Form 10-Q
period 1996-03-31
AVIALL INC
filed 1996-05-14
CIK 701650

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            --------------------

                                   FORM 10-Q
(MARK ONE)
  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

  [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD ENDED

                         COMMISSION FILE NUMBER 1-12380

                            --------------------

                                  AVIALL, INC.
             (Exact name of Registrant as specified in its Charter)

                DELAWARE                                         65-0433083
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                         Identification No.)

          2055 DIPLOMAT DRIVE
             DALLAS, TEXAS                                     75234-8989
(Address of principal executive offices)                       (Zip Code)

                                 (214) 956-5000
              (Registrant's telephone number, including area code)

    Indicate by check x whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                                ---      ---

    The number of shares of Common Stock, par value $.01 per share, outstanding at May 3, 1996 was 19,468,922.

================================================================================

                         PART I - FINANCIAL INFORMATION



ITEM 1:  FINANCIAL STATEMENTS

                                  AVIALL, INC.
                            STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                                         Three months ended
                                                                                              March 31,
                                                                                    -----------------------------
                                                                                         1996             1995
- - -----------------------------------------------------------------------------------------------------------------
 Net sales                                                                             $92,168           86,896
 Cost of sales                                                                          67,572           62,807
- - -----------------------------------------------------------------------------------------------------------------
 Gross profit                                                                           24,596           24,089
 Operating and other expenses:
   Selling and administrative expenses                                                  21,474           20,915
   Nonrecurring charge                                                                   3,850                -
   Interest expense                                                                      2,763            2,911
- - -----------------------------------------------------------------------------------------------------------------
 Earnings (loss) from continuing operations before income taxes                         (3,491)             263
 Provision for income taxes                                                                236              291
- - -----------------------------------------------------------------------------------------------------------------
 Loss from continuing operations                                                        (3,727)             (28)
 Earnings from discontinued operations (net of income tax expense of $1,009)                 -            1,716
- - -----------------------------------------------------------------------------------------------------------------
 Net earnings (loss)                                                                   $(3,727)           1,688
=================================================================================================================
 Net earnings (loss) per share:
   Net earnings (loss) per share from continuing operations                             $(0.19)           (0.00)
- - -----------------------------------------------------------------------------------------------------------------
   Net earnings (loss) per share                                                        $(0.19)            0.09
- - -----------------------------------------------------------------------------------------------------------------
 Weighted average common and common equivalent shares                               19,457,739       19,403,439


See accompanying notes to financial statements.

                                  AVIALL, INC.
                                 BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                     March 31,      December 31,
                                                                                       1996             1995
- - -------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
 ASSETS
 Current assets:
   Cash                                                                                 $7,505            4,690
   Receivables                                                                          50,608           55,725
   Inventories                                                                          79,960          100,619
   Prepaid expenses and other current assets                                             2,349            2,953
   Deferred income taxes                                                                45,961           45,961
   Assets of business held for sale                                                     21,018                -
   Net assets of discontinued Commercial Engine Services                               243,645          238,048
- - -------------------------------------------------------------------------------------------------------------------
 Total current assets                                                                  451,046          447,996
- - -------------------------------------------------------------------------------------------------------------------
 Property, plant and equipment                                                          12,594           12,129
 Intangible assets                                                                      58,876           59,425
 Deferred income taxes                                                                   4,442            3,249
 Other assets                                                                           16,544           16,128
- - -------------------------------------------------------------------------------------------------------------------
 Total assets                                                                         $543,502          538,927
===================================================================================================================

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
   Current portion of long-term debt                                                  $216,078          185,171
   Accounts payable                                                                     37,557           48,176
   Accrued expenses                                                                     85,963           86,218
   Liabilities of business held for sale                                                 4,768                -
- - -------------------------------------------------------------------------------------------------------------------
 Total current liabilities                                                             344,366          319,565
- - -------------------------------------------------------------------------------------------------------------------
 Long-term debt                                                                         94,630          110,439
 Other liabilities                                                                      25,597           26,391
 Shareholders' equity (includes common stock of $.01 par value per share with shares outstanding at March 31, 1996 - 19,457,895 and at December 31,
   1995 - 19,443,712)                                                                   78,909           82,532
- - -------------------------------------------------------------------------------------------------------------------
 Total liabilities and shareholders' equity                                           $543,502          538,927
===================================================================================================================

See accompanying notes to financial statements.

                                  AVIALL, INC.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                   Three months ended March 31,
                                                                                  -------------------------------
                                                                                        1996             1995
- - ------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                                                 $(3,727)           1,688
   Nonrecurring charge                                                                   3,850                -
   Continuing operations depreciation and amortization                                   2,318            2,371
   Discontinued operations depreciation and amortization                                     -            4,909
   Deferred income taxes                                                                (1,190)             (72)
   Changes in:
     Receivables                                                                         1,055           (3,800)
     Inventories                                                                           667            5,998
     Accounts payable                                                                    9,252            2,816
     Accrued expenses                                                                   (2,206)         (18,989)
     Other, net                                                                           (720)           1,385
     Discontinued operations working capital changes                                    (7,419)          15,761
- - ------------------------------------------------------------------------------------------------------------------
                                                                                         1,880           12,067
- - ------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from businesses sold                                                             -           76,800
   Continuing operations capital expenditures                                             (378)            (702)
   Net change in discontinued operations property, plant and equipment                     (29)          (4,307)
   Sales of property, plant and equipment                                                   23              428
   Other, net                                                                                -           (1,664)
- - ------------------------------------------------------------------------------------------------------------------
                                                                                          (384)          70,555
- - ------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in revolving credit facility                                               7,555          (12,987)
   Debt repaid                                                                          (6,318)         (74,665)
   Issuance of common stock                                                                104                -
   Dividends paid                                                                            -             (194)
- - ------------------------------------------------------------------------------------------------------------------
                                                                                         1,341          (87,846)
- - ------------------------------------------------------------------------------------------------------------------
 Change in cash                                                                          2,837           (5,224)
 Cash, beginning of period                                                               4,690           11,486
- - ------------------------------------------------------------------------------------------------------------------
 Cash, end of period                                                                    $7,527            6,262
==================================================================================================================
 CASH PAID FOR INTEREST AND INCOME TAXES:
   Interest                                                                             $7,864            8,844
   Income taxes                                                                            $84           13,154


See accompanying notes to financial statements.

                                  AVIALL, INC.
                         NOTES TO FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION
    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. Certain prior year amounts have been reclassified to conform to the current year presentation. For further information, refer to the financial statements and footnotes thereto included in Aviall, Inc.'s Form 10-K for the year ended December 31, 1995.

NOTE 2 - DISCONTINUED OPERATIONS
    In April 1996, Aviall and its wholly owned subsidiary, Aviall Services, Inc., signed a definitive agreement with Greenwich Air Services, Inc. and its wholly owned subsidiary, GASI Engine Services, Inc., for the sale of its engine repair operations in Dallas/Fort Worth and Prestwick, Scotland and its component repair facility in McAllen, Texas. Also in April 1996, Aviall signed a definitive agreement with Curtiss-Wright Flight Systems, Inc. for the sale of its Miami-based accessory services repair station. Both sales are expected to be finalized in 1996.

NOTE 3 - NONRECURRING CHARGE
    In April 1996, Aviall signed a letter of intent to sell its aerospace fastener distribution business and recorded a $3.9 million first quarter pretax charge in connection with the planned sale. Accordingly, the assets and liabilities of this business have been segregated and are presented separately on the accompanying March 31, 1996 balance sheet.

 NOTE 4 - INVENTORIES

                                                                                    March 31,      December 31,
 (In thousands)                                                                       1996             1995
- - -----------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
 Distribution parts                                                                    $83,021          130,212
 Reserves for excess and obsolete inventories                                           (3,061)         (29,593)
- - -----------------------------------------------------------------------------------------------------------------
                                                                                       $79,960          100,619
=================================================================================================================

    The March 31, 1996 aerospace fastener inventory balance of $16.6 million, net of a reserve for excess and obsolete inventories of $30.0 million, has been reclassified as compared to December 31, 1995 and included in "Assets of Business Held for Sale" on the accompanying balance sheet.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW. The following discussion and analysis should be read in conjunction with the information set forth under Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 11 through 16 of Aviall, Inc.'s (the "Company") Form 10-K for the year ended December 31, 1995.

RESULTS OF OPERATIONS. Net sales in the first quarter of 1996 were $92.2 million, up $5.3 million, or 6%, from the $86.9 million recorded in the same 1995 quarter. The increase was driven primarily by increased shipments to domestic airline and international aviation customers, partially offset by a $5.2 million decline in sales of turbine engine parts no longer distributed by the Company. Rights to distribute these parts were associated with the Company's business aviation and aircraft and terminal services operations which were sold in March 1995.
    Gross profit of $24.6 million was $0.5 million higher than the $24.1 million in the 1995 first quarter. This improvement stemmed from the higher sales volume, but was partially offset by a 1.0 point decline in gross profit as a percentage of sales. This decrease in gross profit percent, from 27.7% to 26.7% in the 1996 first quarter, was principally a result of low margins on the disposal of excess inventory and the margin impact of other sales incentive programs.
    Selling and administrative expenses were up $0.6 million to $21.5 million in the first three months of 1996. The increase principally consisted of legal and accounting fees associated with amending the Company's bank credit agreement and expenses related to the biennial Singapore Air Show.
    The nonrecurring charge of $3.9 million in the 1996 first quarter comprised the write-down of inventory and the accrual of estimated expenses related to the expected sale of the aerospace fastener business.

FINANCIAL CONDITION. On March 25, 1996, the Company amended its senior secured credit facilities (the "Credit Facilities") to provide for a maturity date of April 30, 1997. The amended Credit Facilities contain various revised covenants, including financial covenants, limitations on debt and limitations on capital expenditures.
    The Company believes that its expected cash flow from operations and availability under its revolving lines of credit are sufficient to meet its current working capital and operating needs. The Company also expects to repay a substantial portion of the outstanding debt using the proceeds from the sales of its discontinued commercial engine services business ("Commercial Engine Services") and its aerospace fastener distribution business. The amended Credit Facilities require pro rata reductions in the term loans and the revolving line of credit primarily tied to anticipated proceeds from and the expected closing dates of certain asset sales. After the completion of these sales, the Company expects to refinance or restructure its remaining debt.
    Cash flow from operations was $1.9 million in the first three months of 1996 and $12.1 million in the comparable 1995 period. Cash was generated in first quarter 1996 from improvements in working capital for continuing operations, but this improvement was partially offset by working capital investments in the discontinued operations. In 1995, positive cash flow from both continuing and discontinued operations, including working capital improvements, was partially offset by a payment to Ryder System, Inc. for the settlement of 1993 federal income taxes.
    The business aviation and aircraft and terminal services operations were sold on March 15, 1995 for cash proceeds of $76.8 million and a $12.0 million unsecured, subordinated note, due 2002, with a stated interest rate of 12%.
The Company then used the proceeds, net of transaction and closing costs, to prepay a portion of its secured term loan as required by the terms of the Credit Facilities. The 1995 decline in the revolving Credit Facilities of $13.0 million reflected cash provided from operations plus a decrease in outstanding bank overdrafts.

OUTLOOK. In 1996, the Company continues to be in a state of transition. Management expects to complete the sales of the non-strategic businesses during the year and use the net proceeds to significantly reduce debt. The culmination of these transactions is expected to improve the balance sheet and reduce ongoing interest costs. Corporate functions will be reorganized and streamlined through integration with distribution support functions. This will necessitate additional charges later in 1996 for severance and other costs associated with the planned reorganization.
    As previously discussed, the amended Credit Facilities provide for a maturity date of April 30, 1997. Accordingly, the amortization of debt issuance costs included in interest expense will increase by approximately $1.5 million per quarter through April 1997. If debt is repaid prior to maturity, amortization of the remaining debt issuance costs will be accelerated correspondingly.

    In April 1996, Aviall signed a definitive agreement with Greenwich Air Services, Inc. ("Greenwich") for the sale of its engine overhaul and repair units. Also in April, the Company signed a definitive agreement with a subsidiary of Curtiss-Wright Corporation for the sale of its Miami-based accessory services repair station. Management expects to complete the sales of these discontinued operations during 1996.
    In April 1996, Aviall signed a letter of intent to sell its aerospace fastener distribution business to a company to be formed by Quentin P. Bourjeaurd, currently Aviall Aerospace's vice president and general manager. This sale also is expected to be completed in 1996.
    Aviall's new focus is on the distribution of aviation parts to the aftermarket and providing inventory information services. Management believes this narrowed focus will enable the Company to improve profitability through participation in markets which offer significant growth opportunities. In addition, the Company's estimated $160 million net operating loss carryforward as of December 31, 1996 will obviate U.S. federal income tax payments for several years.

                          PART II - OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

          2.1 Agreement of Purchase and Sale among Aviall, Inc., Aviall Services, Inc., Greenwich Air Services, Inc. and GASI Engine Services, Inc., dated April 19, 1996, incorporated herein by reference to Exhibit 2.1 to Aviall, Inc.'s Current Report on Form 8-K, dated April 19, 1996. (In accordance with Item 601 of Regulation S-K, this copy of such Agreement does not include the schedules or exhibits thereto, which schedules and exhibits are listed in the table of contents to such Agreement. Aviall, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of such schedules and exhibits.)

          2.2 Asset Purchase Agreement between Aviall, Inc. and Curtiss-Wright Flight Systems, Inc., dated April 25, 1996, incorporated herein by reference to Exhibit 2.2 to Aviall, Inc.'s Current Report on Form 8-K, dated April 19, 1996. (In accordance with Item 601 of Regulation S-K, this copy of such Agreement does not include the schedules or exhibits thereto, which schedules and exhibits are listed in the exhibit index to such Agreement. Aviall, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of such schedules and exhibits.)


          27.1    Financial Data Schedule

    (b)   Reports on Form 8-K

          No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AVIALL, INC.

May 13, 1996                         By   /s/ Mina Brown
                                          ---------------------------------
                                          Mina Brown
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)


May 13, 1996                         By   /s/ Jacqueline K. Collier
                                          ---------------------------------
                                          Jacqueline K. Collier
                                          Vice President and Controller
                                          (Principal Accounting Officer)

                              INDEX TO EXHIBITS





Exhibit
Number                    Description
- - -------                   -----------
2.1 Agreement of Purchase and Sale among Aviall, Inc., Aviall Services, Inc., Greenwich Air Services, Inc. and GASI Engine Services, Inc., dated April 19, 1996, incorporated herein by reference to Exhibit 2.1 to Aviall, Inc.'s Current Report on Form 8-K, dated April 19, 1996. (In accordance with Item 601 of Regulation S-K, this copy of such Agreement does not include the schedules or exhibits thereto, which schedules and exhibits are listed in the table of contents to such Agreement. Aviall, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of such schedules and exhibits.)

2.2 Asset Purchase Agreement between Aviall, Inc. and Curtiss-Wright Flight Systems, Inc., dated April 25, 1996, incorporated herein by reference to Exhibit 2.2 to Aviall, Inc.'s Current Report on Form 8-K, dated April 19, 1996. (In accordance with Item 601 of Regulation S-K, this copy of such Agreement does not include the schedules or exhibits thereto, which schedules and exhibits are listed in the exhibit index to such Agreement. Aviall, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of such schedules and exhibits.)


27.1        Financial Data Schedule