Form 10-Q
period 1996-06-30
AVIALL INC
filed 1996-08-12
CIK 701650

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q
(MARK ONE)
 [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

 [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD ENDED

                         COMMISSION FILE NUMBER 1-12380

                             ----------------------

                                  AVIALL, INC.
             (Exact name of Registrant as specified in its Charter)

                  DELAWARE                            65-0433083
      (State or other jurisdiction of              (I.R.S. Employee
       incorporation or organization)              Identification No.)

            2075 DIPLOMAT DRIVE
               DALLAS, TEXAS                           75234-8989
  (Address of principal executive offices)             (Zip Code)

                                 (214) 406-2000
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

    The number of shares of Common Stock, par value $.01 per share, outstanding at August 5, 1996 was 19,481,296.

================================================================================

                         PART I - FINANCIAL INFORMATION



ITEM 1:  FINANCIAL STATEMENTS

                                  AVIALL, INC.
                            STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                                    Three months ended          Six months ended
                                                                         June 30,                   June 30,
                                                                -----------------------------------------------------
                                                                     1996         1995          1996          1995
- ---------------------------------------------------------------------------------------------------------------------
Net sales                                                       $    93,594        87,834       185,762       174,730
Cost of sales                                                        69,823        65,644       137,395       128,451
- ---------------------------------------------------------------------------------------------------------------------
Gross profit                                                         23,771        22,190        48,367        46,279
Operating and other expenses:
  Selling and administrative expenses                                20,199        19,111        41,673        40,026
  Nonrecurring charge                                                     -             -         3,850             -
  Interest expense                                                    3,390         2,849         6,153         5,760
- ---------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations before income taxes          182           230        (3,309)          493
Provision for income taxes                                              211           563           447           854
- ---------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                         (29)         (333)       (3,756)         (361)
Discontinued operations:
  Earnings from operations (net of income tax expense of
    $1,496 and $2,505 in 1995)                                            -         2,675             -         4,391
  Gain on disposal                                                   10,500             -        10,500             -
- ---------------------------------------------------------------------------------------------------------------------
Earnings from discontinued operations                                10,500         2,675        10,500         4,391
- ---------------------------------------------------------------------------------------------------------------------
Net earnings                                                    $    10,471         2,342         6,744         4,030
=====================================================================================================================

Net earnings (loss) per share:
  Net loss per share from continuing operations                 $     (0.00)        (0.02)        (0.19)        (0.02)
- ---------------------------------------------------------------------------------------------------------------------
  Net earnings per share                                        $      0.54          0.12          0.35          0.21
- ---------------------------------------------------------------------------------------------------------------------
Weighted average common and common equivalent shares             19,556,335    19,414,110    19,506,953    19,404,410




See accompanying notes to financial statements.

                                  AVIALL, INC.
                                 BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                 June 30,      December 31,
                                                                                   1996            1995
- -----------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
ASSETS
Current assets:
  Cash                                                                             $  3,680           4,690
  Receivables                                                                        53,230          55,725
  Inventories                                                                        77,665         100,619
  Prepaid expenses and other current assets                                          18,796           2,953
  Deferred income taxes                                                              23,044          45,961
  Assets of business held for sale                                                   22,880               -
  Net assets of discontinued Commercial Engine Services                                   -         238,048
- -----------------------------------------------------------------------------------------------------------
Total current assets                                                                199,295         447,996
- -----------------------------------------------------------------------------------------------------------

Property, plant and equipment                                                        12,088          12,129
Intangible assets                                                                    60,608          59,425
Deferred income taxes                                                                29,823           3,249
Other assets                                                                         15,919          16,128
- -----------------------------------------------------------------------------------------------------------
Total assets                                                                       $317,733         538,927
- -----------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                $ 72,235         185,171
  Accounts payable                                                                   30,987          48,176
  Accrued expenses                                                                   93,086          86,218
  Liabilities of business held for sale                                               4,196               -
- -----------------------------------------------------------------------------------------------------------
Total current liabilities                                                           200,504         319,565
- -----------------------------------------------------------------------------------------------------------

Long-term debt                                                                        2,367         110,439
Other liabilities                                                                    25,404          26,391
Shareholders' equity (includes common stock of $.01 par value per share with shares outstanding at June 30, 1996 - 19,470,500 and at December 31,
  1995 - 19,443,712)                                                                 89,458          82,532
- -----------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                         $317,733         538,927
===========================================================================================================




See accompanying notes to financial statements.

                                  AVIALL, INC.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                  Six months ended June 30,
                                                                                 --------------------------
                                                                                    1996            1995
- ------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                   $   6,744            4,030
  Gain on disposal of discontinued operations                                      (10,500)               -
  Nonrecurring charge                                                                3,850                -
  Continuing operations depreciation and amortization                                4,881            3,685
  Discontinued operations depreciation and amortization                                  -           11,006
  Deferred income taxes                                                             (2,419)            (360)
  Changes in:
    Receivables                                                                     (1,307)          (1,791)
    Inventories                                                                        947           10,430
    Accounts payable                                                                 8,491            1,387
    Accrued expenses                                                                 5,727          (22,881)
    Other, net                                                                      (2,878)             571
    Discontinued operations working capital changes                                  4,725           37,631
- -----------------------------------------------------------------------------------------------------------
                                                                                    18,261           43,708
- -----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from businesses sold                                                    232,565           76,800
  Capital expenditures                                                                (895)          (2,137)
  Sales of property, plant and equipment                                               168              446
  Other, net                                                                             -             (560)
  Net change in discontinued operations property, plant and equipment                  602           (8,155)
- -----------------------------------------------------------------------------------------------------------
                                                                                   232,440           66,394
- -----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in revolving credit facility                                         (149,932)         (33,518)
  Debt repaid                                                                     (100,315)         (77,555)
  Debt issue costs paid                                                             (1,624)               -
  Issuance of common stock                                                             182                -
  Dividends paid                                                                         -             (388)
- -----------------------------------------------------------------------------------------------------------
                                                                                  (251,689)        (111,461)
- -----------------------------------------------------------------------------------------------------------
Change in cash                                                                        (988)          (1,359)
Cash, beginning of period                                                            4,690           11,486
- -----------------------------------------------------------------------------------------------------------
Cash, end of period                                                              $   3,702           10,127
===========================================================================================================
CASH PAID FOR INTEREST AND INCOME TAXES:
  Interest                                                                       $  15,437           17,311
  Income taxes                                                                   $     367           14,030




See accompanying notes to financial statements.

                                  AVIALL, INC.
                         NOTES TO FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. Certain prior year amounts have been reclassified to conform to the current year presentation. For further information, refer to the financial statements and footnotes thereto included in Aviall, Inc.'s Form 10-K for the year ended December 31, 1995.

NOTE 2 - DISCONTINUED OPERATIONS

    In April 1996, Aviall and its wholly owned subsidiary, Aviall Services, Inc., signed a definitive agreement with Greenwich Air Services, Inc. ("Greenwich") and its wholly owned subsidiary, GASI Engine Services, Inc., for the sale of its engine repair operations in Dallas/Fort Worth and Prestwick, Scotland and its component repair facility in McAllen, Texas. Also in April 1996, Aviall signed a definitive agreement with Curtiss-Wright Flight Systems, Inc. for the sale of its Miami-based accessory services repair station. The accessory repair services sale was completed on May 20, 1996, and the engine repair services sale was completed on June 10, 1996. The engine repair services sale agreement provided Greenwich the unilateral option to pay a portion of the purchase price in stock. Greenwich did not exercise this option and paid the full purchase price in cash (or assumed liabilities). Included in the $212.5 million estimated loss on disposal recorded in December 1995 was a $10.5 million provision for loss on sale of the stock which was reversed in the second quarter of 1996.

NOTE 3 - NONRECURRING CHARGE

    In April 1996, Aviall signed a letter of intent to sell its aerospace fastener distribution business and recorded a $3.9 million first quarter pretax charge in connection with the planned sale. Accordingly, the assets and liabilities of this business have been segregated and are presented separately on the accompanying June 30, 1996 balance sheet.

NOTE 4 - INVENTORIES

                                                                                  June 30,     December 31,
(In thousands)                                                                      1996          1995
- -----------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
Distribution parts                                                                 $81,025          130,212
Reserves for excess and obsolete inventories                                        (3,360)         (29,593)
- -----------------------------------------------------------------------------------------------------------
                                                                                   $77,665          100,619
===========================================================================================================

    The June 30, 1996 aerospace fastener inventory balance of $18.6 million, net of a reserve for excess and obsolete inventories of $30.2 million, has been reclassified as compared to December 31, 1995 and included in "Assets of Business Held for Sale" on the accompanying balance sheet.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW. The following discussion and analysis should be read in conjunction with the information set forth under Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 11 through 16 of Aviall, Inc.'s (the "Company") Form 10K for the year ended December 31, 1995.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995.

    Net sales in the second quarter of 1996 were $93.6 million, up $5.8 million, or 7%, from the $87.8 million recorded in the same 1995 quarter. The increase was driven primarily by increased shipments to domestic airline and international aviation customers as well as volume increases on aerospace fastener Just-In-Time (JIT) contracts partially offset by a $5.1 million decline in sales of turbine engine parts. Rights to distribute these parts were associated with the Company's business aviation and aircraft and terminal services operations which were sold in March 1995, but sales from the inventory in stock have continued through the second quarter of 1996. Excluding the discontinued turbine part sales from each period, sales in the continuing operations increased 13%.

    Gross profit of $23.8 million was $1.6 million higher than the $22.2 million in the 1995 second quarter. Gross profit as a percentage of sales increased from 25.3% to 25.4%.

    Selling and administrative expenses increased $1.1 million to $20.2 million in the second quarter of 1996. The increase was due to severance expenses associated with corporate staff reductions and legal and accounting fees incurred in connection with the amended bank credit agreement.

    Interest expense was higher than in the second quarter 1995, reflecting the accelerated amortization of debt issuance costs.

    The 1996 results include a $10.5 million gain from the disposal of discontinued operations due to the receipt of cash rather than an anticipated partial stock payment.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995.

    Net sales in the first half of 1996 were $185.8 million, an increase of $11.1 million, or 6%, from the $174.7 million recorded in the comparable 1995 period. Sales of discontinued turbine parts decreased $10.3 million. Excluding the discontinued turbine part sales from each period, sales in the continuing operations increased $21.4 million, or 13%, on increased shipments to domestic and international airline customers, higher volume in product repair services and new JIT contracts for aerospace fasteners.

    Gross profit of $48.4 million in the first six months of 1996 increased $2.1 million, or 5%, from the first half of 1995. Gross profit as a percentage of sales decreased from 26.5% in 1995 to 26.0% in 1996. This decrease stemmed primarily from low margins on the disposal of excess inventory.

    Selling and administrative expenses increased $1.7 million to $41.7 million in the first six months of 1996. The increase was due to severance charges and legal and accounting fees associated with amending the Company's bank credit agreement.

    The nonrecurring charge of $3.9 million, comprised of the write-down of inventory and the accrual of estimated expenses, was incurred as a result of the expected sale of the aerospace fastener business.

    Interest expense was higher than in 1995, reflecting the accelerated amortization of debt issuance costs.

    The 1996 results include a $10.5 million gain from the disposal of discontinued operations due to the receipt of cash rather than an anticipated partial stock payment.

FINANCIAL CONDITION. The following table sets forth cash flows for the continuing businesses and the aerospace fastener business, which is held for sale.

                                                                              Six months ended June 30,
                                                                              -------------------------
(In thousands)                                                                   1996             1995
- -------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
Cash flows from operating activities:
    Net loss                                                                  $ (3,756)            (361)
    Nonrecurring charge                                                          3,850                -
    Depreciation and amortization                                                4,881            3,685
    Change in working capital and other                                          8,561          (12,644)
- -------------------------------------------------------------------------------------------------------
                                                                                13,536           (9,320)
- -------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Capital expenditures                                                          (895)          (2,137)
    Sales of property, plant and equipment                                         168              446
    Other, net                                                                       -             (560)
- -------------------------------------------------------------------------------------------------------
                                                                                  (727)          (2,251)
- -------------------------------------------------------------------------------------------------------
Net cash flows before financing                                               $ 12,809          (11,571)
=======================================================================================================

    Cash flows from operations were $13.5 million in the first six months of 1996 compared to $(9.3) million in the 1995 period. Working capital improved during 1996 primarily as a result of higher accounts payable. Depreciation and amortization expense increased due to the Company amending its senior secured credit facilities (the "Credit Facilities") to provide for a maturity date of April 30, 1997. The shorter maturity date required the related debt issuance costs to be amortized over the shorter period causing an increase of $1.4 million over 1995. In 1995, the negative working capital change was due to a payment to Ryder System, Inc. for the settlement of 1993 federal income taxes pursuant to the tax-sharing agreement entered into in connection with the spin-off in December 1993.

    The Company completed the sales of its discontinued commercial engine services businesses in the second quarter of 1996. The cash proceeds of $232.6 million, net of transaction and closing costs, were used to make pro rata reductions in the term loans and revolving lines of credit as required by the terms of the Credit Facilities. These cash proceeds represent approximately 95% of the anticipated sales proceeds. The Company continues to pursue completion of the remaining outstanding issues in order to finalize these sales transactions, including the post closing audits.

    The business aviation and aircraft and terminal services operations were sold on March 15, 1995 for cash proceeds of $76.8 million and a $12.0 million unsecured, subordinated note due 2002, with a stated interest rate of 12%. The Company used the proceeds, net of transaction and closing costs, to prepay a portion of its secured term loan as required by the terms of the Credit Facilities. The 1995 decline in the revolving Credit Facilities of $33.5 million reflected cash provided from operations plus a decrease in outstanding bank overdrafts.

OUTLOOK. In 1996, the Company continues to be in a state of transition. Management has completed a major portion of the sales of non-strategic businesses and used the net proceeds to significantly reduce debt. The culmination of these transactions is expected to further improve the balance sheet and reduce ongoing interest costs. Corporate functions are being reorganized and streamlined through integration with distribution support functions. This will necessitate additional charges later in 1996 for severance and other costs associated with the planned reorganization.

    The Company believes that its expected cash flow from operations and availability under its revolving lines of credit are sufficient to meet its current working capital needs and the funding of transaction expenses associated with the sales of the non-strategic businesses. The Company expects to refinance or restructure its remaining debt after the completion of the sale of its aerospace fastener business. If debt is repaid prior to maturity, amortization of the remaining debt issuance costs will accelerate correspondingly.

    In April 1996, Aviall signed a letter of intent to sell its aerospace fastener distribution business to a company to be formed by Aviall Aerospace's vice president and general manager. This sale is expected to be completed in 1996.

    Aviall's new focus is on the distribution of aviation parts to the aftermarket and providing inventory information services. Management believes this narrowed focus will enable the Company to improve profitability through participation in markets which offer significant growth opportunities. In addition, the Company's estimated $160 million net operating loss carryforward as of December 31, 1996 will minimize U.S. federal income tax payments for several years.

                          PART II - OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Shareholders was held on June 3, 1996, at which meeting the shareholders took action with respect to two proposals, (i) the election of Henry Wendt to serve as director of the Company for a term expiring at the Company's 1999 Annual Meeting of Shareholders, and (ii) the ratification of the appointment of Price Waterhouse to serve as independent auditors for the Company and its subsidiaries for the fiscal year ending December 31, 1996.

    The number of votes cast for, against or withheld, as well as the number of abstentions as to each proposal is set forth below. There were no broker non-votes with respect to any of the proposals.

                             Election of Directors

                                       Total Votes For                    Total Votes Withheld
                                       ---------------                    --------------------
Henry Wendt                              15,939,246                              53,486

              Ratification of Appointment of Independent Auditors

                For                                 Against                              Abstain
                ---                                 -------                              -------
             15,929,417                             32,599                                30,691

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

          27.1   Financial Data Schedule

    (b)   Reports on Form 8-K

          During the quarter for which this Form 10-Q Report is filed, the Company filed three Current Reports on Form 8-K. The first and second, dated April 19, 1996 and May 14, 1996, respectively, covered information reported under Item 5 - Other Events; the third, dated June 10, 1996, covered information reported under Item 2 - Acquisition or Disposition of Assets.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AVIALL, INC.

August 12, 1996                          By /s/Jacqueline K Collier
                                            ------------------------------------
                                            Jacqueline K. Collier
                                            Vice President and Controller
                                            (Authorized Officer/Chief
                                            Accounting Officer)

                               INDEX TO EXHIBITS


     Exhibit
      Number               Description
- --------------------------------------------------------------------------------
     27.1            Financial Data Schedule