Form 10-Q
period 1996-09-30
AVIALL INC
filed 1996-11-12
CIK 701650

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

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                                (972) 406-2000
             (Registrant's telephone number, including area code)


    Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               -----    -----

    The number of shares of Common Stock, par value $.01 per share, outstanding at November 4, 1996 was 19,525,379.

================================================================================

                        PART I - FINANCIAL INFORMATION



ITEM 1:  FINANCIAL STATEMENTS

                                 AVIALL, INC.
                           STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)



                                                                     Three months ended          Nine months ended
                                                                       September 30,               September 30,
                                                                   -------------------------------------------------
                                                                     1996          1995         1996          1995
--------------------------------------------------------------------------------------------------------------------
Net sales                                                          $98,637        83,111       284,399       257,841
Cost of sales                                                       74,210        61,083       211,605       189,534
--------------------------------------------------------------------------------------------------------------------
Gross profit                                                        24,427        22,028        72,794        68,307
Operating and other expenses:
  Selling and administrative expenses                               19,378        18,025        61,051        58,051
  Nonrecurring charges                                               2,763        (4,201)        6,613        (4,201)
  Interest expense                                                   3,503         2,827         9,656         8,587
--------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations before income taxes      (1,217)        5,377        (4,526)        5,870
Provision for income taxes                                           1,210         2,643         1,657         3,497
--------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations                          (2,427)        2,734        (6,183)        2,373
Discontinued operations:
  Earnings from operations (net of income tax expense of
    $1,173 and $3,678 in 1995)                                           -         1,689             -         6,080
  Gain on disposal                                                   6,446             -        16,946             -
--------------------------------------------------------------------------------------------------------------------
Earnings from discontinued operations                                6,446         1,689        16,946         6,080
--------------------------------------------------------------------------------------------------------------------
Net earnings before extraordinary item                               4,019         4,423        10,763         8,453
--------------------------------------------------------------------------------------------------------------------
Extraordinary loss                                                   3,421             -         3,421             -
--------------------------------------------------------------------------------------------------------------------
Net earnings                                                       $   598         4,423         7,342         8,453
====================================================================================================================
Net earnings (loss) per share:
  Earnings (loss) from continuing operations                       $ (0.13)         0.14         (0.32)         0.12
  Earnings from discontinued operations                               0.33          0.09          0.87          0.32
  Extraordinary loss                                                 (0.17)         0.00         (0.17)         0.00
--------------------------------------------------------------------------------------------------------------------
  Net earnings                                                     $  0.03          0.23          0.38          0.44
====================================================================================================================
Weighted average common and common equivalent shares            19,539,541    19,443,847    19,516,576    19,412,195




See accompanying notes to financial statements.

                                 AVIALL, INC.
                                BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               September 30,     December 31,
                                                                                    1996             1995
-------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
ASSETS
Current assets:
  Cash                                                                              $  7,082            4,690
  Receivables                                                                         50,513           55,725
  Inventories                                                                         72,190          100,619
  Prepaid expenses and other current assets                                            4,335            2,953
  Deferred income taxes                                                               18,992           45,961
  Net assets of discontinued operations                                                    -          238,048
-------------------------------------------------------------------------------------------------------------
Total current assets                                                                 153,112          447,996
-------------------------------------------------------------------------------------------------------------
Property, plant and equipment                                                          9,578           12,129
Intangible assets                                                                     60,109           59,425
Deferred income taxes                                                                 30,219            3,249
Other assets                                                                          14,154           16,128
-------------------------------------------------------------------------------------------------------------
Total assets                                                                        $267,172          538,927
=============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                 $  4,220          185,171
  Accounts payable                                                                    26,311           48,176
  Accrued expenses                                                                    67,684           86,218
-------------------------------------------------------------------------------------------------------------
Total current liabilities                                                             98,215          319,565
-------------------------------------------------------------------------------------------------------------

Long-term debt                                                                        55,239          110,439
Other liabilities                                                                     23,369           26,391
Shareholders' equity (common stock of $.01 par value per share with 80,000,000 shares authorized and 19,520,851 shares and 19,443,712 shares issued and outstanding at September 30, 1996 and December 31, 1995, respectively;
  preferred stock of $.01 par value with 10,000,000 shares authorized and no
  shares issued and outstanding)                                                      90,349           82,532
-------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                          $267,172          538,927
=============================================================================================================




See accompanying notes to financial statements.

                                 AVIALL, INC.
                           STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)


                                                                                         Nine months ended
                                                                                           September 30,
                                                                                       ---------------------
                                                                                          1996          1995
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                         $  7,342        8,453
  Gain on disposal of discontinued operations                                           (16,946)           -
  Nonrecurring charges                                                                    6,613       (4,201)
  Extraordinary loss                                                                      3,421            -
  Continuing operations depreciation and amortization                                     8,051        5,505
  Discontinued operations depreciation and amortization                                       -       16,760
  Deferred income taxes                                                                  (2,814)       1,277
  Changes in:
    Receivables                                                                            (559)       2,954
    Inventories                                                                           4,164        2,322
    Accounts payable                                                                      6,231       (4,317)
    Accrued expenses                                                                     (2,637)     (29,122)
    Other, net                                                                           (4,087)       1,546
    Discontinued operations working capital changes                                       5,020       38,504
------------------------------------------------------------------------------------------------------------
                                                                                         13,799       39,681
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from businesses sold                                                         261,276       76,800
  Capital expenditures                                                                   (1,027)      (3,303)
  Sales of property, plant and equipment                                                  2,011          474
  Other, net                                                                                  -         (861)
  Net change in discontinued operations property, plant and equipment                       603      (11,745)
------------------------------------------------------------------------------------------------------------
                                                                                        262,863       61,365
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt proceeds                                                                          50,000            -
  Net change in revolving credit facility                                              (152,542)     (27,168)
  Debt repaid                                                                          (169,632)     (78,666)
  Debt issue costs paid                                                                  (2,571)           -
  Issuance of common stock                                                                  475          101
  Dividends paid                                                                              -         (582)
------------------------------------------------------------------------------------------------------------
                                                                                       (274,270)    (106,315)
------------------------------------------------------------------------------------------------------------
Change in cash                                                                            2,392       (5,269)
Cash, beginning of period                                                                 4,690       11,486
------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                    $  7,082        6,217
============================================================================================================

CASH PAID FOR INTEREST AND INCOME TAXES:
  Interest                                                                              $17,583       23,025
  Income taxes                                                                          $ 1,123       19,195




See accompanying notes to financial statements.

                                 AVIALL, INC.
                        NOTES TO FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. Certain prior year amounts have been reclassified to conform to the current year presentation. For further information, refer to the financial statements and footnotes thereto included in Aviall, Inc.'s ("Aviall" or the "Company") Form 10-K for the year ended December 31, 1995.

NOTE 2 - NONRECURRING CHARGE

    In April 1996, the Company signed a letter of intent to sell its aerospace fastener distribution business (the "Fastener Business") and recorded a $3.9 million first quarter charge in connection with the planned sale. In the third quarter of 1996, an additional charge of $2.8 million was recorded to reflect the final contract terms and higher than estimated transaction-related expenses in connection with the sale of the Fastener Business which was completed on September 19, 1996.

NOTE 3 - DISCONTINUED OPERATIONS

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

    In the third quarter of 1996, the Company recognized an additional gain on disposal of $6.4 million as a result of changes in estimates for transaction-related expenses and settlement of the final sale price of its engine repair services business. The final settlement included the receipt by Aviall of $10.4 million placed in escrow at the close of the sale pending finalization of the audited closing date net asset statement.

NOTE 4 - EXTRAORDINARY LOSS

    The $3.4 million extraordinary loss resulted from the write-off of unamortized debt issuance costs associated with the Company's 1993 amended credit agreement which was refinanced in the third quarter of 1996.

NOTE 5 - INVENTORIES


                                                   September 30,    December 31,
(In thousands)                                         1996             1995
--------------------------------------------------------------------------------
                                                     (Unaudited)

Distribution parts                                      $76,753          130,212

Reserves for excess and obsolete inventories             (4,563)         (29,593)
--------------------------------------------------------------------------------
                                                        $72,190          100,619
================================================================================

NOTE 6 - DEBT

    In September 1996, the Company replaced its domestic credit facilities.
The new senior credit facilities (the "Credit Facilities") consist of a $50 million five-year amortizing secured term loan due through 2001 (the "Term Loan"), and a $50 million five-year secured revolving loan due in 2001 (the "Revolving Credit Facility") with availability determined by reference to a borrowing base of eligible accounts receivable and inventory of the Company. The Credit Facilities contain various covenants, including financial covenants, limitations on debt and limitations on capital expenditures. As of September 30, 1996, the Company had $50 million outstanding under the Term Loan and $5 million outstanding under the Revolving Credit Facility.

    Under the Credit Facilities, the Company can select between two floating rate options: the London Interbank Offering Rate ("LIBOR") plus an applicable margin ranging from .75% to 2.25% dependent upon certain of the Company's ratios or the Alternate Base Rate ("ABR") which is the higher of the agent bank's prime rate and the federal funds rate plus .5%, plus an applicable margin ranging from zero to 1.25% dependent upon certain of the Company's ratios. The applicable margin for the period through June 1997 will be 2% and 1% for the LIBOR and ABR, respectively. Additionally, the Credit Facilities provide for the issuance of up to $20 million of letters of credit subject to the borrowing base. Commitment fees ranging from .25% to .5% are payable on the unused portion of the Revolving Credit Facility. The Credit Facilities are secured by substantially all of the Company's domestic assets, certain foreign assets and 65% of the stock of each of the Company's foreign subsidiaries.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW. The following discussion and analysis should be read in conjunction with the information set forth under Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 11 through 16 of Aviall, Inc.'s Form 10K for the year ended December 31, 1995.

RESULTS OF OPERATIONS. The following table sets forth net sales, gross profit and selling and administrative expense for the ongoing business separate from the Fastener Business that was sold in September 1996.

                                                                 Three months ended            Nine months ended
                                                                   September 30,                 September 30,
                                                               ----------------------------------------------------
(In thousands)                                                  1996           1995           1996           1995
-------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
Net sales
  Ongoing business                                             $91,244         76,496        261,314        240,391
  Fastener Business                                              7,393          6,615         23,085         17,450
-------------------------------------------------------------------------------------------------------------------
Total net sales                                                $98,637         83,111        284,399        257,841
===================================================================================================================
Gross profit
  Ongoing business                                             $22,132         19,817         65,791         62,701
  Fastener Business                                              2,295          2,211          7,003          5,606
-------------------------------------------------------------------------------------------------------------------
Total gross profit                                             $24,427         22,028         72,794         68,307
===================================================================================================================
Selling and administrative expense
  Ongoing business                                             $17,734         16,179         55,534         52,302
  Fastener Business                                              1,644          1,846          5,517          5,749
-------------------------------------------------------------------------------------------------------------------
Total selling and administrative expense                       $19,378         18,025         61,051         58,051
===================================================================================================================

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995.

    Net sales for the ongoing operations in the third quarter of 1996 were $91.2 million, up $14.7 million, or 19%, from the $76.5 million recorded in the same 1995 quarter. The increase was driven primarily by increased shipments to the domestic general aviation and international aviation customers.

    Gross profit for the ongoing operations of $22.1 million was $2.3 million higher than the $19.8 million in the 1995 third quarter. Gross profit as a percentage of sales decreased from 25.9% to 24.3%. This decrease in gross profit percentage was a result of a focus on recapturing and expanding sales.

    Selling and administrative expenses for the ongoing operations were up $1.6 million to $17.7 million in the third quarter of 1996. The increase principally consisted of severance expenses associated with corporate staff reductions and legal and accounting fees associated with the April 1996 amendment of the 1993 credit agreement.

    Interest expense was $.7 million higher than in the third quarter 1995, reflecting the $1.8 million acceleration of amortization of debt issuance costs associated with the April 1996 amendment of the 1993 credit agreement offset by lower interest expense due to reduced debt balances. The portion of interest expense related to debt issuance amortization was $1.5 million greater than in the same 1995 period. Additionally, as a result of the September 1996 senior debt refinancing by the Company, the remaining $3.4 million of unamortized debt issuance costs related to the 1993 amended credit agreement were written off as an extraordinary item in the 1996 third quarter.

    The nonrecurring charge of $2.8 million is the effect of final contract terms and higher than estimated transaction- related expenses on the sale of the Fastener Business.

    The $6.4 million gain on disposal recorded in the third quarter of 1996 resulted from changes in estimates for transaction-related expenses and the determination of the final sale price of the Company's commercial engine services business.

RESULTS OF OPERATIONS -   NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE
MONTHS ENDED SEPTEMBER 30, 1995.

    Net sales from ongoing operations in the first nine months of 1996 were $261.3 million, an increase of $20.9 million, or 9%, from the $240.4 million recorded in the comparable 1995 period. Sales related to a discontinued product line, turbine parts, decreased $10.2 million. Excluding the discontinued turbine part sales from each period, sales in the ongoing operations increased $31.1 million, or 14%, on increased shipments in all part sales customer segments and higher volume in product repair services.

    Gross profit from ongoing operations of $65.8 million in the first nine months of 1996 increased $3.1 million, or 5%, from the first nine months of 1995. Gross profit as a percentage of sales decreased from 26.1% in 1995 to 25.2% in 1996. This decrease stemmed primarily from lower margins on the disposal of excess inventory and a focus on recapturing and expanding sales.

    Selling and administrative expenses for the ongoing operations were up $3.2 million to $55.5 million in the first nine months of 1996. The increase resulted principally from additional severance charges and legal and accounting fees associated with the April 1996 amendment of the Company's 1993 credit agreement.

    The nonrecurring charge of $6.6 million was comprised of the effect of final contract terms and higher than estimated transaction-related expenses on the sale of the Fastener Business.

    Interest expense was $1.1 million higher than in 1995, reflecting the accelerated amortization of debt issuance costs associated with the April 1996 amendment of the 1993 credit agreement. Additionally, as a result of the September 1996 senior debt refinancing by the Company, the remaining $3.4 million of unamortized debt issuance costs related to the 1993 amended credit agreement were written off as an extraordinary item.

    The 1996 results include a $16.9 million gain from the disposal of discontinued operations due to the receipt of cash rather than an anticipated partial stock payment, changes in estimates for transaction-related expenses and the determination of the final sale price of the Company's commercial engine services business.

FINANCIAL CONDITION. The following table sets forth pro forma cash flows for the ongoing business and the Fastener Business.

                                                                                  Nine months ended
                                                                                    September 30,
                                                                               ----------------------
(In thousands)                                                                   1996          1995
-----------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
Cash flows from operating activities:
  Net earnings (loss)                                                           $(9,604)        8,453
  Nonrecurring charges                                                            6,613        (4,201)
  Extraordinary loss                                                              3,421             -
  Depreciation and amortization                                                   8,051         5,505
  Change in working capital and other                                               298       (25,340)
-----------------------------------------------------------------------------------------------------
                                                                                  8,779       (15,583)
------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                                           (1,027)       (3,303)
  Sales of property, plant and equipment                                          2,011           474
  Other, net                                                                          -          (861)
------------------------------------------------------------------------------------------------------
                                                                                    984        (3,690)
------------------------------------------------------------------------------------------------------
Net cash flows before financing activities                                       $9,763       (19,273)
======================================================================================================

    Cash flow from operations was $8.8 million in the first nine months of 1996 compared to $(15.6) million in the 1995 period. Working capital improved during 1996 primarily as a result of higher accounts payable. In the 1996 period, depreciation and amortization expense increased due to the acceleration of debt issuance cost amortization as a result of the Company amending its 1993 credit agreement to provide for a maturity date of April 30, 1997. In 1995, the negative cash flow from operating activities was primarily due to a payment to Ryder System, Inc. for the settlement of 1993 federal income taxes pursuant to the tax-sharing agreement entered into in connection with the spin-off in December 1993.

    The Company completed the sale of its Fastener Business in the third quarter of 1996 resulting in cash proceeds of $18.4 million. In addition, the Company finalized the outstanding issues related to the commercial engine service business sale resulting in the receipt of $10.4 million placed in escrow at the closing of such sale. These amounts were used to repay debt in accordance with the requirements of the Company's prior credit facilities.

    In September 1996, the Company completed a $100 million refinancing of its existing domestic credit facilities. The new bank credit agreement replaces the previously amended 1993 domestic credit agreement that had existed since Aviall's spin-off from Ryder System, Inc. in December 1993. The new senior credit facilities (the "Credit Facilities") consist of a $50 million five-year amortizing secured loan due through 2001 and a $50 million five-year secured revolving loan due in 2001 with availability determined by reference to a borrowing base of eligible accounts receivable and inventory of the Company. The Credit Facilities contain various covenants including financial covenants, limitation on debt and limitation on capital expenditures. Under the Credit Facilities, the Company can select between two floating rate options: the London Interbank Offering Rate ("LIBOR") plus an applicable margin ranging from
 .75% to 2.25% dependent upon certain of the Company's ratios or the Alternate Base Rate ("ABR") which is the higher of the agent bank's prime rate and the federal funds rate plus .5%, plus an applicable margin ranging from zero to 1.25% dependent upon certain of the Company's ratios. The applicable margin for the period through June 1997 will be 2% and 1% for the LIBOR and ABR, respectively.

    The Company believes that its expected cash flow from operations and availability under its revolving lines of credit are sufficient to meet its current working capital needs and the funding of expenses associated with the sale of the engine services business. The new Credit Facilities will provide significant interest expense savings compared to the prior credit facilities.

OUTLOOK. The Company has completed the sales of non-strategic business units and used the net proceeds to pay down debt. The remaining domestic bank debt was replaced with a new senior secured credit facility which is expected to provide interest savings in future periods. Management believes the Company has made significant progress in streamlining the corporate functions to reduce cost and improve efficiency. The Company intends to seek further opportunities for cost reductions and efficiency improvements in all areas of its operations.

    Aviall's new focus is on the distribution of aviation parts and providing inventory information services. Management believes this strategic focus will enable the Company to improve profitability through participation in markets which offer significant growth opportunities. In addition, the Company's estimated $160 million net operating loss carryforward as of December 31, 1996 will minimize U.S. federal income tax payments for several years.

CERTAIN FORWARD-LOOKING STATEMENTS. This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations of the Company, including as a result of competitive factors and pricing pressures, shifts in market demand, general economic conditions and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

                         PART II - OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits
          10.1   Credit Agreement, dated as of September 26, 1996, by and among Aviall, Inc. and the financial institutions parties thereto.

          27.1   Financial Data Schedule.

    (b)   Reports on Form 8-K

          During the quarter for which this Form 10-Q is filed, the Company filed a Current Report on Form 8-K dated September 19, 1996 under
          Item 2 - Acquisition or Disposition of Assets.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             AVIALL, INC.

November 8, 1996             By   /s/ Jacqueline K. Collier
                                  Jacqueline K. Collier
                                  Vice President and Controller
                                  (Authorized Officer/Chief Accounting Officer)

                              INDEX TO EXHIBITS


   Exhibit
   Number                                                Description
   ------                                                -----------
   10.1         Credit Agreement, dated as of September 26, 1996, by and among Aviall, Inc. and the financial institutions parties thereto.

   27.1         Financial Data Schedule.