Form 10-K405
period 1996-12-31
AVIALL INC
filed 1997-03-26
CIK 701650

===============================================================================


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                        ----------------------------

                                  FORM 10-K

(MARK ONE)
   [x]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM             TO

                       COMMISSION FILE NUMBER 1-12380
                       ------------------------------

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

                                 (972) 406-2000
            (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

            TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------      -----------------------------------------

Common Stock, par value, $.01 per share               New York Stock Exchange

    Preferred Share Purchase Rights                   New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                       -----    -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    X
                                     ------

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 14, 1997 was approximately $207.0 million.

    The number of shares of Common Stock outstanding at March 14, 1997 was 19,592,581.

                      DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 13, 1997, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated herein by reference in Part III.

===============================================================================

                                  AVIALL, INC.
                                    CONTENTS
                                     PART I


                                                                                                                     PAGE
ITEM 1:      BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
                 GENERAL  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
                 OVERVIEW . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
                 AIRCRAFT PARTS DISTRIBUTION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
                 INVENTORY LOCATOR SERVICE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
                 SALES AND MARKETING  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
                 COMPETITION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
                 CUSTOMERS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
                 SUPPLIERS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
                 EMPLOYEES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
                 REGULATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
                 DISCONTINUED OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
                 BUSINESSES HELD FOR SALE AT DISTRIBUTION DATE  . . . . . . . . . . . . . . . . . . . . . . . . . .   7
                 ARRANGEMENTS BETWEEN RYDER AND AVIALL RELATING TO THE DISTRIBUTION . . . . . . . . . . . . . . . .   7
                 EXECUTIVE OFFICERS OF AVIALL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
ITEM 2:      PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
ITEM 3:      LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
ITEM 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . . . . . . .   9
                                                         PART II
ITEM 5:      MARKETS FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
                 MATTERS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
ITEM 6:      SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
ITEM 7:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
ITEM 8:      CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . . . . . . . . . . . . . .  18
ITEM 9:      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
                                                         PART III
ITEM 10:     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . . . . . . . . . . . . . . . . . . . .  18
ITEM 11:     EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
ITEM 12:     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . . . . . . . . . . . . . . . . . . . .  18
ITEM 13:     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
                                                         PART IV
ITEM 14:     EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . . . . . . . . . . . . . . . .  F-1

                                     PART I

ITEM 1:  BUSINESS

GENERAL. Aviall, Inc. ("Aviall" or the "Company") is a leading distributor of aviation parts and provider of related parts information services. As used in this report, "Aviall" or the "Company" refers to Aviall and all of its direct and indirect subsidiaries.

    Aviall was incorporated in Delaware in August 1993 to own and operate the aviation services businesses previously conducted by certain subsidiaries of Ryder System, Inc., a Florida corporation ("Ryder"). Aviall operated as a wholly owned subsidiary of Ryder until December 7, 1993 (the "Distribution Date"), when Ryder distributed Aviall's stock to Ryder's shareholders as a tax free dividend (the "Distribution"). The Distribution established Aviall as a publicly held corporation separate from Ryder. In conjunction with the Distribution, the Company announced plans to dispose of its parts redistribution, business aviation engine overhaul, and aircraft and terminal services businesses. The sales of these businesses were completed in 1995. See "Businesses Held for Sale at Distribution Date" in this Item 1.

    In January 1996, Aviall announced its intention to exit the commercial engine services businesses consisting of its airline engine, component and accessories repair operations ("Commercial Engine Services"). The sales of these businesses were completed in 1996, and such businesses are reflected in the Company's Consolidated Financial Statements included in this report as discontinued operations. See "Discontinued Operations" in this Item 1.

    In September 1996, the Company sold its aerospace fastener distribution business (the "Fastener Business"). See Note 4 to the Consolidated Financial Statements included in Item 8 of this report.

OVERVIEW. Aviall is a leading independent global distributor of aircraft parts and supplies. Aviall also provides on- line parts information services to the aviation and marine industries through Inventory Locator Service, LP ("ILS"), which is indirectly wholly owned by Aviall.

    As the largest independent global aviation parts distribution company, Aviall provides a link between parts manufacturers, sellers and buyers throughout the world. Aviall has developed strong relationships with suppliers who seek advanced inventory management, order processing, forecasting and direct electronic communications with end users of their products.

    In addition, ILS provides the largest and most timely independent database of parts information in the commercial aviation industry, covering essentially every aircraft and engine type in commercial service. Aviall management believes that ILS is generally the first database to be accessed by buyers seeking parts availability and sellers wishing to list their parts for sale.

AIRCRAFT PARTS DISTRIBUTION. Aviall is the largest independent global distributor of aircraft parts and supplies, serving both the commercial and general aviation after-markets. Product lines distributed by Aviall include a variety of airframe spares (e.g., oxygen systems, filters, control cables, batteries, actuators and motors), undercarriage items (e.g., wheels, brakes and tires), piston engines and parts, and other supplies. Aviall purchases these new parts from suppliers for its own account and resells such parts to its customers, which include commercial airlines, freight carriers, maintenance and overhaul shops, aircraft original equipment manufacturers ("OEMs"), corporate aircraft operators, brokers, governmental agencies and other distributors. Aviall's parts distribution business also maintains a network of battery, wheel and brake repair, hose assembly and tire retread shops offering a wide range of product repair services.

    Aviall distributes aircraft and engine parts from customer service centers located throughout the world including North America, Europe and the Asia-Pacific region. Field sales representatives located in each of these regions call upon current and potential customers on a regular basis to solicit orders and provide product and operational information. Each service center is staffed to receive and process telephone, facsimile and mail orders. Approximately 60% of the parts distributed by Aviall are located in its Dallas, Texas warehouse complex, with the remaining parts distributed from its customer service centers worldwide.

    Aviall is an authorized distributor for manufacturers such as BFGoodrich (ice protection systems, wheel and brake parts), Scott Aviation (oxygen systems), Teleflex Control Systems (motors and actuators), Lord Corporation (engine vibration isolators), Champion Aviation Products (ignition systems) and Textron Lycoming (piston engines, parts and components). This diversity distinguishes Aviall from most other distributors which carry a narrower range of products. Over 98,000 unique part numbers are sold to approximately 13,200 customers.

    Aviall's integrated data system permits its employees to access information on stock availability, pricing and order status, and to perform order entry on a real time basis from anywhere in the world. The system facilitates immediate drop shipment from Dallas, Texas to customers throughout North America and overnight fulfillment of European customer orders. Advanced electronic data interchange ("EDI") communications with other networks used by suppliers and customers is a key factor enhancing customer service that Aviall believes provides it with a competitive advantage. Aviall's EDI system provides direct customer access to Aviall's central inventory management and retrieval system. In addition, the Aviall AIRNETsm order entry system is available on the Internet and enables customers to review parts availability, place orders and check order status.

INVENTORY LOCATOR SERVICE. ILS provides on-line information for the aviation and commercial marine industries that brings buyers and sellers together. Suppliers of parts, equipment and services from around the world list their inventories and capabilities on the ILS system for access by buyers. Using a personal computer with modem, buyers can quickly locate the suppliers that have the items or capabilities they need.

    Most clients use ILS-provided software that allows them to enter an identifying number, such as a part number, on their own personal computer.
With a few keystrokes, the software automatically connects with the computer at ILS headquarters in Memphis, Tennessee and transmits their request. The database is searched, a report is transmitted back to the requester's personal computer and the on-line connection is terminated. The process usually takes less than a minute. In addition to availability data, the report provides the buyer with the information necessary to contact the seller directly. As an independent provider of information, ILS does not hold inventory or take part in any sales transactions between its clients. ILS charges a subscription fee to access or list data. In this respect, ILS is the largest independent information source of its type serving the commercial aviation industry.

    ILS recently introduced easy-to-use software for the Microsoft Windows operating system. It includes a powerful messaging system, ILS DIRECTsm, that enables buyers and sellers to communicate with each other electronically. Information from database searches can be incorporated directly into messages to save time and eliminate errors. Electronic directories of all ILS users can be updated on-line, and users can maintain their own directories of nonusers which they can use to automatically address and send faxes.

    In addition to parts and services availability information, ILS maintains approximately 92 million records of government data. Provided on a supplemental basis, this information may be used in locating alternate parts and suppliers, identifying unknown items, finding new applications for parts and establishing the value of parts.

    The ILS system provides information on over 30 million line items of parts and equipment, and its databases contain over 123 million records. ILS users access the system approximately 22,000 times each business day.

SALES AND MARKETING. Aviall emphasizes breadth of product offering, competitive pricing, attention to customer service and value-added functions through advanced systems and inventory management/logistics applications. Aviall's parts distribution operations serve the different requirements of both the commercial airline and the general aviation after- market sectors, as well as the aircraft OEMs.

    Aviall's commercial airline parts distribution operations conduct direct sales and marketing efforts through a team of regional sales managers and field sales representatives who meet regularly with Aviall's major airline customers. Their function is not only to sell and provide technical support for existing products but also to work with Aviall's airline customers and with Aviall's suppliers in order to identify new market opportunities.

    Commercial airlines conduct much of their parts purchasing activities through annual or longer term contracts with a strong emphasis upon EDI and systems interfacing. Management believes that Aviall's superior systems expertise and its focus on service provide a competitive advantage in serving its airline customers.

    Aviall's general aviation parts distribution operations sell through 29 domestic and international customer service centers and use both employee and third-party sales representatives to meet customer requirements. The general aviation sales staff works closely with the regional sales managers and the inventory provisioning group to ensure that inventory availability and customer service levels are maintained. Frequent meetings are conducted with suppliers to provide new product introductions as well as marketing and sales training.

    The general aviation parts distribution operations also sponsor parts and maintenance symposiums with participation by both manufacturers and customers. These symposiums feature new products and experienced representatives from Aviall suppliers who provide technical training. In addition, management believes that the Company's parts catalog, which is published every three years, is the recognized industry standard for parts and applications in the general aviation sector. A quarterly price subscription service is offered to complement the catalog. Aviall also uses institutional advertising, co-op advertising programs with suppliers and direct mail programs, as well as sending representatives to a number of industry trade shows around the world, to ensure that its name, products and services are visible in the market.

    ILS services are marketed to both the buyers and suppliers in the aviation and marine industries. Suppliers use ILS services to open new markets and find additional customers for their products and services. Buyers use ILS to locate the parts and services they require. Enhancements to ILS services are driven by customer needs and its hardware/software capabilities. ILS routinely uses focus groups, questionnaires, industry meetings and surveys to obtain customer feedback on current and prospective services.

    ILS is represented by area sales managers and independent representatives strategically located throughout the world. ILS, with headquarters in Memphis, Tennessee, also maintains regional offices in Atlanta, Georgia; Los Angeles, California; and Hong Kong as well as independent representatives in London, England; Toronto, Canada; and Sutherland, Australia. In addition, field service representatives located in the major customer concentration areas provide customers with training and technical support.

    Each year, ILS demonstrates its services at a number of trade shows around the world as a means of reaching prospective customers. Advertising in major aviation and marine industry publications also provides additional exposure and generates leads for the ILS sales team. Increasingly, the ILS web site on the Internet is being employed as a marketing tool to provide information to current and prospective customers. In addition, ILS offers seminars and training sessions to assist customers in maximizing the value from ILS services.

COMPETITION. Aviall's primary competitors for sales of aircraft parts and supplies are other independent distributors and the OEMs. The aviation parts distribution market is extremely fragmented and no single competitor holds a dominant position. While Aviall historically competed in the parts distribution sector on the basis of price and availability of parts, management believes that a primary basis of competition today, and a key differentiating factor in the future will be the ability to offer value-added services to customers, such as broad-based inventory management services and sophisticated systems capability.

    With respect to ILS, buyers and sellers of equipment, parts or services, including ILS clients in the aviation and commercial marine industries, may maintain their own databases of (or use noncomputerized means to identify) potential transaction partners and then contact such parties to determine the availability of or demand for specific equipment, parts or services. ILS clients can also access databases maintained by other individual buyers or sellers or use a competing commercial database service. The largest commercial database service competing with ILS is the Airline Inventory Redistribution System ("AIRS") operated by the Air Transport Association. AIRS is substantially smaller than ILS, in terms of both the number of its users and the number of records contained in its database.

CUSTOMERS. In 1996, Aviall's ten largest customers represented, in the aggregate, approximately 12% of total sales, and the single largest customer accounted for approximately 2% of sales.

    Aviall conducts business with many of the world's airlines. As the commercial aviation industry has changed, major airlines have begun to reassess their inventory requirements and management. In addition, the emerging consolidation of regional and commuter airlines, their closer ties with major carriers through ownership or strategic alliance and the increasing number of mid-sized regional airlines is changing the industry's requirements and buying practices. Furthermore, the domestic airline industry has seen the emergence of a number of startup airlines. Management believes that Aviall is particularly well-positioned to serve this emerging market through flexible, customer-focused support programs. Management also believes that the changing circumstances in the airline industry create significant growth opportunities in parts distribution.

    ILS' customers for aviation services include OEMs, distributors, resellers, repair and overhaul facilities, fixed base operators and most of the world's major airlines. Marine services customers include manufacturers, repair facilities, distributors, ship owners and operators. ILS users number more than 4,000 and are located in 67 countries.

SUPPLIERS. Aviall purchases supplies from more than 140 suppliers and operates under distribution agreements with most of its largest suppliers. Aviall believes the size and scope of its operations, including its unique international presence, provide an attractive market advantage for its suppliers. Although Aviall could be affected by the loss of a major supplier, it is not dependent on any one supplier.

EMPLOYEES. As of December 31, 1996, Aviall had approximately 700 employees, none of whom are represented by collective bargaining units. Management believes that Aviall's market leadership allows it to attract highly skilled and competent employees. Aviall considers its employee relations to be good.

REGULATION. Aviall is regulated by certain federal, state and local government agencies within the United States with authority over businesses generally, such as the United States Environmental Protection Agency ("EPA") and the United States Occupational Safety and Health Administration, as well as agencies of foreign governments with similar authority in those foreign jurisdictions where Aviall does business.

         In addition to general regulation by these agencies, certain of Aviall's operations are regulated by agencies with responsibilities over civil aviation. Aviall's product repair services facilities are regulated in the United States by the Federal Aviation Administration ("FAA"). Overseas locations are regulated by the various countries' civil aviation authorities and the FAA.

DISCONTINUED OPERATIONS. In January 1996, Aviall announced its intention to exit Commercial Engine Services consisting of its airline engine and component repair operations and its accessories repair operation. The accessories repair operation sale was completed in May 1996, and the airline engine and component repair operations sale was completed in June 1996. See Note 3 to the Consolidated Financial Statements included in Item 8 of this report.

BUSINESSES HELD FOR SALE AT DISTRIBUTION DATE. In June 1993, Aviall adopted a restructuring plan and decided to dispose of its business aviation engine overhaul and repair operations, its aviation parts redistribution unit and its Dallas Love Field aircraft and terminal services operation. The sales of these operations and certain other related assets were completed at various times in 1994 and 1995.

ARRANGEMENTS BETWEEN RYDER AND AVIALL RELATING TO THE DISTRIBUTION. For the purpose of governing certain of the relationships between Ryder and Aviall after the Distribution, Ryder and Aviall entered into various agreements, including those described below.

    The Distribution and Indemnity Agreement (the "Distribution Agreement") provides for certain cross-indemnities designed principally to place financial responsibility for the liabilities of Aviall and its subsidiaries with Aviall and financial responsibility for the liabilities of Ryder and its other subsidiaries with Ryder.

    Through the Distribution Date, the results of the operations of Ryder's domestic subsidiaries engaged in the aviation services businesses were included in Ryder's consolidated U.S. federal income tax returns. A Tax Sharing Agreement (the "Tax Sharing Agreement") provides, among other things, for the allocation between the parties of federal, state, local and foreign tax liabilities for all periods through the Distribution Date. Though valid as between the parties thereto, the Tax Sharing Agreement is not binding on the Internal Revenue Service ("IRS") and does not affect the several liability of Aviall, Ryder and their respective subsidiaries, to the IRS for all federal taxes of the consolidated group relating to periods prior to the Distribution Date.

EXECUTIVE OFFICERS OF AVIALL. The following information concerning the executive officers of Aviall is as of March 19, 1997.

    Eric E. Anderson, 48, is the President and Chief Executive Officer of Aviall. Mr. Anderson was appointed Chief Executive Officer in December 1996, having served as President and Chief Operating Officer since June 1996. Mr. Anderson had served as Executive Vice President of Aviall with responsibility for parts distribution services and ILS from February 1996 to June 1996. Previously, Mr. Anderson was President of ILS from 1993 to 1996, and was Executive Vice President of ILS from 1991 to 1993. Mr. Anderson served as Vice President of Marketing and Sales of ILS from 1990 to 1991 after having joined ILS in 1988 as Director of Marketing and Business Development.

    Bruce Langsen, 50, is the President of ILS, a position he has held since June 1996. Previously, Mr. Langsen was Executive Vice President of ILS. Mr. Langsen joined ILS as Vice President of Marketing and Sales in 1993. Previously, he was Senior Vice President and General Manager for Express Airlines II.

    Charles M. Kienzle, 44, is the Senior Vice President, Operations of Aviall. Mr. Kienzle served as Senior Vice President, Operations, U.S. Engine Services from January to June 1996. From 1993 to January 1996, Mr. Kienzle was Senior Vice President, Human Resources and Administration of Aviall. From 1991 to 1993, Mr. Kienzle was Vice President, Human Resources of the Ryder Airline Services division. Prior to 1991, Mr. Kienzle was Director, Human Resources of the Ryder Airline Services division.

    Jeffrey J. Murphy, 50, is the Senior Vice President, Law and Human Resources, Secretary and General Counsel of Aviall. Mr. Murphy served as Senior Vice President, Secretary and General Counsel from December 1993 to January 1996. Prior to the Distribution, Mr. Murphy served as Vice President, Secretary and Assistant General Counsel of Ryder from 1986 until December 1993.

    Jacqueline K. Collier, 43, is the Vice President, Accounting and Controller of Aviall. Ms. Collier served as Controller for the Ryder Airline Services division from 1989 until December 1993. Ms. Collier joined Cooper Airmotive, a predecessor of Aviall, in 1976 as an accountant and has held various financial positions with Aviall since that date.

    G. Patrick McDonald, 33, is the Vice President, Sales of Aviall. Mr. McDonald joined Aviall in January 1997 and was appointed an executive officer of Aviall in March 1997. Mr. McDonald was with Black & Decker, Inc. since 1986, most recently serving as Vice President of Sales for Black & Decker's North American Accessories Division.

    Cornelius Van Den Handel, 41, is the Treasurer and Director of Planning of Aviall. Mr. Van Den Handel served as the Company's Director of Financial Planning and Analysis from 1993 to 1996. Prior to 1993, Mr. Van Den Handel was Manager of Financial Planning and Analysis of the Ryder Airline Services Division. He joined Aviall in 1985 as a customer service representative.

    Officers are elected annually by Aviall's Board of Directors and may be removed at any time by the Board of Directors. There are no family relationships among the executive officers listed, and there are no arrangements or understandings pursuant to which any of them were elected as officers.

ITEM 2:  PROPERTIES

PROPERTIES. Aviall currently occupies 44 facilities worldwide, including administrative, sales and distribution, and operations/repair facilities, and maintains its headquarters in Dallas, Texas. Aviall maintains a central warehouse in Dallas, Texas from which it operates its parts distribution activities. Substantially all of Aviall's domestic real property is held under long-term operating leases.

    The principal operating facilities maintained by Aviall as of December 31, 1996 are detailed in the following table.

                                   Square               Owned/
            Location               Footage              Leased                   Function
           ---------------------------------------------------------------------------------------
           Dallas, TX              137,600              Leased              Parts Distribution
           Dallas, TX              185,800              Leased              Parts Distribution and
                                                                            Product Repair
                                                                            Services
           Memphis, TN              31,000              Leased              Parts Information
                                                                            Services
           =======================================================================================

    At December 31, 1996, Aviall operated 29 customer service centers worldwide in support of its parts distribution operations. Aviall believes its facilities, machinery and equipment are suitable for the purposes for which they are used and are adequately maintained. Aviall also believes that the capacity of its distribution and other facilities is adequate for current requirements and projected normal growth.

ITEM 3:  LEGAL PROCEEDINGS

    Lockheed Martin Corporation ("Lockheed") and certain other parties entered into a Consent Decree with the EPA under which Lockheed agreed to undertake an extraction and treatment program to remediate the groundwater in the Burbank Operable Unit (the "Burbank Unit") of the San Fernando Valley Superfund Sites and to operate such program for a limited period. The Company's Burbank, California facility, which was sold in December 1995, is located within the boundaries of the Burbank Unit.

    In June 1995, the Company and certain other defendants entered into an agreement with Lockheed to settle a lawsuit filed in the United States District Court for the Central District of California in April 1994 against the Company and more than 100 other parties seeking recovery of or contribution to Lockheed's response costs to comply with the Consent Decree and subsequent EPA requirements. Pursuant to the agreement, in exchange for a $2.2 million cash payment made in June 1995, the Company will be released from and protected against certain environmental response costs for the Burbank Unit through the expiration of the interim remedy period established by the EPA, certain claims by the EPA for costs of oversight of the Burbank Unit and certain other matters. The agreement does not cover certain matters, including environmental response costs for any final remedy which may be established by the EPA, certain EPA oversight costs and costs of any changes mandated by the EPA to the present interim remedy for the Burbank Unit. The agreement with Lockheed is subject to court approval of certain modifications to the Consent Decree. Although the Company presently believes that this condition will be satisfied in 1997, there can be no assurance of this event.

    In July 1996, the spouse of a former employee filed suit in Hidalgo County, Texas against Aviall and certain chemical manufacturers alleging that the cancer-related death of her husband was the result of his exposure to toxic chemicals and metals while working for Aviall at facilities used in the operation of the Company's former Commercial Engine Services businesses. The plaintiffs are seeking to find Aviall and the other defendants jointly and severally liable for actual and punitive damages in an amount not less than $50 million. The suit is in the preliminary stages of discovery. The Company intends to vigorously defend this suit.

    Aviall is routinely involved in legal proceedings incidental to its business. Pending matters include actions involving alleged breaches of contracts, alleged employment discrimination, alleged liability for certain environmental matters, tort claims and other matters (including the matters described above in this Item 3). For further information concerning such environmental matters, see "Management Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" in Item 7 of this report. In each instance, Aviall is defending the pending legal or regulatory action. While any legal proceeding has an element of uncertainty, based on information presently available, management believes that the ultimate disposition of all such proceedings and environmental matters will not have a material adverse effect on Aviall's results of operations, financial condition or cash flows, although certain matters could be material to cash flows in any one year.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5:  MARKETS FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The Company's common stock is traded on the New York Stock Exchange, the Chicago Stock Exchange and the Pacific Stock Exchange with the ticker symbol AVL. The high and low sales prices for the common stock, and the dividends declared and paid for each calendar quarter during 1996 and 1995, are shown below.

                                                    Prices
                                             -------------------
                         Quarters              High         Low               Dividends
            -----------------------------------------------------------------------------
            1996         First               $ 9.38        $5.38                $0.00
                         Second               10.38         8.50                 0.00
                         Third                 9.13         7.88                 0.00
                         Fourth               10.50         7.88                 0.00
            -----------------------------------------------------------------------------
                         Year                $10.50        $5.38                $0.00
            -----------------------------------------------------------------------------
            1995         First               $ 8.13        $5.88                $0.01
                         Second                8.88         6.38                 0.01
                         Third                 8.88         7.25                 0.01
                         Fourth               10.13         7.25                 0.01
            -----------------------------------------------------------------------------
                         Year                $10.13        $5.88                $0.04
            -----------------------------------------------------------------------------

    On February 28, 1996, the Board of Directors of the Company suspended the quarterly cash dividends. Under the terms of its existing credit facilities, the Company may not pay cash dividends in excess of $1.0 million annually and may only pay cash dividends if certain financial ratios are met. In any event, the Company does not anticipate paying cash dividends in the near future.

    The approximate number of shareholders of record of the Company's common stock as of March 14, 1997 was 15,995.

ITEM 6:  SELECTED FINANCIAL DATA

    The following table summarizes certain selected financial information with respect to Aviall that has been derived from the audited Consolidated Financial Statements of the Company. For periods prior to December 7, 1993, the date of the Distribution, the Company was operated as a division of Ryder. As of the date of the Distribution, Aviall became an independent publicly traded company. In conjunction with the Distribution, the Company adopted a formal plan to dispose of certain businesses including parts redistribution, business aviation engine overhaul, and aircraft and terminal services (the "Businesses Held for Sale"). The sales of these businesses were completed in 1995 (see Note 4 to the Consolidated Financial Statements in Item 8 of this report). The Company announced in January 1996 its intention to exit Commercial Engine Services consisting of airline engine, component and accessories repair operations and, accordingly, reported these businesses as discontinued operations in the 1995 Consolidated Financial Statements. The sales of these businesses were completed in 1996 (see Note 3 to the Consolidated Financial Statements in Item 8 of this report). The continuing operations consists of parts distribution and information services. Financial information prior to the Distribution reflects the results of operations of the Company as a division of Ryder and is not necessarily indicative of the results of operations had the Company operated as a separate, stand-alone entity during such prior periods. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

(Dollars in thousands, except per share data)              1996          1995        1994          1993          1992
-----------------------------------------------------------------------------------------------------------------------
Selected Operating Data:
    Net sales                                             $374,038     346,511     354,938       396,058     439,600(c)
    Nonrecurring charges (a)                              $ (6,613)    (28,964)          -      (215,215)          -
    Earnings (loss) from continuing operations before
      cumulative effect of change in accounting
      and extraordinary item                              $ (2,946)    (28,117)      4,565      (153,976)        678(c)
    Earnings (loss) from discontinued operations          $ 16,946    (212,958)      4,899        13,611      11,233
    Cumulative effect of change in accounting             $      -           -           -        (4,980)          -
    Extraordinary item (b)                                $ (3,421)          -           -             -           -
-----------------------------------------------------------------------------------------------------------------------
    Net earnings (loss)                                   $ 10,579    (241,075)      9,464      (145,345)     11,911(c)
=======================================================================================================================
Financial Position:
    Total assets                                          $260,877     538,927     847,629       915,799   1,053,366
    Long-term debt                                        $ 48,971     110,439     327,767       322,635      29,323
    Total debt to total capital                              36.59%      78.17%      55.31%        57.67%       3.99%
-----------------------------------------------------------------------------------------------------------------------
Per Share Data:
    Net earnings (loss) from continuing operations        $  (0.15)      (1.45)       0.24           n/a         n/a
    Net earnings (loss) from discontinued operations      $   0.87      (10.96)       0.25           n/a         n/a
    Net loss from extraordinary item                      $  (0.18)          -           -           n/a         n/a
-----------------------------------------------------------------------------------------------------------------------
    Net earnings (loss) per share                         $   0.54      (12.41)       0.49           n/a         n/a
=======================================================================================================================
    Cash dividends per share                              $      -        0.04        0.04           n/a         n/a
=======================================================================================================================

(a) Nonrecurring charges in 1996 resulted from the effect of final contract terms and transaction-related expenses in connection with the 1996 sale of the Fastener Business. The 1995 nonrecurring charges reflected the write-down of the Fastener Business assets (primarily inventory), the write-off of certain deferred charges and income resulting from the finalization of the accounting related to the Businesses Held for Sale. Nonrecurring charges in 1993 reflected the restructuring costs of the parts distribution business and the losses related to the Businesses Held for Sale.

(b) The extraordinary item in 1996 resulted from the write-off of unamortized financing costs associated with the Company's 1993 credit agreement which was refinanced in the third quarter of 1996.

(c) Sales and earnings from continuing operations for 1992 exclude $288.3 million and $8.0 million, respectively, related to the Businesses Held for Sale.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW. The Company implemented fundamental changes during 1996, selling the Commercial Engine Services businesses to focus on the core aviation parts distribution and inventory information business. Corporate functions were streamlined to reduce operating costs and improve efficiencies, and sales were expanded in every major market as the aviation industry continued the recovery which began in 1995. The costs associated with the changes implemented in 1996 were offset by better than expected terms on the sales of the Commercial Engine Services businesses.

    Because the results of the Fastener Business sold in September 1996 are included in continuing operations in the Company's Consolidated Financial Statements, the following table is provided to show the results of the ongoing business separate from those of the Fastener Business, excluding nonrecurring charges and interest:

       (In thousands)                     1996 (a)       1995         1994
       ---------------------------------------------------------------------
       Net sales
          Ongoing business                $350,953      320,931      337,709
          Fastener business                 23,085       25,580       17,229
       ---------------------------------------------------------------------
       Gross profit
          Ongoing business                  88,140       82,649       86,879
          Fastener business                  7,001        8,071        5,638
       ---------------------------------------------------------------------
       SG&A
          Ongoing business                  73,877       72,428       69,288
          Fastener business                  5,658        8,306        5,878
       ---------------------------------------------------------------------

       (a) Fastener Business results are through September 19, 1996, the date of the sale of this business.

    A discussion of the financial condition and results of continuing operations for the Company follows and should be read in conjunction with the Consolidated Financial Statements and Notes included elsewhere in this report.

RESULTS OF OPERATIONS - 1996 VERSUS 1995. Net sales for the ongoing business increased $30.0 million, or 9%, in 1996 compared with 1995. Parts distribution sales increased $10.9 million in the Asia-Pacific region and $6.7 million in Europe, while sales to North American airlines increased $4.8 million over prior year. Strong sales growth in the North American general aviation market more than offset a $10.3 million reduction in sales of turbine engine parts lines no longer distributed by the Company. Parts information services revenue increased $3.3 million. Sales for the Fastener Business declined $2.5 million as a result of three fewer months of operations in 1996.

    Gross profit for the ongoing business increased $5.5 million, or 7%, in 1996 compared with 1995. Gross profit as a percentage of net sales declined to 25.1% in 1996 from 25.8% in 1995 as a result of lower margins on sales of excess inventory and pricing actions taken to increase sales and gain market share. Gross profit for the Fastener Business declined $1.1 million primarily as a result of lower net sales.

    Selling and administrative expenses for the ongoing business increased $1.4 million in 1996, primarily the result of professional fees associated with the March 1996 amendment of the Company's 1993 credit agreement and charges to reflect the write-down of certain inventory to net realizable value. The latter charge reflects the effect of changes in certain distribution agreements. Fastener Business selling and administrative expenses declined $2.6 million as a result of three fewer months of operations in 1996 and high obsolescence charges in 1995.

    The 1996 nonrecurring charges of $6.6 million resulted from transaction-related expenses and asset write-downs related to the sale of the Fastener Business. The 1995 nonrecurring charges included $25.5 million for the write-down to expected net realizable value of surplus inventory and other assets in the Fastener Business. Also included was a $7.7 million write-off of certain pension-related deferred charges. Partially offsetting these charges was a $4.2 million gain from the finalization of reserves related to the sale of the business aviation engine overhaul and aircraft and terminal services operations.

    Interest expense decreased $0.4 million in 1996 compared with 1995.
Reduced interest payments resulting from lower average debt balances were largely offset by $2.8 million of higher debt issuance cost amortization, which was accelerated due to the March 1996 amendment to the 1993 credit agreement. The remaining $3.4 million of unamortized debt issuance costs related to the 1993 credit agreement were written off as an extraordinary item in the third quarter of 1996 when the Company replaced its senior secured credit facilities.

RESULTS OF OPERATIONS - 1995 VERSUS 1994. Net sales for the ongoing business decreased $16.8 million in 1995 compared with 1994, with growth in both the North American commercial airline and general aviation markets more than offset by a $36.4 million reduction in sales of turbine engine parts lines. These lines were eliminated primarily because of the sale of the business aviation engine overhaul and repair unit in March 1995 and the consequential loss of distribution rights to those parts. Excluding turbine engine part sales, shipments to North American commercial airline customers increased $8.0 million and a stronger general aviation market in North America resulted in a $7.0 million sales increase. Sales for the Fastener Business increased $8.4 million in 1995 compared with 1994, primarily as a result of just-in-time ("JIT") contracts with McDonnell Douglas ($3.7 million) and Bell Helicopter ($2.2 million).

    Gross profit for the ongoing business decreased $4.2 million in 1995 compared with 1994 as a result of the lower sales volume. Gross profit as a percentage of sales was relatively flat year over year. Gross profit for the Fastener Business increased $2.4 million as a result of higher net sales.

    Selling and administrative expenses for the ongoing business increased $3.1 million in 1995, primarily the result of corporate severance charges and corporate expenses reallocated from discontinued operations under accounting rules. Selling and administrative expenses for the Fastener Business increased $2.4 million reflecting higher expenses to support the JIT contracts and higher obsolescence charges.

    See "Results of Operations - 1996 versus 1995" above for a discussion of nonrecurring charges.

    Interest expense rose $2.5 million in 1995 because of both higher interest rates and higher average debt balances than in 1994.

FOREIGN OPERATIONS. The Company operates parts distribution customer service centers in Canada, the Netherlands, Hong Kong, Singapore, Australia and New Zealand and product repair services operations in the United Kingdom and Australia. These foreign operations use the U.S. dollar as their functional currency because the majority of net sales and material purchases are denominated in U.S. dollars. Net sales and earnings before income taxes for the foreign operations were $84.8 million and $6.7 million, respectively, for 1996, $63.3 million and $0.7 million, respectively, for 1995 and $57.7 million and $(8.0) million, respectively, for 1994. See Note 15 to the Consolidated Financial Statements for further discussion.

INCOME TAXES. For 1996, the Company's income tax expense reported in the Statement of Operations was $1.7 million on net income of $12.2 million. The effective rate for 1996 of 13.5% is different than the federal statutory rate primarily due to the decrease in the valuation allowance provided for deferred tax assets resulting from the large net operating loss ("NOL") carryforward partially offset by the basis difference in the stock which was sold as part of the sale of Commercial Engine Services. As a result of recent tax losses, the Company will pay only nominal U.S. federal income taxes on any future domestic income for the next several years. The Company's income tax expense reported in the Statement of Operations for 1995 was $0.5 million. The effective rate for 1995 of (0.2)% was substantially lower than the federal statutory rate primarily due to amortization and write-off of goodwill and the increase in the valuation allowance for deferred tax assets. The income tax expense for 1994 was $7.5 million and reflected an effective rate of 44.1%. The 1994 effective rate exceeded the federal statutory rate primarily due to the amortization of goodwill.

    As of December 31, 1996, the Company recognizes gross deferred income tax assets of $117.4 million, arising primarily from the losses related to businesses sold. Based on historical earnings levels, the Company believes that future taxable income may not be sufficient to realize all deferred tax assets. Accordingly, the deferred tax assets, net of a $65.0 million valuation allowance, are considered realizable with sufficient certainty. In addition, the Company had $3.2 million of deferred tax liabilities at year end. The resulting net deferred income tax asset as of December 31, 1996 was $49.1 million.

    For U.S. federal tax purposes, the Company had a NOL carryforward of approximately $180 million, substantially expiring in 2009-2011. The majority of the NOL was created by losses on businesses sold in 1994, 1995 and 1996. See Note 10 to the Consolidated Financial Statements for further discussion.

PENSION BENEFITS. The Company's primary pension plan ("Aviall Plan") became effective on January 1, 1994 to provide benefits for services subsequent to the Distribution. Ryder retained the pension fund assets and accumulated benefit obligation for all Aviall employees who participated in the Ryder System, Inc. Employee Retirement Plan ("Ryder Salaried Plan"). Aviall employees were given credit in the Aviall Plan for prior service in the Ryder Salaried Plan.
Service cost for the ongoing business is expected to approximate $1.3 million in 1997.

    At the Distribution, Ryder transferred to Aviall amounts primarily related to unrecognized net loss and prior service cost of the Ryder Salaried Plan and retained the underlying accumulated benefit obligation and related assets. Aviall and Ryder disagreed with respect to the appropriate accounting treatment of these deferred charges. Under the terms of an agreement entered into in connection with the Distribution, Aviall is considering pursuing arbitration with respect to this matter. The sale of businesses (see Notes 3 and 4 to the Consolidated Financial Statements) and the Company's reassessment of the recoverability of these amounts resulted in the 1995 write-off of the related deferred charges.

FINANCIAL RESOURCES AND LIQUIDITY. The Company's working capital and operating needs are met through a combination of cash flow from operations, working capital management, control of capital expenditures and availability under revolving lines of credit. The improved financial condition of the Company resulting from the disposal of its Commercial Engine Services businesses enabled it to replace its existing senior secured credit facilities in September 1996. The new senior secured credit facilities (the "1996 Credit Facilities") consist of a $50.0 million five-year amortizing secured term loan due through 2001 (the "Term Loan"), and a $50 million five-year secured revolving loan due in 2001 (the "Revolver") with availability determined by reference to a borrowing base of eligible accounts receivable and inventory of the Company. The 1996 Credit Facilities will provide significantly lower interest expense when compared with the previous amended senior secured credit facilities (the "1993 Credit Facilities"). The 1996 Credit Facilities contain various covenants, including financial covenants, and limitations on debt, dividends and capital expenditures. See Note 8 to the Consolidated Financial Statements for further discussion.

    During 1996, the Company repaid the 1993 Credit Facilities with proceeds received from the sale of businesses and borrowings under the 1996 Credit Facilities. The 1993 Credit Facilities had been amended in March 1996 to provide for a maturity date of April 30, 1997, which resulted in accelerated amortization of debt issuance costs during the second and third quarters of 1996.

    In January 1997, a $12.0 million subordinated note received in connection with the March 1995 asset sale of the business aviation engine repair operation was repaid. The Company applied the proceeds as a permanent reduction of the Term Loan. The subordinated note bore interest at 12% per annum payable semiannually, and accrued interest of $0.3 million was received by the Company at the time of the note repayment. The Company had carried the note at a discounted value of $10.5 million at December 31, 1996.

    The Company believes that its expected cash flow from operations and availability under its revolving lines of credit are sufficient to meet its current working capital and operating needs. Improvements in earnings will further enhance the Company's access to capital and will enable the Company to finance future investment opportunities.

CASH FLOWS. Cash flow from operations of the continuing operations excluding working capital changes (defined as net earnings (loss) from continuing operations and adding back nonrecurring charges, continuing operations depreciation and amortization and deferred income taxes) was $13.2 million in 1996 compared with $5.1 million in 1995. This increase principally results from increased gross profits in 1996 and reduced interest payments. Continuing operations working capital increased $27.2 million in 1996 compared with a $30.4 million increase in 1995. In 1996, the $16.6 million use of cash in accounts payable reflected a significant decrease in checks outstanding, while payments from reserves established in connection with the sales of the Commercial Engine Services businesses were primarily responsible for the $13.6 million reduction in accrued expenses. Partially offsetting these uses of cash was a $3.5 million reduction in inventory. The working capital increase in 1995 included a $14.5 million payment to Ryder for the settlement of 1993 federal income taxes made pursuant to the Tax Sharing Agreement entered into in connection with the Distribution. Also contributing were higher inventory balances and a pension contribution in 1995. Cash flow from operations of the continuing operations (before working capital changes) was $16.8 million in 1994, and working capital increased $8.2 million.

    Capital spending for the ongoing business was $1.2 million, $4.2 million, $5.9 million in 1996, 1995 and 1994, respectively. Major projects in 1996 included information systems-related investments. The projects in 1995 included completion of a new warehouse management system and information systems-related investments. Management expects to spend approximately $4.0 million to $5.0 million to improve its information technology over the next two to three years, and expects other capital expenditures to be in the range of $1.0 million to $3.0 million annually.

    Net cash outflows from financing activities were $254.4 million in 1996, $105.3 million in 1995 and $29.4 million in 1994. The Company completed the sales of the Commercial Engine Services businesses in the second quarter of 1996 and the sale of the Fastener Business in the third quarter of 1996. Total cash proceeds were $261.3 million, net of transaction and closing costs, and were used to repay debt in accordance with the requirements of the Company's 1993 Credit Facilities. The remaining borrowings under the 1993 Credit Facilities were repaid on September 26, 1996 from new borrowings under the 1996 Credit Facilities.

    The business aviation engine overhaul and aircraft and terminal services operations were sold in March 1995 for cash proceeds of $76.8 million and a $12.0 million subordinated note which, as discussed above, was subsequently repaid in January 1997. Additionally, the Company completed the sale of other properties related to the businesses held for sale in 1995. The Company used these proceeds, net of transaction and closing costs, to prepay a portion of the 1993 Credit Facilities as required by the terms of such borrowing.

    In 1994, Aviall increased revolving loan borrowings by $51.8 million to finance operations, both continuing and discontinued, and pay certain liabilities of the businesses held for sale. The sale of the parts redistribution business in December 1994 together with working capital reductions in the businesses held for sale produced total proceeds of $81.5 million which were used to reduce debt, primarily prepayments of the term loans of the 1993 Credit Facilities.

ENVIRONMENTAL MATTERS. The Company's parts distribution business, which includes parts repair operations, requires the use, storage and disposition of certain chemicals in small quantities which are regulated under various federal and state environmental protection laws. These laws required the Company to eliminate or mitigate the impact of these substances on the environment. In response to these requirements, the Company has upgraded facilities and implemented programs to detect and minimize contamination. Due to the small quantities of chemicals used and the current programs in place, the Company does not anticipate any material environmental liabilities or significant capital expenditures will be incurred in the future related to these operations to comply or remain in compliance with existing environmental regulations.

    Certain of the Company's previously owned businesses (see Notes 3 and 4 to the Consolidated Financial Statements) required the use of certain chemicals classified by various state and federal agencies as hazardous substances. The Company retains environmental liabilities related to these businesses for the period during which they were operated by the Company. The Company is involved in various stages of investigation and cleanup to comply with state and federal regulations at these locations. The primary locations are Burbank, California, Dallas (Forest Park), Texas and Commercial Engine Services properties ("CES Properties") which include three locations in Texas (Love Field, Carter Field and McAllen) and one location in Prestwick, Scotland.

    The Company has been named a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act and the Superfund Amendments and Reauthorization Act at four third-party disposal sites to which wastes were allegedly sent by the previous owner of assets used in the Company's former engine services operations. The Company did not use these identified disposal sites. Accordingly, the previous owner has retained, and has been discharging, all liability associated with the cleanup of these sites pursuant to the sales agreement. Although the Company could be potentially liable in the event of nonperformance by the previous owner, it does not anticipate nonperformance. Based on this information, the Company has not accrued for any costs associated with third- party sites. The Company has also received notices or inquiries from certain state agencies and other private parties with respect to certain other environmental matters. One property owner adjacent to the previously owned Forest Park location has filed suit against the Company related to environmental contamination. These matters are under investigation, and the ultimate cost cannot presently be estimated.

    In addition, the Company's former Burbank, California engine overhaul facility is located within the boundaries of the Burbank Unit of the San Fernando Valley Superfund Sites. The EPA has selected an interim remedial action for the Burbank Unit, including multiyear operation and maintenance of a ground water treatment system. Lockheed and certain other parties have entered into a Consent Decree with the EPA under which Lockheed agreed to implement and finance a portion of the interim remedial action for a limited period.

    In May 1994, the Company was notified by the EPA that it had been named a PRP with respect to the Burbank Unit. In June 1995, the Company and certain other defendants entered into an agreement with Lockheed to settle a lawsuit filed by Lockheed in April 1994 against the Company and more than 100 other parties seeking recovery of or contribution to Lockheed's response costs to comply with the Consent Decree and subsequent EPA requirements. Pursuant to the agreement, in exchange for a $2.2 million cash payment made in June 1995, the Company will be released from and protected against certain environmental response costs for the Burbank Unit through expiration of the interim remedy period established by the EPA, certain claims by the EPA for costs of oversight of the Burbank Unit and certain other matters. The agreement does not cover certain matters including environmental response costs for any final remedy which may be established by the EPA, certain EPA oversight costs and costs of any changes mandated by the EPA to the present interim remedy for the Burbank Unit.

    The agreement with Lockheed is subject to court approval of certain modifications to the Consent Decree. Although the Company presently believes that this condition will be satisfied in 1997, there can be no assurance of this event. The Company presently has determined additional reserves related to the Burbank Unit are not required due to the uncertainty of the additional costs, if any, associated with any changes to the interim remedy or any final remedy.

    The Company is presently implementing a state agency approved cleanup for its former Forest Park facility. The facility is also the subject of an arbitration proceeding between the Company and the purchaser of the property concerning the purchaser's involvement in determining the required level of cleanup. The arbitration is in preliminary stages, and the Company believes existing financial reserves for the environmental remediation of this location are sufficient.

    There are various stages of discussions underway with state agencies to determine the appropriate remediation for ground water and soil contamination at the CES Properties located in Texas. The Company has received notification of an approved plan from the state agency on soil and ground water issues for the Carter Field location. Negotiations are in process with the state agency for approval of a plan on the McAllen facility. The Company began investigations at Love Field, Texas and Prestwick, Scotland during 1996. Work on determining exposure and cleanup requirements is continuing at these sites. Based on current information, the Company believes existing financial reserves for environmental corrective measures at the CES Properties are sufficient. In addition, discussions with a previous owner and former insurers of various of these locations are in process to determine their potential shared liability associated with the cleanup of these sites. Due to the uncertainty of recoverability of the various claims the Company has made against these third parties and insurers, a receivable has not been recorded.

    At December 31, 1996 and 1995, accrued environmental liabilities amounted to $22.8 million and $23.0 million, respectively. The Company recorded $14.4 million and $9.1 million in 1995 and 1994, respectively, for environmental expense. No environmental expense was recorded in 1996. The ultimate cost of the Company's environmental liabilities has been estimated, including exit costs related to both Commercial Engine Services and other previously owned businesses. The Company's estimates may change in the future as more information becomes available with respect to the level of contamination, the effectiveness of selected remediation methods, the stage of management's investigation at the individual sites and the recoverability of such costs from third parties. The expected cash funding requirements for 1997 related to environmental liabilities are $3.0 million. The estimated environmental remediation expense to be recorded with respect to the ongoing business is not expected to be significant in the foreseeable future based on the nature of the activities presently conducted. Based on information presently available and Company programs to detect and minimize contamination, management believes that the ultimate disposition of environmental matters will not have a material adverse effect on the Company's results of operations, cash flows or financial condition, although certain environmental matters could be material to cash flows in any one year (see Note 13 to the Consolidated Financial Statements).

OUTLOOK. Aviall's new focus is on the distribution of aviation parts and providing inventory information services. The Company has completed the sales of its Commercial Engine Services businesses and used the net proceeds to pay down debt. Management believes the Company has made significant progress in streamlining corporate functions to reduce cost and improve efficiency. The Company intends to seek further opportunities for cost reductions and efficiency improvements in all areas of its operation.

    Aviall primarily participates in the global aviation aftermarket through its core aviation parts distribution and parts information services business. The Company can be affected by the general economic cycle, particularly as it influences flight activity in commercial, business and general aviation. Recent favorable economic conditions have led to a recovery of the aviation market, and provided the Company with opportunities for growth.

    The Company's ability to manage its inventory is affected by the relative efficiency of its suppliers. Also, changes in the Company's portfolio of products and suppliers can result in periodic noncash charges to revalue inventory of discontinued products.

    Information and communication technology is evolving rapidly, and developments such as the Internet could threaten proprietary database service companies such as ILS and traditional distribution companies. Management believes that the active employment by the Company of these new technologies, such as the Internet, will enable it to maintain its technological leadership and minimize the risk of obsolescence.

CERTAIN FORWARD-LOOKING STATEMENTS. This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations of the Company as well as its customers and suppliers, including as a result of competitive factors and pricing pressures, shifts in market demand, general economic conditions and other factors including, among others, those that effect flight activity in commercial, business and general aviation, the business activities of the Company's customers and suppliers and developments in information and communication technology. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 8:  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements and supplementary data are included as an annex to this report. See the Index to Consolidated Financial Statements and Supplementary Data on page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item with respect to the directors of Aviall is set forth under the caption "Election of Directors" of Aviall's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on June 13, 1997 ("Proxy Statement"), to be filed with the Commission pursuant to Regulation 14A, which is incorporated herein by reference.

    The information required by this item regarding executive officers is set forth in Item 1 of Part I of this report.

ITEM 11:  EXECUTIVE COMPENSATION

    The information required by this item is set forth under the captions "Compensation of Directors," "Compensation of Executive Officers," "Option/SAR Grants in 1996," "Aggregated Option/SAR Exercises and December 31, 1996 Option/SAR Values" and "Retirement Benefits" of the Proxy Statement, to be filed with the Commission pursuant to Regulation 14A, which is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is set forth under the caption "Beneficial Ownership of Common Stock" of the Proxy Statement, to be filed with the Commission pursuant to Regulation 14A, which is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is set forth under the caption "Compensation of Executive Officers - Certain Transactions" of the Proxy Statement, to be filed with the Commission pursuant to Registration 14A, which is incorporated herein by reference.

                                    PART IV

ITEM 14: EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  Documents filed as part of this report:

         (1) Consolidated Financial Statements of Aviall, Inc. and its subsidiaries:

                 Report of Independent Accountants
                 Consolidated Statements of Operations
                 Consolidated Balance Sheets
                 Consolidated Statements of Shareholders' Equity
                 Consolidated Statements of Cash Flows
                 Notes to Consolidated Financial Statements

         (2) Consolidated Financial Statement Schedules:

                 Schedule II - Valuation Accounts

             All other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

         (3) Exhibits:

 Exhibit
   No.                                                       Description
--------         ---------------------------------------------------------------------------------------------------
  3.1*            Restated Certificate of Incorporation of Aviall (Exhibit 3.1 to Aviall's Annual Report on Form
                  10-K for the fiscal year ended December 31, 1993 (the "1993 Form 10-K"))

  3.2*            By-Laws of Aviall (Exhibit 3.2 to the 1993 Form 10-K)

  4.1*            Form of Common Stock Certificate of Aviall (Exhibit 4 to Aviall's Registration Statement on Form
                  10, as amended (Commission File No. 1-12380) (the "Form 10"))

  4.2*            Aviall, Inc. Preferred Stock Purchase Rights Plan between Aviall and The First National Bank of
                  Boston dated as of December 7, 1993 (Exhibit 10.7 to the 1993 Form 10-K)

Exhibit
  No.                                                       Description
-------         ----------------------------------------------------------------------------------------------------
 10.1*+          Aviall, Inc. Stock Incentive Plan (Exhibit 10.1 to the 1993 Form 10-K)

 10.2*+          Aviall, Inc. Directors Stock Plan (Exhibit 10.2 to the 1993 Form 10-K)

 10.3*           Distribution and Indemnity Agreement by and between Aviall and Ryder dated November 23, 1993
                 (Exhibit 10.3 to the 1993 Form 10-K)

 10.4*           Tax Sharing Agreement by and between Aviall and Ryder dated November 23, 1993 (Exhibit 10.4 to the 1993 Form 10-K)

 10.5*+          Form of Severance Agreement between Aviall and certain of its executive officers (Exhibit 10H to the Form 10)

 10.6*+          Form of Change of Control Severance Agreement (Exhibit 10I to the Form 10)

 10.7*           Asset Purchase Agreement, dated as of May 31, 1994, by and between Aviall Services, Inc. and
                 Dallas Airmotive, Inc., as amended (Exhibit 10.3 to Aviall's Quarterly Report on Form 10-Q for
                 the quarterly period ended June 30, 1994 (the "June 30, 1994 Form 10-Q") and Exhibits 10.17
                 through 10.23 to Aviall's Annual Report on Form 10-K for the fiscal year ended December 31, 1994
                 (the "1994 Form 10-K"))

 10.8*           Asset Purchase Agreement, dated as of August 4, 1994 by and between Aviall Services, Inc. and AJT
                 Capital Partners d/b/a Aerospace International Services, as amended (Exhibit 10.4 to the June 30,
                 1994 Form 10-Q and Exhibit 10.25 to the 1994 Form 10-K)

 10.9*+          Aviall, Inc. Employee Stock Purchase Plan (Exhibit 10.27 to the 1995 Form 10-K)

 10.10*          Agreement of Purchase and Sale among Aviall, Inc., Aviall Services, Inc., Greenwich Air Services,
                 Inc. and GASI Engine Services, Inc., dated April 19, 1996 (Exhibit 2.1 to Aviall's Current Report on Form 8-K dated April 19, 1996)

 10.11*          Asset Purchase Agreement between Aviall, Inc. and Curtiss-Wright Flight Systems, Inc., dated
                 April 25, 1996 (Exhibit 2.2 to Aviall's Current Report on Form 8-K dated April 19, 1996)

 10.12*          Asset Purchase Agreement by and among Maple Leaf Aerospace, Inc., Aviall Services, Inc. and
                 Aviall (Canada) Ltd., dated September 5, 1996 (Exhibit 2.1 to Aviall's Current Report on Form 8-K
                 dated September 19, 1996)

 10.13*          Credit Agreement, dated as of September 26, 1996, by and among Aviall, Inc. and the financial institutions parties thereto (Exhibit 10.1 to Aviall's Quarterly Report on Form 10-Q for the
                 quarterly period ended September 30, 1995)

 Exhibit
   No.                                                       Description
--------           -------------------------------------------------------------------------------------------------
  21.1              Subsidiaries of Aviall
  23.1              Consent of Price Waterhouse LLP
  24.1              Powers of attorney of directors and officers of Aviall
  27.1              Financial Data Schedule

--------------------
*  Each document marked with an asterisk is incorporated herein by reference
   to the designated document previously filed    with the Commission.

+ Each document marked with a dagger constitutes a management contract or compensatory plan or arrangement.

         (b) Reports on Form 8-K.

             None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AVIALL, INC.

March 25, 1997                      By  /s/ ERIC E. ANDERSON
                                    ---------------------------------------
                                        Eric E. Anderson
                                        President and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                  SIGNATURE                                                             TITLE
-----------------------------------------------                       ----------------------------------------

             /s/ Eric E. Anderson                                        President and Chief Executive Officer
-----------------------------------------------                              (Principal Executive Officer)
                Eric E. Anderson


           /s/ Jacqueline K. Collier                                         Vice President and Controller
-----------------------------------------------                             (Principal Accounting Officer)
             Jacqueline K. Collier


         /s/ Cornelius Van Den Handel                                     Treasurer and Director of Planning
-----------------------------------------------                              (Principal Financial Officer)
           Cornelius Van Den Handel


               Robert G. Lambert*                                         Chairman of the Board of Directors
-----------------------------------------------
               Robert G. Lambert


              Henry A. McKinnell*                                                      Director
-----------------------------------------------
              Henry A. McKinnell


               Donald R. Muzyka*                                                       Director
-----------------------------------------------
               Donald R. Muzyka


                  Henry Wendt*                                                         Director
-----------------------------------------------
                  Henry Wendt

* The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K pursuant to the Powers of Attorney executed on behalf of the above-named officers and directors of the Registrant and contemporaneously filed herewith with the Securities and Exchange Commission.





March 25, 1997                              /s/ JEFFREY J. MURPHY
                                            ---------------------------------
                                            Jeffrey J. Murphy
                                            Attorney-in-Fact

                                  AVIALL, INC.
       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                                                                                                     PAGE
ITEM 14(A)(1):  CONSOLIDATED FINANCIAL STATEMENTS

    REPORT OF INDEPENDENT ACCOUNTANTS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2

    CONSOLIDATED FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-3

         CONSOLIDATED BALANCE SHEETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-5

         CONSOLIDATED STATEMENTS OF CASH FLOWS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-7

ITEM 14(A)(2):  CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

    SCHEDULE II - VALUATION ACCOUNTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-27

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors                                     January 30, 1997
   and Shareholders of Aviall, Inc.

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 19 present fairly, in all material respects, the financial position of Aviall, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PRICE WATERHOUSE LLP
--------------------------------
PRICE WATERHOUSE LLP
Dallas, Texas

                                  AVIALL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                            Years ended December 31,
                                                                   ---------------------------------------
                                                                    1996            1995            1994
----------------------------------------------------------------------------------------------------------
  Net sales                                                       $374,038         346,511         354,938
  Cost of sales                                                    278,897         255,791         262,421
----------------------------------------------------------------------------------------------------------
  Gross profit                                                      95,141          90,720          92,517
  Operating and other expenses:
    Selling and administrative expenses                             79,535          80,734          75,166
    Nonrecurring charges                                             6,613          28,964               -
    Interest expense                                                10,282          10,713           8,197
----------------------------------------------------------------------------------------------------------
  Earnings (loss) from continuing operations before
    income taxes                                                    (1,289)        (29,691)          9,154
  Provision (benefit) for income taxes                               1,657          (1,574)          4,589
----------------------------------------------------------------------------------------------------------
  Earnings (loss) from continuing operations                        (2,946)        (28,117)          4,565
  Discontinued operations:
    Earnings (loss) from operations (net of income
      tax expense of $2,714 and $2,862 in 1995 and
      1994, respectively)                                               -             (421)          4,899
    Gain (loss) on disposal (net of income tax                      16,946        (212,537)              -
      benefit of $605 in 1995)
----------------------------------------------------------------------------------------------------------
  Earnings (loss) from discontinued operations                      16,946        (212,958)          4,899
----------------------------------------------------------------------------------------------------------
  Earnings (loss) before extraordinary item                         14,000        (241,075)          9,464
  Extraordinary item                                                (3,421)              -               -
----------------------------------------------------------------------------------------------------------
  Net earnings (loss)                                            $  10,579        (241,075)          9,464
==========================================================================================================

  Net earnings (loss) per share:
    Earnings (loss) from continuing operations                   $   (0.15)          (1.45)           0.24
    Earnings (loss) from discontinued operations                      0.87          (10.96)           0.25
    Extraordinary item                                               (0.18)              -               -
----------------------------------------------------------------------------------------------------------
    Net earnings (loss)                                          $    0.54          (12.41)           0.49
==========================================================================================================
  Weighted average common and common equivalent shares          19,538,330      19,418,672      19,410,714




                 See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                    December 31,
                                                                              ------------------------
                                                                                 1996          1995
-------------------------------------------------------------------------------------------------------
  ASSETS
  Current assets:
    Cash                                                                      $  4,191          4,690
    Receivables                                                                 60,716         55,725
    Inventories                                                                 73,088        100,619
    Prepaid expenses and other current assets                                    2,649          2,953
    Deferred income taxes                                                       12,551         45,961
    Net assets of discontinued operations                                            -        238,048
-------------------------------------------------------------------------------------------------------
  Total current assets                                                         153,195        447,996
-------------------------------------------------------------------------------------------------------
  Property, plant and equipment                                                  8,727         12,129
  Intangible assets                                                             59,560         59,425
  Deferred income taxes                                                         36,593          3,249
  Other assets                                                                   2,802         16,128
-------------------------------------------------------------------------------------------------------
  Total assets                                                                $260,877        538,927
=======================================================================================================

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Current portion of long-term debt                                         $  5,237        185,171
    Accounts payable                                                            28,478         48,176
    Accrued expenses                                                            52,499         86,218
-------------------------------------------------------------------------------------------------------
  Total current liabilities                                                     86,214        319,565
-------------------------------------------------------------------------------------------------------
  Long-term debt                                                                48,971        110,439
  Other liabilities                                                             31,731         26,391
  Shareholders' equity (common stock of $.01 par value per share with
    80,000,000 shares authorized; 19,551,688 shares and 19,443,712 shares issued and outstanding at December 31, 1996 and 1995, respectively;
    preferred stock of $.01 par value per share with 10,000,000 shares
    authorized and no shares issued and outstanding)                            93,961         82,532
-------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                                  $260,877        538,927
=======================================================================================================



                 See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                      Common Stock
                                ----------------------         Additional    Retained
                                  Shares                        paid-in       earnings
                                Outstanding     Amount          capital      (deficit)          Total
------------------------------------------------------------------------------------------------------
At December 31, 1993            19,322,444       $193          313,807            282         314,282
Net earnings                             -          -                -          9,464           9,464
Dividends                                -          -                -           (776)           (776)
Common stock issued                 80,994          1            1,134              -           1,135
------------------------------------------------------------------------------------------------------

At December 31, 1994            19,403,438        194          314,941          8,970         324,105
Net loss                                 -          -                -       (241,075)       (241,075)
Dividends                                -          -                -           (776)           (776)
Common stock issued                 40,274          -              278              -             278
------------------------------------------------------------------------------------------------------

At December 31, 1995            19,443,712        194          315,219       (232,881)         82,532
Net earnings                             -          -                -         10,579          10,579
Common stock issued                107,976          1              849              -             850
------------------------------------------------------------------------------------------------------
At December 31, 1996            19,551,688       $195          316,068       (222,302)         93,961
======================================================================================================




See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                    Years ended December 31,
                                                                             ---------------------------------------
                                                                               1996            1995            1994
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                                         $ 10,579        (241,075)        9,464
 (Gain)/loss on disposal of discontinued operations                           (16,946)        212,537             -
 Nonrecurring charges                                                           6,613          28,964             -
 Extraordinary loss                                                             3,421               -             -
 Continuing operations depreciation and amortization                            9,469           7,281         7,320
 Discontinued operations depreciation and amortization                              -          22,321        20,794
 Deferred income taxes                                                             43          (3,039)        4,928
 Changes in:
   Receivables                                                                   (290)         (1,388)        9,350
   Inventories                                                                  3,471         (11,702)        1,384
   Accounts payable                                                           (16,577)          6,923        (3,212)
   Accrued expenses                                                           (13,616)        (29,478)      (14,719)
   Other, net                                                                    (148)          5,217          (970)
 Discontinued operations working capital changes                                5,020          40,759       (29,276)
--------------------------------------------------------------------------------------------------------------------
                                                                               (8,961)         37,320         5,063
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from businesses sold                                                261,276          80,100        51,176
 Sales of property, plant and equipment                                         2,198           1,758         1,941
 Capital expenditures                                                          (1,179)         (4,330)      (10,435)
 Other, net                                                                         -          (2,083)          429
 Net change in discontinued operations property, plant and equipment              603         (14,268)      (21,561)
--------------------------------------------------------------------------------------------------------------------
                                                                              262,898          61,177        21,550
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Debt repaid                                                                 (169,880)        (84,970)      (81,538)
 Net change in revolving credit facility                                     (132,580)        (19,825)       51,828
 Debt proceeds                                                                 50,000               -             -
 Debt issue costs paid                                                         (2,826)              -             -
 Issuance of common stock                                                         850             278         1,135
 Dividends paid                                                                     -            (776)         (776)
--------------------------------------------------------------------------------------------------------------------
                                                                             (254,436)       (105,293)      (29,351)
--------------------------------------------------------------------------------------------------------------------
Change in cash                                                                   (499)         (6,796)       (2,738)
Cash, beginning of year                                                         4,690          11,486        14,224
--------------------------------------------------------------------------------------------------------------------
Cash, end of year                                                            $  4,191           4,690        11,486
--------------------------------------------------------------------------------------------------------------------
CASH PAID FOR INTEREST AND INCOME TAXES:
 Interest                                                                    $ 17,178          29,550        32,155
 Income taxes                                                                $  1,008          19,129         2,201





See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - BACKGROUND AND ORGANIZATION

    Aviall, Inc. ("Aviall" or the "Company") is a leading distributor of aviation parts and provider of related parts information services.

    Aviall operated as a wholly owned subsidiary of Ryder System, Inc. ("Ryder") until December 7, 1993 (the "Distribution Date") when Ryder distributed Aviall's stock to Ryder's shareholders as a tax free dividend (the "Distribution"). The Distribution established Aviall as a publicly held corporation separate from Ryder. In conjunction with the Distribution, the Company announced plans to dispose of its parts redistribution, business aviation engine overhaul, and aircraft and terminal services businesses. The sales of these businesses were completed in 1995 (see Note 4).

    In January 1996, Aviall announced its intention to exit the commercial engine services businesses consisting of its airline engine, component and accessories repair operations ("Commercial Engine Services") and, accordingly, reported these businesses as discontinued operations. The sales of these businesses were completed in 1996 (see Note 3). In September 1996, the Company sold its aerospace fastener distribution business (the "Fastener Business") (see Note 4).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of Aviall and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

    The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the consolidated financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

REVENUE RECOGNITION. Income from parts sales is recognized upon shipment of the product to customers. Income from parts information services is recognized as services are rendered.

    For the discontinued operations, income from engine maintenance services was recognized at the time of performance test acceptance of engines. Revenue from long-term fixed-price contracts was recognized under the percentage of completion method.

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH. The Company considers all highly-liquid, interest-bearing instruments with an original maturity of three months or less to be cash equivalents. Included in "Prepaid Expenses and Other Current Assets" at December 31, 1996 is $0.6 million of restricted cash designated for the payment of environmental remediation costs associated with a facility sold in May 1996. At December 31, 1995, $1.8 million of restricted cash, included in "Other Assets", was designated for the payment of demolition and environmental remediation costs associated with a facility sold in 1995. This balance was paid in full during 1996.

INVENTORIES. Inventories, composed of aviation parts, are valued at the lower of average cost or market. Provision is made for estimated excess and obsolete inventories.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are carried at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Lives assigned to asset categories are 10 to 20 years for buildings and improvements and 5 to 12 years for machinery and equipment.

INTANGIBLE ASSETS. Intangible assets, principally goodwill, are reported net of accumulated amortization of $22.2 million in 1996 and $20.0 million in 1995. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is amortized using the straight-line method over the expected life which is forty years.

    It is the Company's policy to periodically review the net realizable value of its intangible assets, including goodwill, through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts which are in excess of estimated gross future cash flows, then the intangible assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. Based upon its most recent analysis, the Company believes no impairment of goodwill exists at December 31, 1996.

ENVIRONMENTAL COSTS. A liability for environmental assessments and/or cleanup is accrued when it is probable a loss has been incurred and is estimable. Generally, the timing of these accruals coincides with the identification of an environmental obligation through the Company's internal procedures or upon notification from regulatory agencies.

FINANCING COSTS. Fees associated with the incurrence of long-term debt are reflected as a discount on the associated debt. Issue costs associated with obtaining debt are recorded as a deferred charge. All fees and issue costs are amortized over the term of the related debt utilizing an effective interest rate method.

FOREIGN CURRENCY TRANSLATION. The Company's foreign operations utilize the U.S. dollar as their functional currency. Translation gains and losses are included in earnings.

FINANCIAL INSTRUMENTS. The differential to be received or paid on interest rate swaps is recognized over the terms of the agreements as an adjustment to interest expense. Premiums paid for purchased interest rate cap agreements are amortized to interest expense over the terms of such agreements, and any payments received reduce interest expense. Unamortized premiums are included in "Prepaid Expenses and Other Current Assets" in the balance sheet. Gains and losses on foreign currency forward contracts are recognized concurrently with the related transaction gains and losses. Although the Company is exposed to certain losses in the event of nonperformance by the financial institutions which are counterparties to interest and foreign exchange rate agreements, it does not anticipate nonperformance by the counterparties.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying values of current assets and liabilities approximate fair value due to the short-term maturities of these assets and liabilities. At December 31, 1996, the carrying value of debt approximates fair value while at December 31, 1995, the estimated fair value was approximately $288.0 million, and the carrying value was $295.6 million.

INCOME TAXES. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

STOCK-BASED COMPENSATION. The Company accounts for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and makes the appropriate disclosures as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

EARNINGS (LOSS) PER SHARE. Net earnings (loss) per share is computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares assume the exercise of all dilutive stock options. Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

NOTE 3 - DISCONTINUED OPERATIONS

    In January 1996, the Company announced its intention to exit Commercial Engine Services consisting of its airline engine, component and accessories repair operations located in Texas, Florida and Scotland and, accordingly, reported these businesses as discontinued operations in its 1995 Consolidated Financial Statements. Prior year amounts were reclassified accordingly. A $212.5 million charge, net of tax, was recorded in 1995 to reflect the estimated fair market value of the assets and disposal costs associated with the sales. Operations during the phase-out period were expected to break even.

    The accessories repair operation sale was completed in May 1996, and the airline engine and component repair operations sale was completed in June 1996. Both sale agreements had purchase prices subject to adjustment based upon completion of an audited closing date statement of net assets. Final agreements on the purchase price amounts for the airline engine and component repair operations sale and the accessories repair operation sale were reached in September 1996 and January 1997, respectively. Proceeds of $242.9 million from the sales were used to pay down the Company's debt.

    During 1996, the Company recognized a gain on disposal of $16.9 million. The engine and component repair operations sale agreement provided the buyer the unilateral option to pay a portion of the purchase price in stock. The estimated loss on disposal of $212.5 million recorded in December 1995 included a $10.5 million provision for loss on sale of stock. The buyer ultimately paid the entire purchase price in cash (or assumed liabilities). As a result, the $10.5 million provision for loss on sale of stock was reversed in the second quarter of 1996. In addition, in the third quarter of 1996, the provision for discontinued operations was reduced by $6.4 million as a result of changes in estimates for transaction-related expenses and settlement of the final sale price for the airline engine and component repair operations.

    The sale agreements required the Company to retain certain liabilities, primarily environmental, insurance and pension. The losses associated with these liabilities were estimated and included in the 1995 discontinued operations provision. The actual cost of these obligations may not become known for a number of years and in the case of environmental, factors included in the original estimate of loss, such as level of remediation required, could change significantly from the Company's original estimate. Accordingly, certain adjustments may be required in future periods to reflect changes in these estimates.

    Additionally, severance charges were included in the 1995 discontinued operations provision based on the Company's estimate at the time. A portion of the severance charges will be finalized in the first quarter of 1997, with the remainder to be finalized in the second quarter of 1997. Actual payments could differ from the original estimates. Other changes to the retained liabilities could occur as actual events differ from the original estimates.

    The following table presents unaudited operating results for the discontinued operations (in thousands):

  (Unaudited)                                                                          1995           1994
------------------------------------------------------------------------------------------------------------
  Net sales                                                                        $ 525,338         508,351
============================================================================================================
  Earnings from operations before income taxes and loss on disposal                    2,293           7,761
  Provision for income taxes                                                           2,714           2,862
------------------------------------------------------------------------------------------------------------
  Earnings (loss) from operations before loss on disposal                              ( 421)          4,899
------------------------------------------------------------------------------------------------------------
  Loss on disposal before income taxes                                              (213,142)              -
  Benefit for income taxes                                                              (605)              -
------------------------------------------------------------------------------------------------------------
  Loss on disposal, net of taxes                                                    (212,537)              -
------------------------------------------------------------------------------------------------------------
  Earnings (loss) from discontinued operations                                     $(212,958)          4,899
============================================================================================================

    During 1996, net sales and loss from operations were $294.5 million and $3.6 million, respectively. Interest expense was allocated to the discontinued operations based on the ratio of their net assets to the total net assets of the Company. Domestic tax benefits were not recognized on the loss from discontinued operations in 1995.

    The components of net assets of the discontinued operations were as follows:

                (In thousands)                                                      1995
               ----------------------------------------------------------------------------
                Current assets                                                     $274,360
                Property, plant and equipment and intangibles                        57,226
                Other assets                                                          4,939
                Current and other liabilities                                       (88,075)
                Deferred income taxes                                               (10,402)
               ----------------------------------------------------------------------------
                                                                                   $238,048
               ============================================================================

NOTE 4 - NONRECURRING CHARGES

1996 CHARGE. During 1996, the Company sold the Fastener Business. In connection with the sale, the Company recorded a pretax charge of $6.6 million to reflect the effect of final contract terms as well as transaction-related expenses. Proceeds of $18.4 million from the sale were used to pay down debt.

    The following table presents unaudited operating results for the Fastener Business (in thousands):

  (Unaudited)                                          1996             1995            1994
----------------------------------------------------------------------------------------------
  Net sales                                           $23,085          25,580           17,229
  Cost of sales                                        16,084          17,509           11,591
----------------------------------------------------------------------------------------------
  Gross profit                                          7,001           8,071            5,638
  Operating and other expenses:
    Selling and administrative expenses                 5,658           8,306            5,878
    Nonrecurring charge                                 6,613          25,465                -
    Interest expense                                    1,075           1,616            1,313
----------------------------------------------------------------------------------------------
  Loss before income taxes                            $(6,345)        (27,316)          (1,553)
==============================================================================================

1995 CHARGE. During 1995, the Company revalued certain assets and recorded a pretax charge of $33.2 million. The charge consisted of the write-down of the Fastener Business assets of $25.5 million (primarily inventory) and the write-off of $7.7 million of pension-related deferred charges (see Note 11). Partially offsetting this amount was a $4.2 million gain which resulted from the finalization of a charge recorded in 1993 stemming from the Company's decision to dispose of its parts redistribution, business aviation engine overhaul, and aircraft and terminal services operations. These sales were completed in 1995. The $4.2 gain from finalization of these disposals reflected sales proceeds greater than originally projected, environmental liabilities settled favorably and better than expected operating results subsequent to June 1993 (adoption of disposal plan). Partially offsetting these benefits were expenses related to the disposition which were higher than anticipated.

NOTE 5 - RECEIVABLES
(In thousands)                                    1996             1995
------------------------------------------------------------------------
Trade                                           $51,909           53,148
Notes                                            11,297            1,334
Other                                             2,051            3,042
------------------------------------------------------------------------
                                                 65,257           57,524
Allowance for doubtful accounts                  (4,541)          (1,799)
------------------------------------------------------------------------
                                                $60,716           55,725
========================================================================

    Notes receivable is comprised primarily of a $12.0 million face value unsecured, subordinated note due 2002 with a stated interest rate of 12% which was recorded at a discounted value of $10.5 million. The Company received this note in connection with the 1995 sale of its business aviation engine overhaul, and aircraft and terminal services operations. The note was repaid in January 1997 prior to its scheduled maturity and the proceeds were used to pay down debt. At December 31, 1995, the note was classified as long-term and included in "Other Assets." The allowance for doubtful accounts at December 31, 1996 includes $3.0 million related to receivables retained in connection with the sale of Commercial Engine Services. This amount was included in "Net Assets of Discontinued Operations" at December 31, 1995.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

(In thousands)                                             1996             1995
---------------------------------------------------------------------------------
Machinery and equipment                                $  40,489           42,523
Buildings and improvements                                    28            1,279
Capital projects in progress                                   -              240
---------------------------------------------------------------------------------
                                                          40,517           44,042
Accumulated depreciation                                 (31,790)         (31,913)
---------------------------------------------------------------------------------
                                                        $  8,727           12,129
=================================================================================

NOTE 7 - ACCRUED EXPENSES

(In thousands)                                            1996              1995
---------------------------------------------------------------------------------
Salaries, wages and benefits                             $20,668           38,852
Operating taxes                                            6,362            7,188
Self-insurance reserves                                    4,067            5,944
Other                                                     21,402           34,234
---------------------------------------------------------------------------------
                                                         $52,499           86,218
=================================================================================

  NOTE 8 - DEBT

  (In thousands)                                             1996        1995
---------------------------------------------------------------------------------
  1996 Credit Facilities:
    Term Loan                                              $49,134             -
    Revolver                                                     -             -
  1993 Credit Facilities:
    Term Loan A                                                  -        71,529
    Term Loan B                                                  -        81,602
    Revolving Credit Facility                                    -       122,587
  Other                                                      5,074        19,892
---------------------------------------------------------------------------------
                                                            54,208       295,610
  Less current portion                                      (5,237)     (185,171)
---------------------------------------------------------------------------------
                                                           $48,971       110,439
=================================================================================

    In September 1996, the Company replaced its existing senior secured credit facilities. The new senior secured credit facilities (the "1996 Credit Facilities") consist of a $50.0 million five-year amortizing secured term loan due through 2001 (the "Term Loan") and a $50.0 million five-year secured revolving loan due in 2001 (the "Revolver"), with availability determined by reference to a borrowing base of eligible accounts receivable and inventory of the Company. Borrowings under the 1996 Credit Facilities bear interest, at the option of the Company, based upon either of two floating rate options: the London Interbank Offering Rate ("LIBOR") plus an applicable margin ranging from
 .75% to 2.25%, dependent upon certain of the Company's ratios, or the Alternate Base Rate ("ABR"). The ABR is the higher of the agent bank's prime rate or the federal funds rate plus .5%, plus an applicable margin ranging from zero to 1.25%, dependent upon certain of the Company's ratios. The applicable margin for the period from September 1996 through June 1997 is 2% and 1% for the LIBOR and ABR options, respectively. Interest is payable on a quarterly basis. At December 31, 1996, the interest rate on the Term Loan and the Revolver was 7.74% and 9.25%, respectively.

    The 1996 Credit Facilities provide for the issuance of up to $20.0 million of letters of credit subject to the borrowing base, of which $0.5 million was utilized at December 31, 1996. Commitment fees ranging from .25% to .5% are payable on the unused portion of the Revolver. Obligations under the 1996 Credit Facilities are secured by substantially all of the Company's domestic assets and 65% of the stock of each of the Company's foreign subsidiaries. The 1996 Credit Facilities contain various covenants, including financial covenants and limitations on debt, dividends and capital expenditures.

    As of December 31, 1995, the Company's senior secured credit facilities (the "1993 Credit Facilities") consisted of (1) a five-year amortizing secured term loan due through 1998 ("Term Loan A"); (2) a seven-year amortizing secured term loan due through 2000 ("Term Loan B"); and (3) a $175.0 million five-year secured revolving loan due in 1998 (the "Revolving Credit Facility"). The 1993 Credit Facilities were repaid during 1996 with proceeds received from the sale of businesses (see Notes 3 and 4) and from borrowings under the 1996 Credit Facilities. In connection with the early retirement of debt outstanding under the 1993 Credit Facilities, the Company recorded an extraordinary loss of $3.4 million resulting from the write-off of the associated unamortized financing costs. At December 31, 1995, the interest rate on Term Loan A and the Revolving Credit Facility was 8.22%, and the rate on Term Loan B was 9.17%.

    Outstanding borrowings are stated net of unamortized financing costs of $0.9 million and $7.6 million at December 31, 1996 and 1995, respectively. Amortization of financing costs, included in interest expense, amounted to $6.9 million, $3.0 million and $3.9 million in 1996, 1995 and 1994, respectively.

    Other debt consists of various notes with interest rates ranging from 5.24% to 7.83% at December 31, 1996 and from 7.0% to 9.3% at December 31, 1995.

    Scheduled debt maturities for the five years subsequent to December 31, 1996 are as follows (in thousands):

                Year ending
                ----------------------------------------------------------
                1997                                               $ 5,229
                1998                                                 8,555
                1999                                                12,004
                2000                                                13,000
                2001                                                15,000
                Thereafter                                           1,300
                ----------------------------------------------------------
                                                                    55,088
                Unamortized financing costs                           (880)
                ----------------------------------------------------------
                                                                   $54,208
                ==========================================================

NOTE 9 - FINANCIAL INSTRUMENTS

    The Company uses financial instruments to offset defined market risks arising from changes in interest rates and foreign exchange rates. The Company does not use financial instruments for trading or speculative purposes. The fair values of financial instruments are based on quoted market prices of similar instruments and represent the amounts the Company would pay or receive to terminate such agreements.

    The Company was a party to an interest rate swap agreement at December 31, 1996 on a notional principal amount of $50.0 million to effectively convert its floating-rate debt to fixed-rate debt. Under terms of the agreement, the Company will pay a fixed interest rate of 5.96% and will receive a floating rate based on LIBOR. The estimated fair value of this agreement at December 31, 1996 was a liability of $0.2 million. The agreement expires December 5, 1997. The counterparty to this agreement is a large financial institution.

    The Company was a party to interest rate swap agreements at December 31, 1995 on a notional principal amount of $100.0 million to convert its floating-rate debt to fixed-rate debt. The estimated fair value of the agreements was a liability of $2.1 million at December 31, 1995. One agreement with a notional amount of $50.0 million was terminated in June 1996.

    The Company was a party to an interest rate cap agreement at December 31, 1995 on a notional principal amount of $120.0 million. Under the agreement, the Company received from the counterparties the amount by which the Company's interest payments based on three-month LIBOR exceeded 6.0% through April 1996. The estimated fair value of the cap was zero at December 31, 1995. No interest rate cap agreements were in effect at December 31, 1996.

    There were no foreign currency forward exchange contracts outstanding at December 31, 1996. The Company had foreign currency forward exchange contracts outstanding at December 31, 1995 to purchase British Pounds Sterling in a notional amount of $18.4 million at rates ranging from $1.53/L.1 to $1.60/L.1.

NOTE 10 - INCOME TAXES

(In thousands)                                                                     1996          1995         1994
---------------------------------------------------------------------------------------------------------------------
Current tax expense (benefit):
  Federal                                                                       $   (48)          (145)          -
  State                                                                             640            540           -
  Foreign                                                                         1,022          4,466       1,844
---------------------------------------------------------------------------------------------------------------------
                                                                                  1,614          4,861       1,844
---------------------------------------------------------------------------------------------------------------------
Deferred tax expense (benefit):
  Federal                                                                             -         (1,044)      4,833
  State                                                                               -         (2,022)        246
  Foreign                                                                            43         (1,260)        528
---------------------------------------------------------------------------------------------------------------------
                                                                                     43         (4,326)      5,607
---------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                       $1,657            535       7,451
=====================================================================================================================

Income tax expense is included in the Consolidated Statements of Operations as follows:

(In thousands)                                                                    1996           1995         1994
---------------------------------------------------------------------------------------------------------------------
Continuing operations                                                            $1,657         (1,574)      4,589
Earnings from discontinued operations                                                 -          2,714       2,862
Loss on disposal of discontinued operations                                           -           (605)          -
---------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                       $1,657            535       7,451
=====================================================================================================================

A reconciliation of the U.S. federal statutory tax rate with the effective tax rate follows:

(Dollars in thousands)                                         1996                   1995                   1994
---------------------------------------------------------------------------------------------------------------------
                                                           Amount     %        Amount      %        Amount     %
---------------------------------------------------------------------------------------------------------------------
Provision (benefit) at the statutory rate                  $4,283    35.0     (84,189)    35.0       5,920    35.0
Valuation allowance                                        (5,925)  (48.4)     66,191    (27.5)        476     2.8

Amortization and write-off of goodwill                        766     6.2      21,841     (9.1)      1,566     9.3
State income taxes, net of federal income tax                 416     3.4      (4,884)     2.0         258     1.5
benefit
Basis difference in stock of foreign subsidiary sold        2,446    20.0           -        -           -       -
Miscellaneous items, net                                     (329)   (2.7)      1,576     (0.6)       (769)   (4.5)
---------------------------------------------------------------------------------------------------------------------
                                                           $1,657    13.5%        535     (0.2)%     7,451    44.1%
=====================================================================================================================

    The significant temporary differences which gave rise to deferred income taxes as of December 31, 1996 and 1995 were as follows:

(In thousands)                                                          1996               1995
------------------------------------------------------------------------------------------------
Deferred income tax assets:
  Loss carryforward                                                  $  79,656            54,086
  Compensation related items                                            12,565            18,486
  Inventory related items                                                8,501            17,114
  Property, plant and equipment                                              -            16,354
  Environmental related items                                            8,657             7,895
  Accounts receivable allowances                                         1,759             3,354
  Assets of discontinued operations                                          -             1,263
  Other items                                                            6,266             5,814
------------------------------------------------------------------------------------------------
                                                                       117,404           124,366
  Valuation allowance                                                  (65,042)          (70,967)
------------------------------------------------------------------------------------------------
Deferred income tax assets                                              52,362            53,399
------------------------------------------------------------------------------------------------
Deferred income tax liabilities:
  Liabilities of discontinued operations                                     -           (10,782)
  Property and equipment basis differences                                (252)               -
  Other items                                                           (2,966)           (2,925)
------------------------------------------------------------------------------------------------
Deferred income tax liabilities                                         (3,218)          (13,707)
------------------------------------------------------------------------------------------------
Net deferred income tax asset                                        $  49,144            39,692
================================================================================================

    The Company has a net operating loss ("NOL") carryforward for U.S. federal tax purposes of approximately $180.0 million substantially expiring in 2009-2011. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the NOL carryforward that can be utilized. Based on historical earnings levels, the Company believes that future taxable income may not be sufficient to realize all deferred tax assets. Accordingly, the deferred tax assets, net of a $65.0 million valuation allowance, are considered realizable with sufficient certainty.

    Deferred taxes have not been provided on temporary differences related to investments in foreign subsidiaries that are considered permanent in duration. These temporary differences consist primarily of undistributed foreign earnings of $9.1 million and $43.9 million at December 31, 1996 and 1995, respectively. These earnings could become subject to additional tax if such amounts are remitted as dividends to the U.S. parent. It is not practicable to estimate the amount of additional tax that may be payable on the foreign earnings.

    In connection with the Distribution, the Company and Ryder entered into a tax sharing agreement which provided for the payment of taxes and receipt of tax refunds for periods up through the Distribution Date and provided for various administrative matters. The Company has decided to carry forward its domestic tax NOL because of the terms of this agreement. Pursuant to the tax sharing agreement, the Company paid Ryder $14.5 million in 1995.

NOTE 11 - PENSION PLANS AND POSTRETIREMENT BENEFITS

PENSION PLANS. Substantially all domestic employees are covered by a defined benefit plan maintained by the Company (the "Aviall Pension Plan") (or Ryder for periods prior to the Distribution). These employees of Aviall were given credit under the Aviall Pension Plan for prior service in the Ryder System, Inc. Retirement Plan (the "Ryder Salaried Plan"). Ryder retained the pension fund assets and accumulated benefit obligation related to participants in the Ryder Salaried Plan for services rendered through the Distribution Date.

    In addition to the Aviall Pension Plan, the Company maintains two defined benefit pension plans: a plan covering certain executives and a plan covering certain former employees. The benefits for these plans are based upon years of service, and the funding policy is to contribute such amounts as are necessary on an actuarial basis to provide the plans with sufficient assets to meet the benefits payable to plan participants. The plans' assets are primarily invested in equities and interest-bearing accounts. Prior to the sale of Commercial Engine Services in 1996, the Company maintained a pension plan for employees in the United Kingdom. As a result of the sale, no further obligations exist with respect to this plan.

    The following tables reflect the components of net pension expense and the funded status for all Aviall plans (in thousands):

NET PENSION EXPENSE                                                   1996        1995      1994
-------------------------------------------------------------------------------------------------
Service cost - benefits earned during the year                       $2,131       3,276     5,815
Interest cost on projected benefit obligation                         2,679       3,878     3,247
Actual return on plan assets                                         (2,311)     (4,190)     (334)
Net amortization and deferral                                           855       1,442    (2,976)
-------------------------------------------------------------------------------------------------
Net pension expense                                                  $3,354       4,406      5,752
==================================================================================================

    The above net pension expense of defined benefit plans included $2.0 million, $3.4 million and $2.9 million in 1996, 1995 and 1994, respectively, related to the discontinued operations.

    In addition, as a result of the sale of Commercial Engine Services and its parts redistribution business, and the closing of its Burbank facility, the Company recognized a net curtailment gain (loss) related to its pension plans of $(3.9) million, $(7.0) million and $1.2 million in 1996, 1995 and 1994, respectively, which was recorded in the reserves established for each sale.

FUNDED STATUS                                                                      1996               1995
------------------------------------------------------------------------------------------------------------------
                                                                                 Benefits      Assets      Benefits
                                                                                  exceed       exceed       exceed
                                                                                  assets      benefits      assets
------------------------------------------------------------------------------------------------------------------
Plan assets at fair value                                                       $28,353         23,607      23,323
------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested benefits                                                                30,969         16,819      28,189
  Nonvested benefits                                                                608            178       2,964
------------------------------------------------------------------------------------------------------------------
  Accumulated benefit obligation                                                 31,577         16,997      31,153
  Additional benefits based on projected future salary increases                  3,454          6,464       5,253
------------------------------------------------------------------------------------------------------------------
Projected benefit obligation                                                     35,031         23,461      36,406
------------------------------------------------------------------------------------------------------------------
Plan assets greater (less) than projected benefit obligation                     (6,678)           146     (13,083)
Unrecognized net losses                                                           1,832            876       5,577
Unrecognized prior service cost                                                     652             20       5,819
Unrecognized transition amount                                                        -              -         181
------------------------------------------------------------------------------------------------------------------
Prepaid (accrued) pension expense                                               $(4,194)         1,042      (1,506)
==================================================================================================================

    At the Distribution, Ryder transferred to Aviall amounts primarily related to unrecognized net loss and prior service cost of the Ryder Salaried Plan and retained the underlying accumulated benefit obligation and related assets. Aviall and Ryder disagreed with respect to the appropriate accounting treatment of these deferred charges. Under the terms of an agreement entered into in connection with the Distribution, Aviall is considering pursuing arbitration with respect to this matter. The sale of businesses (see Notes 3 and 4) and the Company's reassessment of the recoverability of these amounts resulted in the 1995 write-off of the related deferred charges.

    The following table sets forth the year end actuarial assumptions used in the accounting for the plans:

                                                                        1996      1995        1994
---------------------------------------------------------------------------------------------------
Discount rate for determining projected benefit obligation:
  Domestic                                                               7.75%      7.00%      8.75%
  Foreign                                                                  n/a      8.00%      9.00%
Rate of increase in compensation levels:
  Domestic                                                               4.50%      4.50%      4.50%
  Foreign                                                                  n/a      5.50%      6.50%
Expected long-term rate of return on plan assets:
  Domestic                                                               7.75%      7.75%      7.75%
  Foreign                                                                  n/a      9.50%      9.50%

    Actuarial gains and losses and plan amendments are amortized over the average remaining service lives of participants expected to receive benefits, and transition amounts are amortized over 13 to 19 years.

POSTRETIREMENT BENEFITS. The Company maintains plans which provide retired employees with certain health care and life insurance benefits. Substantially all domestic employees are eligible for these benefits. Generally, these plans require employee contributions, limit Company contributions to $95 per month for nonunion employees and provide for a $10,000 lifetime maximum benefit for former employees who were subject to collective bargaining agreements.

    The components of net periodic postretirement benefit expense were as follows:

(In thousands)                                                               1996     1995     1994
---------------------------------------------------------------------------------------------------
Present value of benefits earned during the year                             $30        73      186
Interest cost on postretirement benefit obligation                           286       608      666
Net amortization and deferral                                               (288)        -       37
---------------------------------------------------------------------------------------------------
Net periodic postretirement benefit expense                                  $28       681      889
===================================================================================================

    The portion of the above net periodic postretirement benefit expense related to the discontinued operations was not material in 1996 and amounted to $0.4 million in each of 1995 and 1994.

    As a result of the sale of Commercial Engine Services and its parts redistribution business, and the closing of its Burbank facility, the Company recognized a net curtailment gain related to the health care and life insurance plans of $0.7 million and $0.5 million in 1996 and 1994, respectively, which was recorded in the reserves established for each sale.

    The Company's postretirement benefit plans are not funded. The following table sets forth the status of the plans:

(Dollars in thousands)                                                1996             1995
--------------------------------------------------------------------------------------------
Discount rate                                                          7.75%            7.00%
Accumulated postretirement benefit obligation:
  Retirees                                                           $2,505            6,211
  Fully eligible active plan participants                               186            1,102
  Other active plan participants                                        338            1,169
--------------------------------------------------------------------------------------------
                                                                      3,029            8,482
Unrecognized net gain (loss)                                          2,665           (1,356)
--------------------------------------------------------------------------------------------
Accrued unfunded postretirement benefit obligation                   $5,694            7,126
============================================================================================

    The health care cost trend rate for 1997 was assumed to be 6.5%, decreasing gradually to a rate in 2005 of approximately 5.0%. Increasing the assumed health care cost trend rates by one percentage point in each future year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $0.2 million and would not have a material effect on the 1996 net periodic postretirement benefit expense.

NOTE 12 - COMMON STOCK, PREFERRED STOCK AND INCENTIVE PLANS

COMMON AND PREFERRED STOCK. The Company is authorized to issue 80,000,000 shares of common stock, $.01 par value, and 10,000,000 shares of preferred stock, $.01 par value. Preferred stock is issuable in series, with terms fixed by resolution of the Board of Directors. No preferred stock had been issued at December 31, 1996.

PREFERRED SHARE PURCHASE RIGHTS. The Company has adopted a Preferred Share Rights Plan under which each share of common stock is accompanied by one preferred share purchase right (a "Right"). Each Right entitles the holder to purchase 1/100th of a share of Series A Junior Participating Preferred Stock (the "Series A Preferred Shares") of the Company (800,000 shares authorized) at a price (the "Purchase Price") of $52.50 per 1/100th of a Series A Preferred Share (subject to adjustment).

    In general, the Rights will not become exercisable or transferable apart from the shares of common stock with which they were issued unless a person or group of affiliated or associated persons becomes the beneficial owner of, or commences a tender offer that would result in beneficial ownership of, 10% or more of the outstanding shares of common stock (any such person or group of persons being referred to as an "Acquiring Person"). Thereafter, under certain circumstances, each Right (other than any Rights that are or were beneficially owned by an Acquiring Person, which Rights will be void) could become exercisable to purchase at the Purchase Price a number of shares of common stock having a market value equal to two times the Purchase Price. The Rights will expire on December 7, 2003, unless earlier redeemed by the Company at a redemption price of $.01 per Right (subject to adjustment).

OPTION PLAN. The Aviall, Inc. Stock Incentive Plan (the "Incentive Plan") provides for grants of nonqualified stock options to key employees at a price not less than the fair market value of shares underlying such options at the date of grant. Options are for terms not exceeding 10 years and may be granted in tandem with limited stock appreciation rights. Options granted under the Incentive Plan vest over periods up to five years. The Incentive Plan also provides for grants of restricted stock rights, stock appreciation rights and performance units.

    The Company applies APB 25 in accounting for the Incentive Plan and, accordingly, recognizes no compensation cost in net earnings from the grant of options. There were no options granted during 1995. Had compensation cost been determined consistent with SFAS 123, the Company's 1996 net earnings and earnings per share would have been reduced to the pro forma amounts below:

      In thousands)                                          1996
      ------------------------------------------------------------
      Net earnings:
        As reported                                        $10,579
        Pro forma                                          $ 9,796

      Net earnings per share:
        As reported                                        $  0.54
        Pro forma                                          $  0.50

    During 1996, options were granted at exercise prices equal to and greater than the market price of the Company's stock on the date of grant. The weighted average fair value of options granted during 1996 was $4.98 per option for options whose exercise price equaled the market price of the Company's stock on date of grant and $4.37 per option for options whose exercise price exceeded the market price of the Company's stock on date of grant. In accordance with SFAS 123, the fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                             1996
      ------------------------------------------------------------
      Risk-free interest rate                                6.29%
      Expected life (years)                                   9.2
      Expected volatility                                   32.61%
      Expected dividend yield                                 0.0%

    The following table summarizes the status of the Incentive Plan:

                                                       1996                      1995                     1994
-----------------------------------------------------------------------------------------------------------------------
                                                            Weighted                 Weighted                  Weighted
                                                            Average                   Average                  Average
                                                            Exercise                 Exercise                  Exercise
                                                Shares       Price        Shares       Price        Shares      Price
-----------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year               1,661,744   $12.81      1,863,056    $12.84       1,617,029    $13.84
Granted:
  Exercise price equals market price             307,500   $ 8.92              -         -         333,125    $ 8.12
  Exercise price exceeds market price            225,000   $12.58              -         -               -         -
Exercised                                        (29,444)  $ 7.92         (2,055)    $ 7.19        (72,655)   $12.93
Expired or cancelled                            (166,339)  $15.06       (199,257)    $13.16        (14,443)   $15.38
                                              ----------               ---------                 ---------
Outstanding at end of year                     1,998,461   $12.07      1,661,744     $12.81      1,863,056    $12.84
                                              ==========               =========                 =========

Exercisable at end of year                     1,251,191                 986,906                   825,434
                                              ==========               =========                 =========

Available for grant at end of year               792,385               1,158,546                   959,289
                                              ==========               =========                 =========


    The following table summarizes information about options outstanding under the Incentive Plan at December 31, 1996:

                                      Options Outstanding                           Options Exercisable
--------------------------------------------------------------------------------------------------------------
                                           Weighted
                             Number         Average         Weighted                Number        Weighted
      Range of             Outstanding     Remaining         Average              Exercisable      Average
  Exercise Prices          at 12/31/96    Life (Years)    Exercise Price          at 12/31/96   Exercise Price
--------------------------------------------------------------------------------------------------------------
  $7.19 to $10.10             712,805        8.08            $ 8.67                  348,276        $ 8.61
 $11.78 to $16.00           1,285,656        5.71            $13.96                  902,915        $13.81
                            ---------                                              ---------
  $7.19 to $16.00           1,998,461        6.71            $12.07                1,251,191        $12.37
                            =========                                              =========


PURCHASE PLANS. The Company maintains an employee stock purchase plan covering substantially all U.S. employees, excluding Incentive Plan participants (the "Employee Stock Purchase Plan"). The Employee Stock Purchase Plan permits quarterly offerings to subscribe for shares of common stock at 85% of the fair market value on either the date of offering or the last day of the purchase period, whichever is less. Shares are purchased at the end of each ninety-day purchase period.

    The following table summarizes the status of the Employee Stock Purchase
Plan:

                                                            Number of shares         Price per share
----------------------------------------------------------------------------------------------------
Outstanding at December 31, 1994                                      -                          -
Subscribed                                                       45,291             $5.58 to $7.33
Purchased                                                       (31,108)            $5.58 to $7.17
Expired or canceled                                                   -                          -
----------------------------------------------------------------------------------------------------
Outstanding at December 31, 1995                                 14,183                      $7.33
Subscribed                                                       33,190             $6.96 to $7.44
Purchased                                                       (41,867)            $6.96 to $7.44
Expired or canceled                                                   -                          -
----------------------------------------------------------------------------------------------------
Outstanding at December 31, 1996                                  5,506                      $6.96
====================================================================================================
Reserved for future subscriptions                               171,519
====================================================================================================

    Prior to the sale of Commercial Engine Services, the Company maintained a stock purchase plan for employees in the United Kingdom (the "Employee Stock Purchase Scheme"). The Employee Stock Purchase Scheme was terminated as a result of the sale. All assets of the plan were distributed to participants in 1996, including 30,000 shares of the Company's common stock.

DIRECTORS STOCK PLAN. The Company has reserved 37,500 shares of common stock for issuance under its Directors Stock Plan of which 19,299 shares had been issued at December 31, 1996. Under the terms of this plan, each nonemployee director may make an election to receive shares of common stock in lieu of a portion of the annual cash retainer for services as a director.

NOTE 13 - ENVIRONMENTAL MATTERS

OVERVIEW. The Company's parts distribution services business, which includes certain parts repair operations, uses certain chemicals in small quantities which have been classified by various state and federal agencies as hazardous material. The Company is not currently involved in any cleanup related to these facilities to comply with state and federal regulations. Due to the small quantities of chemicals used, it is not expected that any material environmental liabilities will be incurred related to these operations.

    Certain of the Company's previously owned businesses (see Notes 3 and 4) used certain chemicals classified by various state and federal agencies as hazardous substances. The Company retains environmental liabilities related to these businesses for the period during which they were operated by the Company. The Company is involved in various stages of investigation and cleanup to comply with state and federal regulations at certain of these locations. The primary locations are Burbank, California, Dallas (Forest Park), Texas and the Commercial Engine Services properties ("CES Properties") which include three locations in Texas (Love Field, Carter Field and McAllen) and one location in Prestwick, Scotland.

BURBANK UNIT. The Company's former Burbank, California facility is located within the boundaries of the Burbank Operable Unit (the "Burbank Unit") of the San Fernando Valley Superfund Sites. The United States Environmental Protection Agency ("EPA") selected an interim remedial action for the Burbank Unit, including multiyear operation and maintenance of a ground water treatment system. Lockheed Martin Corporation ("Lockheed") and certain other parties have entered into a Consent Decree with the EPA under which Lockheed agreed to implement and finance a portion of the interim remedial action for a limited period.

    In May 1994, the Company was notified by the EPA that it had been named a potentially responsible party ("PRP") with respect to the Burbank Unit. In June 1995, the Company and certain other defendants entered into an agreement with Lockheed to settle a lawsuit filed by Lockheed in April 1994 against the Company and more than 100 other parties seeking recovery of or contribution to Lockheed's response costs to comply with the Consent Decree and subsequent EPA requirements. Pursuant to the agreement, in exchange for a $2.2 million cash payment made in June 1995, the Company will be released from and protected against certain environmental response costs for the Burbank Unit through the expiration of the interim remedy period established by the EPA, certain claims by the EPA for costs of oversight of the Burbank Unit and certain other matters. The agreement does not cover certain matters, including environmental response costs for any final remedy which may be established by the EPA upon expiration of the interim remedy period, certain EPA oversight costs and costs of any changes mandated by the EPA to the present interim remedy for the Burbank Unit.

    The agreement with Lockheed is subject to court approval of certain modifications to the Consent Decree. Although the Company presently believes this condition will be met in 1997, there can be no assurance of this event. The Company has presently determined additional reserves related to the Burbank Unit are not required due to the uncertainty of the additional costs, if any, associated with any changes to the interim remedy or any final remedy.

PREVIOUSLY OWNED PROPERTIES. The Company is presently implementing a state agency approved cleanup plan for its former Forest Park facility. The facility is also the subject of an arbitration proceeding between the Company and the purchaser of the property concerning the purchaser's involvement in determining the required level of cleanup. The arbitration is in preliminary stages. The Company presently believes existing financial reserves for this location to be sufficient.

    There are various stages of discussions underway with the state agencies to determine the appropriate cleanup levels for ground water and soil contamination at the CES Properties located in Texas. The Company has received notification of an approved plan from the state agency on soil and ground water issues for the Carter Field location. Negotiations are in process with the state agency for approval of a plan on the McAllen facility. The Company began investigations at Love Field, Texas and Prestwick, Scotland during 1996. Work on determining exposure and cleanup requirements is continuing at these sites. Based on current information, the Company believes existing financial reserves for the CES Properties are sufficient. In addition, discussions with a previous owner and former insurers of various of these locations are in process to determine their potential shared liability associated with the cleanup of these sites. Due to the uncertainty of recoverability of the various claims the Company has made against these third parties and insurers, a receivable has not been recorded.

THIRD-PARTY SITES AND OTHER MATTERS. The Company has been named a PRP under the Comprehensive Environmental Response, Compensation and Liability Act and the Superfund Amendments and Reauthorization Act at four third-party disposal sites to which wastes were allegedly sent by the previous owner of assets used in the Company's discontinued engine services operations. The Company did not use the identified disposal sites. Accordingly, the previous owner has retained, and has been discharging, all liability associated with the cleanup of these sites pursuant to the sales agreement. Although the Company could be potentially liable in the event of nonperformance by the previous owner, it does not anticipate nonperformance. Based on this information, the Company has not accrued for any costs associated with third- party sites. The Company has also received notices or inquiries from certain state agencies and other private parties with respect to certain other environmental matters. One property owner adjacent to the previously owned Forest Park location has filed suit against the Company related to environmental contamination. These matters are under investigation and the ultimate cost cannot presently be estimated.

ACCOUNTING AND REPORTING. At December 31, 1996 and 1995, accrued environmental liabilities were $22.8 million and $23.0 million, respectively. The Company recorded $14.4 million and $9.1 million in 1995 and 1994, respectively, for environmental expense. No environmental expense was recorded in 1996. The Company's probable environmental loss estimates are based on information obtained from independent environmental engineers and/or from Company experts regarding the nature and extent of environmental contamination, remedial alternatives available and the cleanup criteria required by relevant governmental agencies. The estimated costs include anticipated site testing, consulting, remediation, disposal, post-remediation monitoring and related legal fees based on available information and represent the undiscounted costs to resolve the environmental matters in accordance with prevailing federal, state and local requirements.

    The Company's reserves for environmental liabilities are estimates. These estimates may change in the future as more information becomes available with respect to the level of contamination, the effectiveness of selected remediation methods, the stage of management's investigation at the individual sites, the recoverability of such costs from third parties and changes in federal and state statutes and regulations or their interpretation . Based on information presently available and Company programs to detect and minimize contamination, management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's results of operations, cash flows or financial condition, although certain environmental matters could be material to cash flows in any one year.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

    Under leases, primarily for parts distribution facilities, rent expense included in earnings from continuing operations was $6.8 million, $7.0 million and $8.6 million in 1996, 1995 and 1994, respectively, and was offset by sublease income of $0.5 million, $0.1 million and $2.5 million, respectively.

    Future minimum payments under noncancellable operating leases with initial or remaining terms of one year or more at the end of 1996 are as follows (in thousands):

               Year ending
               --------------------------------------------------------
               1997                                            $  4,480
               1998                                               3,604
               1999                                               2,599
               2000                                               1,451
               2001                                               1,022
               Thereafter                                         3,479
               --------------------------------------------------------
                                                                 16,635
               Less amounts representing sublease income         (3,194)
               --------------------------------------------------------
               Total minimum lease payments                     $13,441
               ========================================================

    In July 1996, the spouse of a former employee filed suit in Hidalgo County, Texas against Aviall and certain chemical manufacturers alleging that the cancer-related death of her husband was the result of his exposure to toxic chemicals and metals while working for Aviall at facilities used in the operation of the Company's former Commercial Engine Services businesses. The plaintiffs are seeking to find Aviall and the other defendants jointly and severally liable for actual and punitive damages in an amount not less than $50.0 million. The suit is in the preliminary stages of discovery. The Company intends to vigorously defend this suit. Due to the preliminary status of this lawsuit, the Company is not able to reasonably estimate the extent, if any, of the liability to which it could be exposed.

    In addition to the environmental related matters discussed in Note 13 and the legal matter discussed above, the Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. Based on information presently available, management believes that the ultimate disposition of these other matters will not have a material adverse effect on the Company's results of operations, cash flows or financial condition, although certain matters could be material to cash flows in any one year.

    The Company, through its participation in the global aviation aftermarket, can be affected by the general economic cycle, particularly as it influences flight activity in commercial, business and general aviation. Data base services provided by ILS can be influenced by the rapidly evolving information and communication industry. By monitoring and timely responding to these outside influences, the Company believes it will be able to maintain and improve its position in the markets it services.

NOTE 15 - OTHER INFORMATION

    The Company operates in the aviation industry and reports its activities as one business segment. For the years ended December 31, 1996, 1995 and 1994, the Company did not derive more than 10% of its total net sales from any individual customer, government or export sales.

    The Company maintains parts distribution customer service centers in Canada, the Netherlands, Hong Kong, Singapore, Australia and New Zealand. As the Company's foreign operations have similar aviation business environments, all foreign operations have been grouped together below.

(In thousands)                                                                       1996           1995        1994
-----------------------------------------------------------------------------------------------------------------------
Net sales:
   United States                                                                    $289,255       283,200      297,272
   Foreign                                                                            84,783        63,311       57,666
-----------------------------------------------------------------------------------------------------------------------
                                                                                    $374,038       346,511      354,938
=======================================================================================================================

Earnings (loss) from continuing operations before income taxes and extraordinary item*:
   United States                                                                     $(8,015)      (30,375)      17,122
   Foreign                                                                             6,726           684       (7,968)
-----------------------------------------------------------------------------------------------------------------------
                                                                                     $(1,289)      (29,691)       9,154
=======================================================================================================================

Identifiable assets:
   United States                                                                    $232,595       510,732      823,820
   Foreign                                                                            28,282        28,195       23,809
-----------------------------------------------------------------------------------------------------------------------
                                                                                    $260,877       538,927      847,629
=======================================================================================================================

* Includes nonrecurring charges of $6.6 million and $29.0 million in 1996 and 1995, respectively, for the United States.

NOTE 16 - QUARTERLY RESULTS OF OPERATIONS

The following is a summary of the unaudited quarterly results of operations for 1996 and 1995 (in thousands, except per share data):

                                                            First          Second          Third          Fourth
1996 (Unaudited)                                           Quarter        Quarter         Quarter         Quarter
-----------------------------------------------------------------------------------------------------------------
Net sales                                                  $92,168         93,594          98,637          89,639
Cost of sales                                               67,572         69,823          74,210          67,292
-----------------------------------------------------------------------------------------------------------------
Gross profit                                                24,596         23,771          24,427          22,347
Operating and other expenses:
  Selling and administrative expenses                       21,474         20,199          19,378          18,484
  Nonrecurring charges                                       3,850              -           2,763               -
  Interest expense                                           2,763          3,390           3,503             626
-----------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations before
  income taxes                                              (3,491)           182          (1,217)          3,237

Provision for income taxes                                     236            211           1,210               -
-----------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations                  (3,727)           (29)         (2,427)          3,237
Earnings from discontinued operations                            -         10,500           6,446               -
-----------------------------------------------------------------------------------------------------------------
Earnings (loss) before extraordinary item                   (3,727)        10,471           4,019           3,237
Extraordinary item                                               -              -          (3,421)              -
-----------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                        $(3,727)        10,471             598           3,237
=================================================================================================================

Net earnings (loss) per share:
  Earnings (loss) from continuing operations              $  (0.19)             -           (0.13)           0.17
  Earnings from discontinued operations                          -           0.54            0.33               -
  Extraordinary item                                             -              -           (0.17)              -
-----------------------------------------------------------------------------------------------------------------
  Net earnings (loss)                                     $  (0.19)          0.54            0.03            0.17
=================================================================================================================
Weighted average common and common
  equivalent shares                                     19,457,739     19,556,335      19,539,541      19,603,466

Common stock price range per share                   $5.38 to 9.38  8.50 to 10.38    7.88 to 9.13   7.88 to 10.50

Common stock trading volume, number of shares           12,432,400      5,799,400       2,114,900       4,366,300
=================================================================================================================

                                                            First          Second         Third          Fourth
1995 (Unaudited)                                           Quarter         Quarter       Quarter        Quarter
---------------------------------------------------------------------------------------------------------------
Net sales                                                 $ 86,896         87,834         83,111         88,670
Cost of sales                                               62,807         65,644         61,083         66,257
---------------------------------------------------------------------------------------------------------------
Gross profit                                                24,089         22,190         22,028         22,413
Operating and other expenses (income):
  Selling and administrative expenses                       20,915         19,111         18,025         22,683
  Nonrecurring charges                                           -              -         (4,201)        33,165
  Interest expense                                           2,911          2,849          2,827          2,126
---------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations before
  income taxes                                                 263            230          5,377        (35,561)
Provision (benefit) for income taxes                           291            563          2,643         (5,071)
---------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations                     (28)          (333)         2,734        (30,490)
Earnings (loss) from discontinued operations                 1,716          2,675          1,689       (219,038)
---------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                       $   1,688         2,342          4,423       (249,528)
===============================================================================================================

Net earnings (loss) per share:
  Earnings (loss) from continuing operations              $  (0.00)         (0.02)          0.14          (1.57)
  Earnings (loss) from discontinued operations                0.09           0.14           0.09         (11.26)
---------------------------------------------------------------------------------------------------------------
  Net earnings (loss)                                     $   0.09           0.12           0.23         (12.83)
===============================================================================================================

Weighted average common and common
  equivalent shares                                     19,403,439     19,414,110     19,443,847     19,442,908

Common stock price range per share                   $5.88 to 8.13   6.38 to 8.88   7.25 to 8.88  7.75 to 10.13

Common stock trading volume, number of shares            3,995,900      7,894,100      4,950,000      6,346,000
===============================================================================================================

                                                                     SCHEDULE II


                                 AVIALL, INC.
                               VALUATION ACCOUNTS
                             (DOLLARS IN THOUSANDS)


                                                  Balance at      Charged                                    Balance
                                                  Beginning      to Costs                                     at End
                                                   of Year      and Expense     Other        Deductions      of Year
--------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996:
  Accounts receivable allowance                    $ 1,799         1,108        2,914(1)      (1,280)(3)       4,541
  Reserves for excess and obsolete inventories     $ 7,208         3,088            -         (6,289)(4)       4,007
  Reserve for aerospace inventory                  $22,385         3,362            -        (25,747)              -
--------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1995:
  Accounts receivable allowance                    $ 1,559         1,310           33(2)      (1,103)(3)       1,799
  Reserves for excess and obsolete inventories     $ 7,295         3,481          -           (3,568)(4)       7,208
  Reserve for aerospace inventory                  $     -        22,385          -              -            22,385
--------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1994:
  Accounts receivable allowance                    $ 1,220         1,049         374(2)       (1,084)(3)       1,559
  Reserves for excess and obsolete inventories     $11,193         1,780           -          (5,678)(4)       7,295
  Restructuring reserve                            $16,791             -           -         (16,791)              -
====================================================================================================================

 (1) Accounts receivable allowance related to accounts receivable retained by the Company from the sale of Commercial Engine Services.

 (2) Collection of accounts previously charged off.

 (3) Write-off of doubtful accounts and concessions granted.

 (4) Write-off of excess and obsolete inventories.


  Exhibit
    No                                     Description
---------------------------------------------------------------------------------------
   3.1*        Restated Certificate of Incorporation of Aviall (Exhibit 3.1 to Aviall's
               Annual Report on Form 10-K for the fiscal year ended December 31, 1993
               (the "1993 Form 10-K"))

   3.2*        By-Laws of Aviall (Exhibit 3.2 to the 1993 Form 10-K)

   4.1*        Form of Common Stock Certificate of Aviall (Exhibit 4 to Aviall's
               Registration Statement on Form 10, as amended (Commission File No.
               1-12380) (the "Form 10"))

   4.2*        Aviall, Inc. Preferred Stock Purchase Rights Plan between Aviall and The
               First National Bank of Boston dated as of December 7, 1993 (Exhibit 10.7 to the 1993 Form 10-K)

   10.1*+      Aviall, Inc. Stock Incentive Plan (Exhibit 10.1 to the 1993 Form 10-K)

   10.2*+      Aviall, Inc. Directors Stock Plan (Exhibit 10.2 to the 1993 Form 10-K)

   10.3*       Distribution and Indemnity Agreement by and between Aviall and Ryder dated November 23, 1993 (Exhibit 10.3 to the 1993 Form 10-K)

   10.4*       Tax Sharing Agreement by and between Aviall and Ryder dated November 23,
               1993 (Exhibit 10.4 to the 1993 Form 10-K)

   10.5*+      Form of Severance Agreement between Aviall and certain of its executive officers (Exhibit 10H to the Form 10)

   10.6*+      Form of Change of Control Severance Agreement (Exhibit 10I to the   Form
               10)

   10.7*       Asset Purchase Agreement, dated as of May 31, 1994, by and between
               Aviall Services, Inc. and Dallas Airmotive, Inc., as amended (Exhibit
               10.3 to Aviall's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994 (the "June 30, 1994 Form 10-Q") and Exhibits 10.17
               through 10.23 to Aviall's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the "1994 Form 10-K"))

   10.8*       Asset Purchase Agreement, dated as of August 4, 1994 by and between
               Aviall Services, Inc. and AJT Capital Partners d/b/a Aerospace
               International Services, as amended (Exhibit 10.4 to the June 30, 1994
               Form 10-Q and Exhibit 10.25 to the 1994 Form 10-K)

   10.9*+      Aviall, Inc. Employee Stock Purchase Plan (Exhibit 10.27 to the 1995
               Form 10-K)

  Exhibit
    No                                     Description
---------------------------------------------------------------------------------------
   10.10*      Agreement of Purchase and Sale among Aviall, Inc., Aviall Services,
               Inc., Greenwich Air Services, Inc. and GASI Engine Services, Inc., dated
               April 19, 1996 (Exhibit 2.1 to Aviall's Current Report on Form 8-K dated
               April 19, 1996)

   10.11*      Asset Purchase Agreement between Aviall, Inc. and Curtiss-Wright Flight
               Systems, Inc., dated April 25, 1996 (Exhibit 2.2 to Aviall's Current
               Report on Form 8-K dated April 19, 1996)

   10.12*      Asset Purchase Agreement by and among Maple Leaf Aerospace, Inc., Aviall
               Services, Inc. and Aviall (Canada) Ltd., dated September 5, 1996
               (Exhibit 2.1 to Aviall's Current Report on Form 8-K dated September 19,
               1996)

   10.13*      Credit Agreement, dated as of September 26, 1996, by and among Aviall,
               Inc. and the financial institutions parties thereto (Exhibit 10.1 to
               Aviall's Quarterly Report on Form 10-Q for the quarterly period ended
               September 30, 1995)

   21.1        Subsidiaries of Aviall

   23.1        Consent of Price Waterhouse LLP

   24.1        Powers of attorney of directors and officers of Aviall

   27.1        Financial Data Schedule
--------------------

* Each document marked with an asterisk is incorporated herein by reference to the designated document previously filed with the Commission.

+ Each document marked with a dagger constitutes a management contract or compensatory plan or arrangement.