Form 10-Q
period 1997-03-31
AVIALL INC
filed 1997-05-09
CIK 701650

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -----------------

                                   FORM 10-Q
(MARK ONE)
      [x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER 1-12380

                              -----------------

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

    The number of shares of Common Stock, par value $.01 per share, outstanding at May 6, 1997 was 19,619,015.


================================================================================

                         PART I - FINANCIAL INFORMATION



ITEM 1:  FINANCIAL STATEMENTS

                                  AVIALL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                            Three months ended
                                                                 March 31,
                                                           1997            1996
                                                       ------------    ------------
Net sales                                              $     91,682          92,168
Cost of sales                                                68,638          67,572
                                                       ------------    ------------
Gross profit                                                 23,044          24,596
Operating and other expenses:
  Selling and administrative expenses                        16,191          21,474
  Nonrecurring items                                         (1,436)          3,850
  Interest expense                                              734           2,763
                                                       ------------    ------------
Earnings (loss) before income taxes                           7,555          (3,491)
Provision for income taxes                                      612             236
                                                       ------------    ------------
Net earnings (loss)                                    $      6,943          (3,727)
                                                       ============    ============

Net earnings (loss) per share                          $       0.35           (0.19)
Weighted average common and common equivalent shares     19,694,428      19,457,739



See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                March 31,     December 31,
                                                                                  1997            1996
                                                                               ------------   ------------
                                                                               (Unaudited)
ASSETS
Current assets:
  Cash                                                                         $      7,396          4,191
  Receivables                                                                        53,139         60,716
  Inventories                                                                        71,492         73,088
  Prepaid expenses and other current assets                                           3,136          2,649
  Deferred income taxes                                                              12,551         12,551
                                                                               ------------   ------------
Total current assets                                                                147,714        153,195
                                                                               ------------   ------------

Property, plant and equipment                                                         8,092          8,727
Intangible assets                                                                    59,010         59,560
Deferred income taxes                                                                36,585         36,593
Other assets                                                                          3,513          2,802
                                                                               ------------   ------------
Total assets                                                                   $    254,914        260,877
                                                                               ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                            $      7,241          5,237
  Accounts payable                                                                   28,194         28,478
  Accrued expenses                                                                   47,470         52,499
                                                                               ------------   ------------
Total current liabilities                                                            82,905         86,214
                                                                               ------------   ------------

Long-term debt                                                                       39,565         48,971
Other liabilities                                                                    31,187         31,731
Shareholders' equity (includes common stock of $.01 par value per share with
  80,000,000 shares authorized; 19,596,851 shares and
  19,551,688 shares issued and outstanding at March 31, 1997 and at December 31, 1996, respectively; preferred stock of
  $.01 par value per share with 10,000,000 shares
  authorized and no shares issued and outstanding)                                  101,257         93,961

                                                                               ------------   ------------
Total liabilities and shareholders' equity                                     $    254,914        260,877
                                                                               ============   ============




See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                        Three months ended March 31,
                                                                        ----------------------------
                                                                            1997            1996
                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                   $      6,943          (3,727)
  Nonrecurring items                                                          (1,436)          3,850
  Continuing operations depreciation and amortization                          1,375           2,318
  Deferred income taxes                                                            5          (1,190)
  Changes in:
    Receivables                                                               (2,895)          1,055
    Inventories                                                                1,596             667
    Accounts payable                                                            (284)          9,252
    Accrued expenses                                                          (5,029)         (2,206)
    Other, net                                                                (1,079)           (720)
    Discontinued operations working capital changes                             --            (7,419)
                                                                        ------------    ------------
                                                                                (804)          1,880
                                                                        ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds received from note repayment                                       12,000            --
  Continuing operations capital expenditures                                    (136)           (378)
  Net change in discontinued operations property, plant and equipment           --               (29)
  Sales of property, plant and equipment                                          67              23
                                                                        ------------    ------------
                                                                              11,931            (384)
                                                                        ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in revolving credit facility                                      3,978           7,555
  Debt repaid                                                                (12,253)         (6,318)
  Issuance of common stock                                                       353             104
                                                                        ------------    ------------
                                                                              (7,922)          1,341
                                                                        ------------    ------------
Change in cash                                                                 3,205           2,837
Cash, beginning of period                                                      4,191           4,690
                                                                        ------------    ------------
Cash, end of period                                                     $      7,396           7,527
                                                                        ============    ============

CASH PAID FOR INTEREST AND INCOME TAXES:
  Interest                                                              $      1,606           7,864
  Income taxes                                                          $        513              84




See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Aviall, Inc.'s Form 10-K for the year ended December 31, 1996.

NOTE 2 - NEW ACCOUNTING STANDARD

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share" effective for interim and annual periods ending after December 15, 1997. FASB Statement No. 128 establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings Per Share." If Aviall had computed net earnings (loss) per share in accordance with the provisions of FASB Statement No. 128, the pro forma basic and diluted net earnings (loss) per share for the three-month periods ended March 31, 1997 and 1996 would have been $0.35 and ($0.19), respectively.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW. The following discussion and analysis should be read in conjunction with the information set forth under Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 12 through 18 of Aviall, Inc.'s (the "Company") Form 10-K for the year ended December 31, 1996.

    The following table sets forth net sales, gross profit, and selling and administrative expenses for the ongoing business separate from the aerospace fastener distribution business (the "Fastener Business") which was sold in September 1996, excluding nonrecurring charges and interest:

                                             Three months ended
                                                 March 31,
                                            ---------------------
(In thousands)                                 1997        1996
                                            ---------   ---------
                                                 (Unaudited)
Net sales:
  Ongoing business                          $  91,682      84,351
  Fastener Business                              --         7,817
                                            ---------   ---------
Total net sales                             $  91,682      92,168
                                            =========   =========

Gross profit:
  Ongoing business                          $  23,044      22,280
  Fastener Business                              --         2,316
                                            ---------   ---------
Total gross profit                          $  23,044      24,596
                                            =========   =========

Selling and administrative expenses:
  Ongoing business                          $  16,191      19,489
  Fastener Business                              --         1,985
                                            ---------   ---------
Total selling and administrative expenses   $  16,191      21,474
                                            =========   =========


RESULTS OF OPERATIONS. Net sales for the ongoing business in the first quarter of 1997 were $91.7 million, up $7.3 million, or 9%, from the $84.4 million recorded in the same 1996 quarter. The increase was driven primarily by increased shipments to domestic general aviation and international aviation customers as well as higher inventory information services revenue.

    Gross profit for the ongoing business of $23.0 million was 3% higher than the $22.3 million recorded in the 1996 first quarter. Gross profit as a percentage of sales decreased from 26.4% to 25.1%, primarily as a result of a reclassification of expenses between selling and administrative expenses and cost of sales.

    Selling and administrative expenses for the ongoing business decreased by $3.3 million, or 17%, to $16.2 million in the first quarter of 1997. The decrease was primarily due to staff reductions implemented during 1996, high expenses in 1996 related to amending the Company's former bank agreement, and the expense reclassification mentioned above.

    The $1.4 million nonrecurring item was related to the repayment in January 1997 of a $12.0 million unsecured subordinated note received in connection with the 1995 sale of the business aviation engine overhaul, and aircraft and terminal services operations. The Company had carried the note at a discounted value of $10.5 million. The nonrecurring charge of $3.9 million in the 1996 first quarter consisted of the writedown of inventory and accrual of estimated expenses related to the expected sale of the Fastener Business.

    Interest expense was lower than in the first quarter 1996, reflecting lower debt, interest income from the $12.0 million note, and lower interest rates and debt issuance cost amortization under the new bank agreement completed in September 1996.

FINANCIAL CONDITION. In January 1997, a $12.0 million unsecured subordinated note received in connection with the 1995 sale of the business aviation engine overhaul, and aircraft and terminal services operations was repaid. The Company applied the proceeds as a permanent reduction of the Company's secured term loan due through 2001. The unsecured subordinated note bore interest at 12% per annum payable semiannually, and accrued interest of $0.3 million was received by the Company at the time of the note repayment.

    The Company believes that its expected cash flow from operations and availability under its revolving lines are sufficient to meet its current working capital and operating needs. Improvements in earnings will further enhance the Company's access to capital and will enable the Company to finance future investment opportunities.

    Cash flow from operations was $(0.8) million in the first three months of 1997 and $1.9 million in the comparable 1996 period. Cash generated in the first quarter 1997 from improved profitability was offset by $3.5 million in expenditures related to liabilities retained for previously owned businesses and net investments in working capital. In 1996, positive cash flow from the continuing business was largely offset by working capital investments in the discontinued operations.

OUTLOOK. Aviall's focus is on the distribution of aviation parts and providing inventory information services. Management believes the Company has made significant progress in streamlining corporate functions to reduce cost and improve efficiency. The Company intends to seek further opportunities for cost reductions and efficiency improvements in all areas of its operation. In addition, the Company's estimated $180 million net operating loss carryforward as of December 31, 1996 will minimize U.S. federal income tax payments for several years.

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

                                  AVIALL, INC.


May 9, 1997                       By /s/ Jacqueline K. Collier
                                     ----------------------------------
                                     Jacqueline K. Collier
                                     Vice President and Controller
                                     (Principal Accounting Officer)


May 9, 1997                       By /s/ Cornelius Van Den Handel
                                     ----------------------------------
                                     Cornelius Van Den Handel
                                     Treasurer and Director of Planning
                                     (Principal Financial Officer)

                               INDEX TO EXHIBITS


Exhibit
Number        Description
------        -----------

 27.1         Financial Data Schedule