Form 10-Q
period 1997-06-30
AVIALL INC
filed 1997-08-11
CIK 701650

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -----------------


                                   FORM 10-Q

(MARK ONE)
   |X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

   | |            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD ENDED FROM __________ TO __________

                         COMMISSION FILE NUMBER 1-12380

                 --------------------------------------------

                                  AVIALL, INC.
             (Exact name of Registrant as specified in its Charter)

         DELAWARE                                              65-0433083
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

         2075 DIPLOMAT DRIVE
           DALLAS, TEXAS                                        75234-8999
(Address of principal executive offices)                         (Zip Code)

                                 (972) 406-2000
              (Registrant's telephone number, including area code)


     Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock, par value $.01 per share, outstanding at August 4, 1997 was 19,706,241.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                  AVIALL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                                    Three months ended            Six months ended
                                                                         June 30,                     June 30,
                                                                 -------------------------    --------------------------
                                                                    1997          1996           1997           1996
                                                                 -----------   -----------    -----------    -----------
Net sales                                                        $    96,063        93,594        187,745        185,762
Cost of sales                                                         71,830        69,823        140,468        137,395
                                                                 -----------   -----------    -----------    -----------
Gross profit                                                          24,233        23,771         47,277         48,367
Operating and other expenses:
   Selling and administrative expenses                                16,827        20,199         33,018         41,673
   Nonrecurring items                                                   --            --           (1,436)         3,850
   Interest expense                                                      991         3,390          1,725          6,153
                                                                 -----------   -----------    -----------    -----------
Earnings (loss) from continuing operations before income taxes         6,415           182         13,970         (3,309)
Provision for income taxes                                               288           211            900            447
                                                                 -----------   -----------    -----------    -----------
Earnings (loss) from continuing operations                             6,127           (29)        13,070         (3,756)
Discontinued operations:
   Gain on disposal                                                     --          10,500           --           10,500
                                                                 -----------   -----------    -----------    -----------
Earnings from discontinued operations                                   --          10,500           --           10,500
                                                                 -----------   -----------    -----------    -----------
Net earnings                                                     $     6,127        10,471         13,070          6,744
                                                                 ===========   ===========    ===========    ===========
Net earnings (loss) per share:
   Earnings (loss) from continuing operations                    $      0.31         (0.00)          0.66          (0.19)
   Earnings from discontinued operations                                --            0.54           --             0.54
                                                                 -----------   -----------    -----------    -----------
   Net earnings                                                  $      0.31          0.54           0.66           0.35
                                                                 ===========   ===========    ===========    ===========
Weighted average common and common equivalent shares              19,946,003    19,556,335     19,820,216     19,506,953




See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                   June 30,     December 31,
                                                                                     1997          1996
                                                                                  -----------   -----------
                                                                                  (Unaudited)
ASSETS
Current assets:
   Cash                                                                           $     3,999         4,191
   Receivables                                                                         55,329        60,716
   Inventories                                                                         75,112        73,088
   Prepaid expenses and other current assets                                            1,783         2,649
   Deferred income taxes                                                               12,551        12,551
                                                                                  -----------   -----------
Total current assets                                                                  148,774       153,195
                                                                                  -----------   -----------

Property, plant and equipment                                                           7,955         8,727
Intangible assets                                                                      56,183        59,560
Deferred income taxes                                                                  36,581        36,593
Other assets                                                                            3,584         2,802
                                                                                  -----------   -----------
Total assets                                                                      $   253,077       260,877
                                                                                  ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                              $     7,221         5,237
   Accounts payable                                                                    31,175        28,478
   Accrued expenses                                                                    42,765        52,499
                                                                                  -----------   -----------
Total current liabilities                                                              81,161        86,214
                                                                                  -----------   -----------

Long-term debt                                                                         33,288        48,971
Other liabilities                                                                      30,492        31,731
Shareholders' equity (includes common stock of $.01 par value per share with
   80,000,000 shares authorized; 19,665,130 shares and 19,551,688 shares issued and outstanding at June 30, 1997 and at December 31, 1996, respectively;
   preferred stock of $.01 par value per share with 10,000,000
   shares authorized and no shares issued and outstanding)                            108,136        93,961
                                                                                  -----------   -----------
Total liabilities and shareholders' equity                                        $   253,077       260,877
                                                                                  ===========   ===========




See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                         Six months ended June 30,
                                                                         --------------------------
                                                                             1997           1996
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                          $    13,070          6,744
   Gain on disposal of discontinued operations                                  --          (10,500)
   Nonrecurring items                                                         (1,436)         3,850
   Depreciation and amortization                                               2,735          4,881
   Deferred income taxes                                                          12         (2,419)
   Changes in:
     Receivables                                                              (5,085)        (1,307)
     Inventories                                                              (2,024)           947
     Accounts payable                                                          2,697          8,491
     Accrued expenses                                                         (7,456)         5,727
     Other, net                                                                 (233)        (2,878)
     Discontinued operations working capital changes                            --            4,725
                                                                         -----------    -----------
                                                                               2,280         18,261
                                                                         -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from note repayment                                               12,000           --
   Proceeds from businesses sold                                                --          232,565
   Capital expenditures                                                       (1,094)          (895)
   Sales of property, plant and equipment                                         96            168
   Net change in discontinued operations property, plant and equipment          --              602
                                                                         -----------    -----------
                                                                              11,002        232,440
                                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in revolving credit facility                                    (2,069)      (149,932)
   Debt repaid                                                               (12,510)      (100,315)
   Debt issue costs paid                                                        --           (1,624)
   Issuance of common stock                                                    1,105            182
                                                                         -----------    -----------
                                                                             (13,474)      (251,689)
                                                                         -----------    -----------
Change in cash                                                                  (192)          (988)
Cash, beginning of period                                                      4,191          4,690
                                                                         -----------    -----------
Cash, end of period                                                      $     3,999          3,702
                                                                         ===========    ===========

CASH PAID FOR INTEREST AND INCOME TAXES:
   Interest                                                              $     2,274         15,437
   Income taxes                                                          $       991            367




See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Aviall, Inc.'s Form 10-K for the year ended December 31, 1996.

NOTE 2 - NEW ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share" effective for interim and annual periods ending after December 15, 1997. FASB Statement No. 128 establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings Per Share." If Aviall had computed net earnings (loss) per share in accordance with the provisions of FASB Statement No. 128, the pro forma basic and diluted net earnings per share for the three-month periods ended June 30, 1997 and 1996 would have been $0.31 and $0.54, respectively. The pro forma basic net earnings per share for the six-month periods ended June 30, 1997 and 1996 would have been $0.67 and $0.35, respectively, and the pro forma diluted net earnings per share for the six-month periods ended June 30, 1997 and 1996 would have been $0.66 and $0.35, respectively.

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

     The following table sets forth net sales, gross profit, and selling and administrative expenses for the ongoing business separate from the aerospace fastener distribution business (the "Fastener Business") which was sold in September 1996, excluding nonrecurring charges and interest:

                                             Three months ended        Six months ended
(Unaudited)                                        June 30,                June 30,
                                            ---------------------------------------------
(In thousands)                                 1997        1996        1997        1996
                                            ---------   ---------   ---------   ---------
Net sales:
  Ongoing business                          $  96,063      85,719     187,745     170,070
  Fastener Business                              --         7,875        --        15,692
                                            ---------   ---------   ---------   ---------
Total net sales                             $  96,063      93,594     187,745     185,762
                                            =========   =========   =========   =========

Gross profit:
  Ongoing business                          $  24,233      21,379      47,277      43,659
  Fastener Business                              --         2,392        --         4,708
                                            ---------   ---------   ---------   ---------
Total gross profit                          $  24,233      23,771      47,277      48,367
                                            =========   =========   =========   =========

Selling and administrative expenses:
  Ongoing business                          $  16,827      18,312      33,018      37,801
  Fastener Business                              --         1,887        --         3,872
                                            ---------   ---------   ---------   ---------
Total selling and administrative expenses   $  16,827      20,199      33,018      41,673
                                            =========   =========   =========   =========

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996. Net sales for the ongoing business in the second quarter of 1997 were $96.1 million, up $10.3 million or 12% from the $85.7 million recorded in the same 1996 quarter. The increase was driven primarily by strong international growth in parts distribution as well as greater than 10% growth in the North American general aviation and airline markets.

     Gross profit for the ongoing business of $24.2 million was $2.9 million higher than the $21.4 million in the 1996 second quarter. Gross profit as a percentage of sales increased from 24.9% to 25.2%. This increase in gross profit percentage was primarily a result of a year-to-date 1996 reclassification of expenses between selling and administrative expenses and cost of sales.

     Selling and administrative expenses for the ongoing business decreased $1.5 million, or 8%, to $16.8 million in the second quarter of 1997. The decrease was primarily due to high severance expenses in 1996 and savings from staff reductions implemented throughout 1996.

     Interest expense was lower than in the second quarter 1996, reflecting lower debt, lower amortization of debt issuance costs, and lower interest rates from the new bank agreement completed in September 1996.

     The 1996 results include a $10.5 million gain from the disposal of discontinued operations due to the receipt of cash rather than an anticipated partial stock payment.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996. Net sales in the first half of 1997 were $187.7 million, an increase of $17.7 million or 10%, from the $170.1 million recorded by the ongoing business in the comparable 1996 period. Higher sales for the ongoing business came from growth in general aviation, airline and information services in North America, Europe and the Asia-Pacific regions.

     Gross profit of $47.3 million in the first six months of 1997 increased $3.6 million, or 8%, from the first half of 1996 for the ongoing business. Gross profit as a percentage of sales decreased from 25.7% in 1996 to 25.2% in 1997. This decrease stemmed from lower margins on international sales.

     Selling and administrative expenses from the ongoing business decreased by $4.8 million, or nearly 13%, to $33.0 million in the first six months of 1997. The decrease was primarily due to staff reductions implemented during 1996, and the high expenses in 1996 related to amending the Company's former bank agreement.

     The $1.4 million nonrecurring item was related to the repayment in January 1997 of a $12.0 million unsecured subordinated note received in connection with the 1995 sale of the business aviation engine overhaul, and aircraft and terminal services operations. The Company had carried the note at a discounted value of $10.5 million. The 1996 nonrecurring charge of $3.9 million consisted of the writedown of inventory and accrual of estimated expenses related to the expected sale of the Fastener Business.

     Interest expense was lower in 1997, reflecting lower debt, lower interest rates and lower debt issuance amortization under the new bank agreement completed in September 1996.

     The 1996 results include a $10.5 million gain from the disposal of discontinued operations due to the receipt of cash rather than an anticipated partial stock payment.

FINANCIAL CONDITION. Cash flows from operations were $2.3 million in the first six months of 1997 and $18.3 million in the comparable 1996 period. In the first half of 1997, improved profitability was largely offset by $5.9 million in expenditures related to liabilities retained for previously owned businesses, receivables due to sales growth and increased inventory for new suppliers. In 1996, the cash flow came from positive working capital changes in the continuing business and improved cash flow from the discontinued operations.

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

OUTLOOK. Management continues to be encouraged by the progress being made by the Company and intends to continue to work on operational improvements while positioning to take advantage of growth opportunities. The Company has recently realigned its sales organization to maximize customer coverage, while maintaining the market specialization that our customers demand. The Company has also started to improve its systems to better meet the expectations of our customers and suppliers. The Company intends to seek further progress in reducing costs and improving operational efficiencies throughout the Company. In addition, the Company's estimated $180 million net operating loss carryforward as of December 31, 1996 will minimize U.S. federal income tax payments for several years.

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

                          PART II - OTHER INFORMATION



ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders was held on June 13, 1997, at which meeting the shareholders took action with respect to three proposals, (i) the election of Eric E. Anderson and Henry A. McKinnell to serve as directors of the Company for a term expiring at the Company's 2000 Annual Meeting of Shareholders, (ii) the amendment of the Aviall, Inc. Directors Stock Plan and
(iii) the ratification of the appointment of Price Waterhouse LLP to serve as independent auditors for the Company and its subsidiaries for the fiscal year ending December 31, 1997.

     The number of votes cast for, against or withheld, as well as the number of abstentions as to each proposal is set forth below. There were no broker non-votes with respect to any of the proposals.

                                 Election of Directors
                                 ---------------------
                                    Total Votes For       Total Votes Withheld
                                    ---------------       --------------------
          Eric E. Anderson            17,982,691                 222,634

         Henry A. McKinnell           17,982,949                 222,375

     The other directors of the Company whose terms of office continued after the meeting were Robert L. Lambert, Donald P. Muzyka and Henry Wendt.

                 Amendment to Aviall, Inc. Directors Stock Plan
                 ----------------------------------------------

                 For                     Against                 Abstain
                 ---                     -------                 -------

             16,151,858                 1,996,864                56,602

              Ratification of Appointment of Independent Auditors
              ---------------------------------------------------

                 For                     Against                 Abstain
                 ---                     -------                 -------

             18,114,323                  75,037                  15,964


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1     Amended and Restated Directors Stock Plan

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

                                   AVIALL, INC.

August 8, 1997                     By   /s/ Jacqueline K. Collier
                                        ------------------------------
                                        Jacqueline K. Collier
                                        Vice President and Controller
                                        (Principal Accounting Officer)


August 8, 1997                     By   /s/ Cornelius Van Den Handel
                                        ------------------------------
                                        Cornelius Van Den Handel
                                        Treasurer and Director of Planning
                                        (Principal Financial Officer)

                               INDEX TO EXHIBITS


    Exhibit
     Number                  Description
------------------------------------------------------------------------------

    10.1          Amended and Restated Directors Stock Plan

    27.1          Financial Data Schedule