Form 10-Q
period 1997-09-30
AVIALL INC
filed 1997-11-10
CIK 701650

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                    FORM 10-Q

(MARK ONE)

      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                                        OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM          TO
                                              --------    --------

                         COMMISSION FILE NUMBER 1-12380

                      -------------------------------------

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

     The number of shares of Common Stock, par value $.01 per share, outstanding at November 3, 1997 was 19,898,972.


===============================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                  AVIALL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   Three months ended           Nine months ended
                                                                       September 30,              September 30,
                                                                --------------------------------------------------
                                                                    1997           1996         1997        1996
------------------------------------------------------------------------------------------------------------------
Net sales                                                       $   100,267       98,637       288,012    284,399
Cost of sales                                                        75,339       74,210       215,807    211,605
------------------------------------------------------------------------------------------------------------------
Gross profit                                                         24,928       24,427        72,205     72,794
Operating and other expenses:
   Selling and administrative expenses                               17,017       19,378        50,035     61,051
   Nonrecurring items                                                    --        2,763        (1,436)     6,613
   Interest expense                                                     752        3,503         2,477      9,656
------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations before income taxes        7,159       (1,217)       21,129     (4,526)
Provision for income taxes                                              123        1,210         1,023      1,657
------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations                            7,036       (2,427)       20,106     (6,183)
Discontinued operations:
   Gain on disposal                                                      --        6,446            --     16,946
------------------------------------------------------------------------------------------------------------------
Earnings from discontinued operations                                    --        6,446            --     16,946
------------------------------------------------------------------------------------------------------------------
Net earnings before extraordinary item                                7,036        4,019        20,106     10,763
------------------------------------------------------------------------------------------------------------------
Extraordinary loss                                                       --        3,421            --      3,421
------------------------------------------------------------------------------------------------------------------
Net earnings                                                    $     7,036          598        20,106      7,342
==================================================================================================================

Net earnings (loss) per share:
   Earnings (loss) from continuing operations                   $      0.35        (0.13)         1.01      (0.32)
   Earnings from discontinued operations                               0.00         0.33          0.00       0.87
   Extraordinary loss                                                  0.00        (0.17)         0.00      (0.17)
------------------------------------------------------------------------------------------------------------------
Net earnings                                                    $      0.35         0.03          1.01       0.38
==================================================================================================================
Weighted average common and common equivalent shares             20,242,129   19,539,541    19,960,853 19,516,576


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                September 30,    December 31,
                                                                                     1997            1996
------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)

ASSETS
Current assets:
   Cash                                                                               $  5,521        4,191
   Receivables                                                                          56,552       60,716
   Inventories                                                                          73,999       73,088
   Prepaid expenses and other current assets                                             1,765        2,649
   Deferred income taxes                                                                12,551       12,551
------------------------------------------------------------------------------------------------------------
Total current assets                                                                   150,388      153,195
------------------------------------------------------------------------------------------------------------

Property, plant and equipment                                                            8,290        8,727
Intangible assets                                                                       55,634       59,560
Deferred income taxes                                                                   36,575       36,593
Other assets                                                                             3,910        2,802
------------------------------------------------------------------------------------------------------------
Total assets                                                                          $254,797      260,877
============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                  $  7,820        5,237
   Accounts payable                                                                     25,901       28,478
   Accrued expenses                                                                     43,198       52,499
------------------------------------------------------------------------------------------------------------
Total current liabilities                                                               76,919       86,214
------------------------------------------------------------------------------------------------------------

Long-term debt                                                                          31,307       48,971
Other liabilities                                                                       29,276       31,731
Shareholders' equity (includes common stock of $.01 par value per share with
   80,000,000 shares authorized; 19,842,234 shares and 19,551,688 shares issued and outstanding at September 30, 1997 and at December 31, 1996, respectively;
   preferred stock of $.01 par value per share with 10,000,000
   shares authorized and no shares issued and outstanding)                             117,295       93,961
------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                            $254,797      260,877
============================================================================================================


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 Nine months ended
                                                                                   September 30,
                                                                            -------------------------
                                                                               1997            1996
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                             $  20,106          7,342
   Gain on disposal of discontinued operations                                     --        (16,946)
   Nonrecurring items                                                          (1,436)         6,613
   Extraordinary loss                                                              --          3,421
   Depreciation and amortization                                                4,069          8,051
   Deferred income taxes                                                           18         (2,814)
   Changes in:
     Receivables                                                               (5,854)          (559)
     Inventories                                                                 (861)         4,164
     Accounts payable                                                          (2,577)         6,231
     Accrued expenses                                                          (7,527)        (2,637)
     Other, net                                                                (1,852)        (4,087)
     Discontinued operations working capital changes                               --          5,020
-----------------------------------------------------------------------------------------------------
                                                                                4,086         13,799
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from note repayment                                                12,000             --
   Proceeds from businesses sold                                                   --        261,276
   Capital expenditures                                                        (2,127)        (1,027)
   Sales of property, plant and equipment                                         105          2,011
   Net change in discontinued operations property, plant and equipment             --            603
-----------------------------------------------------------------------------------------------------
                                                                                9,978        262,863
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Debt proceeds                                                                   --         50,000
   Net change in revolving credit facility                                     (2,189)      (152,542)
   Debt repaid                                                                (13,772)      (169,632)
   Debt issue costs paid                                                           --         (2,571)
   Issuance of common stock                                                     3,227            475
-----------------------------------------------------------------------------------------------------
                                                                              (12,734)      (274,270)
-----------------------------------------------------------------------------------------------------
Change in cash                                                                  1,330          2,392
Cash, beginning of period                                                       4,191          4,690
-----------------------------------------------------------------------------------------------------
Cash, end of period                                                         $   5,521          7,082
=====================================================================================================

CASH PAID FOR INTEREST AND INCOME TAXES:
   Interest                                                                 $   3,030         17,583
   Income taxes                                                             $   1,098          1,123


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Aviall, Inc.'s Form 10-K for the year ended December 31, 1996.

NOTE 2 - NEW ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share" effective for interim and annual periods ending after December 15, 1997. FASB Statement No. 128 establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings Per Share." If Aviall had computed net earnings per share in accordance with the provisions of FASB Statement No. 128, the pro forma basic net earnings per share for the three-month periods ended September 30, 1997 and 1996 would have been $0.36 and $0.03, respectively, and the pro forma diluted net earnings per share for the three-month periods ended September 30, 1997 and 1996 would have been $0.35 and $0.03, respectively. The pro forma basic net earnings per share for the nine-month periods ended September 30, 1997 and 1996 would have been $1.02 and $0.38, respectively, and the pro forma diluted net earnings per share for the nine-month periods ended September 30, 1997 and 1996 would have been $1.01 and $0.38, respectively.

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

     The following table sets forth net sales, gross profit, and selling and administrative expenses for the ongoing business separate from the aerospace fastener distribution business (the "Fastener Business") which was sold in September 1996, excluding nonrecurring charges and interest:

                                                 Three months ended        Nine months ended
(Unaudited)                                         September 30,             September 30,
                                               ----------------------------------------------
(In thousands)                                   1997         1996         1997        1996
---------------------------------------------------------------------------------------------

Net sales:
  Ongoing business                             $100,267      91,244      288,012      261,314
  Fastener Business                                  --       7,393           --       23,085
---------------------------------------------------------------------------------------------
Total net sales                                $100,267      98,637      288,012      284,399
=============================================================================================

Gross profit:
  Ongoing business                             $ 24,928      22,132       72,205       65,791
  Fastener Business                                  --       2,295           --        7,003
---------------------------------------------------------------------------------------------
Total gross profit                             $ 24,928      24,427       72,205       72,794
=============================================================================================

Selling and administrative expenses:
  Ongoing business                             $ 17,017      17,733       50,035       55,534
  Fastener Business                                  --       1,645           --        5,517
---------------------------------------------------------------------------------------------
Total selling and administrative expenses      $ 17,017      19,378       50,035       61,051
=============================================================================================

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996. Net sales for the ongoing business in the third quarter of 1997 were $100.3 million, up $9.0 million, or 9.9%, from the $91.2 million recorded in the same 1996 quarter. Higher sales came from growth in airline and general aviation markets in Europe, Asia-Pacific and North America.

     Gross profit for the ongoing business of $24.9 million was $2.8 million higher than the $22.1 million in the 1996 third quarter. Gross profit as a percentage of sales increased from 24.3% to 24.9%. This increase in gross profit percentage was primarily a result of an improved pricing environment.

     Selling and administrative expenses for the ongoing business decreased $0.7 million or 4% to $17.0 million in the third quarter of 1997. The decrease was primarily due to savings from staff reductions implemented throughout 1996 and severance expenses in 1996.

     Interest expense was lower than in the third quarter 1996, reflecting lower debt, lower amortization of debt issuance costs, and lower interest rates from the 1996 bank agreement.

     The 1996 results include a $6.4 million gain on disposal of the discontinued engine services business due to changes in estimates for transaction-related expenses and the determination of the final sale price of this business and a $2.8 million nonrecurring charge in continuing operations due to the disposal of the Fastener Business. Also included in the 1996 results is a $3.4 million extraordinary non-cash charge to write off unamortized debt issuance costs.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996. Net sales in the first nine months of 1997 were $288.0 million, an increase of $26.7 million, or 10.2%, from the $261.3 million recorded by the ongoing business in the comparable 1996 period. Higher sales for the ongoing business came from growth in general aviation, airline and information services in Europe, Asia-Pacific and North American regions.

     Gross profit of $72.2 million in the first nine months of 1997 increased $6.4 million, or 9.7%, from the first nine months of 1996 for the ongoing business. Gross profit as a percentage of sales decreased slightly from 25.2% in 1996 to 25.1% in 1997.

     Selling and administrative expenses from the ongoing business decreased by $5.5 million, or 9.9% to $50.0 million in the first nine months of 1997. The decrease was primarily due to staff reductions implemented during 1996 and the expenses incurred in 1996 relating to amending the Company's former bank agreement.

     The $1.4 million nonrecurring gain was related to the repayment in January 1997 of a $12.0 million unsecured subordinated note received in connection with the 1995 sale of the business aviation engine overhaul, and aircraft and terminal services operations. The Company had carried the note at a discounted value of $10.5 million. The 1996 nonrecurring charge of $6.6 million was comprised of the effect of the final contract terms and related transaction costs in connection with the disposal of the Fastener Business.

     Interest expense was lower than in 1996, reflecting lower debt, lower interest rates and lower debt issuance amortization under the 1996 bank agreement.

     The 1996 results include a $16.9 million gain from disposal of the discontinued operations due to the receipt of cash rather than an anticipated partial stock payment, changes in estimates for transaction-related expenses and the determination of the final sale price of the Company's commercial engine services business.

FINANCIAL CONDITION. Cash flows from operations were $4.1 million in the first nine months of 1997 and $13.8 million in the comparable 1996 period. Cash generated in the first nine months of 1997 from improved profitability was offset by $8.5 million in expenditures related to liabilities retained for previously owned businesses, a net investment in receivables due to sales growth and a reduction in accounts payable due to timing of payments at quarter end. In 1996, $5.0 million of the positive cash flow came from the discontinued operations.

     The Company believes that its expected cash flow from operations and availability under its revolving lines of credit are sufficient to meet its current working capital and operating needs. Improvements in earnings are expected to further enhance the Company's access to capital and will enable the Company to finance future investment opportunities.

     In January 1997, a $12.0 million unsecured subordinated note received in connection with the 1995 sale of the business aviation engine overhaul, and aircraft and terminal services operations was repaid. The Company applied the proceeds as a permanent reduction of the Company's secured term loan due through 2001.

     The Company filed its 1996 U.S. income tax return in September 1997. Based on this return, at December 31, 1996 the Company had approximately $219.0 million in net operating loss carryforwards for U.S. federal tax purposes which substantially expire in 2009-2011.

OUTLOOK. Management continues to be encouraged by the progress being made by the Company and intends to continue to work on operational improvements while positioning the Company to take advantage of growth opportunities. During 1997, the Company has realigned its sales organization to maximize customer coverage, while maintaining the market specialization that its customers demand. The Company has also started to improve its systems to better meet the expectations of its customers and suppliers and forestall any year 2000 problems. The Company intends to seek further progress in reducing costs and improving operational efficiencies.

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

                                      AVIALL, INC.

November 7, 1997                      By  /s/ Jacqueline K. Collier
                                        ---------------------------------
                                        Jacqueline K. Collier
                                        Vice President and Controller
                                        (Principal Accounting Officer)


November 7, 1997                      By  /s/ Cornelius Van Den Handel
                                        ---------------------------------
                                        Cornelius Van Den Handel
                                        Treasurer and Director of Planning
                                        (Principal Financial Officer)

                                INDEX TO EXHIBITS

    Exhibit
     Number                       Description

     27.1                  Financial Data Schedule