Form 10-K
period 1997-12-31
AVIALL INC
filed 1998-03-23
CIK 701650

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

  (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 1-12380

                      ------------------------------------

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 13, 1998 was approximately $296.1 million.

     The number of shares of Common Stock outstanding at March 13, 1998 was 20,001,813.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 1998, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated herein by reference in Part III.

==============================================================================

                                  AVIALL, INC.
                                    CONTENTS

                                                                                                  PAGE
                                                    PART I
ITEM 1:       BUSINESS.............................................................................3
                  OVERVIEW.........................................................................3
                  AIRCRAFT PARTS DISTRIBUTION......................................................3
                  INVENTORY LOCATOR SERVICE........................................................4
                  SALES AND MARKETING..............................................................4
                  COMPETITION......................................................................5
                  CUSTOMERS........................................................................5
                  SUPPLIERS........................................................................6
                  EMPLOYEES........................................................................6
                  REGULATION.......................................................................6
                  DISCONTINUED OPERATIONS..........................................................6
                  BUSINESSES HELD FOR SALE AT DISTRIBUTION DATE....................................6
                  ARRANGEMENTS BETWEEN RYDER AND AVIALL RELATING TO THE DISTRIBUTION...............6
                  EXECUTIVE OFFICERS OF AVIALL.....................................................7
ITEM 2:       PROPERTIES...........................................................................8
ITEM 3:       LEGAL PROCEEDINGS....................................................................8
ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................9

                                                    PART II

ITEM 5:       MARKETS FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
                  MATTERS.........................................................................10
ITEM 6:       SELECTED FINANCIAL DATA.............................................................11
ITEM 7:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS...........................................................13
ITEM 8:       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................20
ITEM 9:       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE............................................................20

                                                    PART III

ITEM 10:      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................20
ITEM 11:      EXECUTIVE COMPENSATION..............................................................20
ITEM 12:      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................20
ITEM 13:      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................20

                                                    PART IV

ITEM 14:      EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K........................................................................21

SIGNATURES    ....................................................................................23

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................F-1

                                     PART I


ITEM 1:  BUSINESS

OVERVIEW. Aviall, Inc. ("Aviall" or the "Company") is a leading independent global distributor of new aviation parts and supplies. Aviall also provides on-line inventory information services to the aviation and marine industries through Inventory Locator Service, LP ("ILS"), which is indirectly wholly owned by Aviall. As used in this report, "Aviall" or the "Company" refers to Aviall and all of its direct and indirect subsidiaries.

     As the largest independent global distributor of new aviation parts, Aviall provides a link between parts manufacturers, sellers and buyers throughout the world. Aviall has developed strong relationships with suppliers who seek advanced inventory management, order processing, forecasting and direct electronic communications with end users of their products.

     In addition, ILS provides the largest independent database of inventory information in the commercial aviation industry, covering essentially every aircraft and engine type in commercial service. Aviall management believes that ILS is generally the first database to be accessed by buyers seeking parts availability and sellers desiring to list their parts for sale.

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

AIRCRAFT PARTS DISTRIBUTION. Aviall is the largest independent global distributor of new aviation parts and supplies, serving both the commercial and general aviation after-markets. Product lines distributed by Aviall include a variety of airframe spares (e.g., oxygen systems, filters, control cables, batteries, actuators and motors), undercarriage items (e.g., wheels, brakes and tires), piston engines and parts, and other supplies. Aviall purchases these new parts from suppliers for its own account and resells such parts to its customers, which include commercial airlines, freight carriers, maintenance and overhaul shops, aircraft original equipment manufacturers ("OEMs"), corporate aircraft operators, brokers, governmental agencies and other distributors. Aviall's parts distribution business also maintains a network of battery, wheel and brake repair, hose assembly and tire retread shops offering a wide range of product repair services.

     Aviall distributes aircraft and engine parts from customer service centers located throughout the world including North America, Europe and the Asia-Pacific region. Field sales representatives located in each of these regions call upon current and potential customers on a regular basis to solicit orders and provide product and operational information. Each service center is staffed to receive and process telephone, facsimile and mail orders. Approximately 62% of the parts distributed by Aviall are located in its Dallas, Texas warehouse complex, with the remaining parts distributed from its customer service centers worldwide.

     Aviall is an authorized distributor for manufacturers such as BFGoodrich (ice protection systems, wheel and brake parts), Scott Aviation (oxygen systems), Telair International (motors, actuators and cargo handling systems), Lord Corporation (engine vibration isolators), Champion Aviation Products (ignition systems) and Textron Lycoming (piston engines, parts and components). This diversity distinguishes Aviall from most other aviation parts distributors which carry a narrower range of products. Approximately 94,000 unique part numbers are sold to approximately 13,000 customers.

     Aviall's integrated data system permits its employees to access information on stock availability, pricing and order status, and to perform order entry on a real time basis from anywhere in the world. The system facilitates immediate drop shipment from Dallas, Texas to customers throughout North America and overnight fulfillment of European customer orders. Advanced electronic data interchange ("EDI") communications with other networks used by suppliers and customers is a key factor enhancing customer service that Aviall believes provides it with a competitive advantage. Aviall's EDI system provides direct customer access to Aviall's central inventory management and retrieval system. In addition, the Aviall AIRNET(sm) order entry system is available on the Internet and enables customers to review parts availability, place orders and check order status.

INVENTORY LOCATOR SERVICE. ILS provides on-line inventory information for the aviation and commercial marine industries that brings buyers and sellers together. Suppliers of parts, equipment and services from around the world list their inventories and capabilities on the ILS system for access by buyers. Using a personal computer with modem, buyers can quickly locate the suppliers that have the items or capabilities they need.

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

     ILS client software runs on the Microsoft(R) Windows(R) operating system. It includes a powerful messaging system, ILS DIRECT(sm), that enables buyers and sellers to communicate with each other electronically. Information from database searches can be incorporated directly into messages to save time and reduce errors. Electronic directories of all ILS users can be updated on-line, and users can maintain their own directories of nonusers which they can use to automatically address and send faxes.

     In addition to parts and services availability information, ILS maintains approximately 92 million records of government data. Provided on a supplemental basis, this information may be used in locating alternate parts and suppliers, identifying unknown items, finding new applications for parts and establishing the value of parts.

     The ILS system provides information on over 35 million line items of parts and equipment, and its databases contain over 126 million records. ILS users access the system approximately 23,000 times each business day.

SALES AND MARKETING. Aviall emphasizes breadth of product offering, competitive pricing, attention to customer service and value-added functions through advanced systems and inventory management/logistics applications. Aviall's parts distribution operations serve the different requirements of the commercial airline, regional airline, corporate and general aviation after-market sectors.

     Aviall's parts distribution operations conduct direct sales and marketing efforts through a team of regional sales managers, field sales representatives and third-party sales representatives who meet regularly with Aviall's major customers. Their function is not only to sell and provide technical support for existing products but also to work with Aviall's customers and with Aviall's suppliers in order to identify new market opportunities.

     Aviall locates critical parts inventories in 29 domestic and international customer service centers to meet customer requirements. The Company's sales staff works closely with the regional sales managers and the inventory provisioning group to ensure that inventory availability and customer service levels are maintained. Frequent meetings are conducted with suppliers to provide new product introductions as well as marketing and sales training.

     Aviall also sponsors parts and maintenance symposiums with participation by both manufacturers and customers. These symposiums feature new products and experienced representatives from Aviall suppliers who provide technical training. In addition, management believes that the Company's parts catalog, which is published every three years, is the recognized industry standard for parts and applications in the corporate and general aviation sectors. A quarterly price subscription service is offered to supplement the catalog. Aviall also uses institutional advertising, co-op advertising programs with suppliers and direct mail programs, as well as sending representatives to a number of industry trade shows around the world, to ensure that its name, products and services are visible in the market.

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

     ILS is represented by area sales managers and independent representatives strategically located throughout the world. ILS, with headquarters in Memphis, Tennessee, also maintains regional offices in Atlanta, Georgia; Los Angeles, California; and Hong Kong as well as independent representatives in London, England; Sutherland, Australia; and Toronto, Canada. In addition, field service representatives located in the major customer concentration areas provide customers with training and technical support.

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

COMPETITION. Aviall's primary competitors for sales of new aircraft parts and supplies are other independent distributors and the OEMs. The aviation parts distribution market is extremely fragmented and no single competitor holds a dominant position. While Aviall historically competed in the parts distribution sector on the basis of price and availability of parts, management believes that a primary basis of competition today is, and a key differentiating factor in the future will be, the ability to offer value-added services to customers.

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

CUSTOMERS. In 1997, Aviall's ten largest customers represented, in the aggregate, approximately 11% of total sales, and the single largest customer accounted for approximately 2% of sales.

     ILS' customers for aviation services include OEMs, distributors, resellers, repair and overhaul facilities, fixed base operators and most of the world's major airlines. Marine services customers include manufacturers, repair facilities, distributors, ship owners and operators. ILS users number approximately 4,600 and are located in 66 countries.

SUPPLIERS. Aviall purchases supplies from more than 170 suppliers and operates under distribution agreements with most of its largest suppliers. Aviall believes the size and scope of its operations, including its unique international presence, provide an attractive market advantage for its suppliers. Although Aviall could be affected by the loss of a major supplier, it is not dependent on any one supplier.

EMPLOYEES. As of December 31, 1997, Aviall had approximately 700 employees, none of whom are represented by collective bargaining units. Management believes that Aviall's market leadership allows it to attract highly skilled and competent employees. Aviall considers its employee relations to be good.

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

EXECUTIVE OFFICERS OF AVIALL. The following information concerning the executive officers of Aviall is as of March 16, 1998.

     Eric E. Anderson, 49, is the Chairman of the Board, President and Chief Executive Officer of Aviall. Mr. Anderson was appointed Chairman in December 1997 and Chief Executive Officer in December 1996, having served as President and Chief Operating Officer since June 1996. Mr. Anderson had served as Executive Vice President of Aviall with responsibility for parts distribution services and ILS from February 1996 to June 1996. Previously, Mr. Anderson was President of ILS from 1993 to 1996, and was Executive Vice President of ILS from 1991 to 1993. Mr. Anderson served as Vice President of Marketing and Sales of ILS from 1990 to 1991 after having joined ILS in 1988 as Director of Marketing and Business Development.

     Bruce Langsen, 51, is the President of ILS, a position he has held since June 1996. Previously, Mr. Langsen was Executive Vice President of ILS. Mr. Langsen joined ILS as Vice President of Marketing and Sales in 1993. Previously, he was Senior Vice President and General Manager for Express Airlines II.

     Charles M. Kienzle, 45, is the Senior Vice President, Operations of Aviall. Mr. Kienzle served as Senior Vice President, Operations, U.S. Engine Services from January to June 1996. From 1993 to January 1996, Mr. Kienzle was Senior Vice President, Human Resources and Administration of Aviall. From 1991 to 1993, Mr. Kienzle was Vice President, Human Resources of the Ryder Airline Services division. Prior to 1991, Mr. Kienzle was Director, Human Resources of the Ryder Airline Services division.

     Jeffrey J. Murphy, 51, is the Senior Vice President, Law and Human Resources, Secretary and General Counsel of Aviall. Mr. Murphy served as Senior Vice President, Secretary and General Counsel from December 1993 to January 1996. Prior to the Distribution, Mr. Murphy served as Vice President, Secretary and Assistant General Counsel of Ryder from 1986 until December 1993.

     Margaret M. Bouline, 34, is the Vice President of Information Services of Aviall. From August 1996 to December 1997, Ms. Bouline was Director, Information Services. Ms. Bouline joined Aviall in October 1995 as Senior Manager of Business Systems. Prior to joining Aviall, she was Director of Information Services at Sunbelt Nursery Group since 1992.

     Jacqueline K. Collier, 44, is the Vice President and Controller of Aviall. Ms. Collier served as Controller for the Ryder Airline Services division from 1989 until December 1993. Ms. Collier joined Cooper Airmotive, a predecessor of Aviall, in 1976 as an accountant and has held various financial positions with Aviall since that date.

     G. Patrick McDonald, 34, is the Vice President, Sales of Aviall. Mr. McDonald joined Aviall in January 1997 and was appointed an executive officer of Aviall in March 1997. Mr. McDonald was with Black & Decker, Inc. since 1986, most recently serving as Vice President of Sales for Black & Decker's North American Accessories division.

     James T. Quinn, 49, is the Vice President of Marketing and Supplier Services of Aviall, a position he has held since July 1997. Mr. Quinn joined Aviall as Director, Distribution Services Marketing in 1994. He was with Champion Aviation Products, a unit of Cooper Industries, since 1981, most recently serving as Director of Distribution Marketing.

     Cornelius Van Den Handel, 42, is the Vice President and Treasurer of Aviall. From June 1996 to December 1997, he served as Treasurer and Director of Planning. Mr. Van Den Handel served as the Company's Director of Financial Planning and Analysis from 1993 to 1996. Prior to 1993, Mr. Van Den Handel was Manager of Financial Planning and Analysis of the Ryder Airline Services division. He joined Aviall in 1985 as a customer service representative.

     Officers are elected annually by Aviall's Board of Directors and may be removed at any time by the Board of Directors. There are no family relationships among the executive officers listed, and there are no arrangements or understandings pursuant to which any of them were elected as officers.

ITEM 2:  PROPERTIES

     Aviall maintains its headquarters in Dallas, Texas and currently occupies 42 facilities worldwide, including administrative, sales and distribution, and operations/repair facilities. Aviall maintains a central warehouse in Dallas, Texas from which it operates its parts distribution activities. Substantially all of Aviall's domestic real property is held under long-term operating leases.

     The principal operating facilities maintained by Aviall as of December 31, 1997 are detailed in the following table.

                Square     Owned/
 Location       Footage    Leased                Function
-------------------------------------------------------------------
Dallas, TX       137,600   Leased    Parts Distribution
Dallas, TX       185,800   Leased    Parts Distribution and
                                     Product Repair Services
Memphis, TN       31,000   Leased    Inventory Information Services
-------------------------------------------------------------------

     At December 31, 1997, Aviall operated 29 customer service centers worldwide in support of its parts distribution operations. Aviall believes its facilities, machinery and equipment are suitable for the purposes for which they are used and are adequately maintained. Aviall also believes that the capacity of its distribution and other facilities is adequate for current requirements and projected normal growth.

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

     In June 1995, the Company and certain other defendants entered into an agreement with Lockheed to settle a lawsuit filed in the United States District Court for the Central District of California in April 1994 against the Company and more than 100 other parties seeking recovery of or contribution to Lockheed's response costs to comply with the consent decree and subsequent EPA requirements. Pursuant to the agreement, in exchange for a $2.2 million cash payment made in June 1995, the Company will be released from and protected against certain environmental response costs for the Burbank Unit through the expiration of the interim remedy period established by the EPA, certain claims by the EPA for costs of oversight of the Burbank Unit and certain other matters. The agreement does not cover certain matters, including environmental response costs for any final remedy which may be established by the EPA, certain EPA oversight costs and costs of any changes mandated by the EPA to the present interim remedy for the Burbank Unit. The agreement with Lockheed is subject to court approval of a new consent decree relating to the interim remedy for the Burbank Unit. Although the Company presently believes that this condition will be satisfied, there can be no assurance of this event.

     The Company, together with approximately 50 other parties, are defendants in eight separate lawsuits alleging personal injury and/or property damage arising out of the alleged release of toxic substances, including trichloroethylene, perchloroethylene, trichloroethane and hexavalent chromium, into the air, soil and/or groundwater in the City of Burbank, California. The damages for personal injuries claimed are broad and varied, and include cancer, fear of cancer, fear of injury, birth defects, reproductive harm, injuries to immune systems, future medical monitoring, emotional distress and loss of consortium. In addition to Aviall, the named defendants in these suits include Lockheed and certain other parties who were named potentially responsible parties with respect to the Burbank Unit. These cases, which were filed in the Superior Court of California for the County of Los Angeles and involve over 3,000 plaintiffs, have been consolidated for pretrial purposes. The total damages claimed by the plaintiffs is not known although the jurisdictional allegations in the lawsuits seek damages in excess of $25,000 per plaintiff. The Company, which was served with these lawsuits in first quarter 1998, intends to vigorously defend these suits.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II


ITEM 5:  MARKETS FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange, the Chicago Stock Exchange and the Pacific Stock Exchange with the ticker symbol AVL. The high and low sales prices for the common stock for each calendar quarter during 1996 and 1997 are shown below.

                                                    Prices
                                             --------------------
                     Quarters                  High          Low
        ------------ ---------------------- ----------- ---------
        1996         First                   $ 9.38       $  5.38
                     Second                   10.38          8.50
                     Third                     9.13          7.88
                     Fourth                   10.50          7.88
        ------------ ---------------------- ----------- ---------
                     Year                    $10.50       $  5.38
        ------------ ---------------------- ----------- ---------
        1997         First                   $12.12       $  9.00
                     Second                   16.00         10.50
                     Third                    16.87         13.25
                     Fourth                   17.19         11.00
        ------------ ---------------------- ----------- ---------
                     Year                    $17.19       $  9.00
        ------------ ---------------------- ----------- ---------

     No cash dividends were paid by the Company in 1996 or 1997. Under the terms of its existing credit facilities, the Company may not pay cash dividends in excess of $1.0 million annually and may only pay cash dividends if certain financial ratios are met. In any event, the Company does not anticipate paying cash dividends in the near future.

     The approximate number of shareholders of record of the Company's common stock as of March 13, 1998 was 12,100.

ITEM 6:  SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial information with respect to Aviall that has been derived from the audited Consolidated Financial Statements of the Company. For periods prior to December 7, 1993, the date of the Distribution, the Company was operated as a division of Ryder. As of the date of the Distribution, Aviall became an independent publicly traded company. During 1994 and 1995 the Company sold certain businesses including parts redistribution, business aviation engine overhaul, and aircraft and terminal services (the "Businesses Held for Sale"). (See Note 4 to the Consolidated Financial Statements in Item 8 of this report). The Company announced in January 1996 its intention to exit Commercial Engine Services consisting of airline engine, component and accessories repair operations and, accordingly, reported these businesses as discontinued operations in the 1995 Consolidated Financial Statements. The sales of these businesses were completed in 1996 (see Note 3 to the Consolidated Financial Statements in Item 8 of this report). The continuing operations consists of parts distribution and information services. Financial information prior to the Distribution reflects the results of operations of the Company as a division of Ryder and is not necessarily indicative of the results of operations had the Company operated as a separate, stand-alone entity during 1993. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

(Dollars in Thousands)                                       1997           1996          1995           1994         1993
------------------------------------------------------- -------------- ------------- -------------- ------------ -------------
Selected Operating Data:
  Net sales                                                $386,060        374,038       346,511        354,938      396,058
  Nonrecurring items (a)                                  $   1,436         (6,613)      (28,964)             -     (215,215)
  Earnings (loss) from continuing operations before
  cumulative effect of change in accounting and
  extraordinary item                                      $  26,424         (2,946)      (28,117)         4,565     (153,976)
  Earnings (loss) from discontinued operations            $   2,673         16,946      (212,958)         4,899       13,611
  Cumulative effect of change in accounting               $       -              -             -              -       (4,980)
  Extraordinary item (b)                                  $       -         (3,421)            -              -            -
------------------------------------------------------- -------------- ------------- -------------- ------------ -------------
  Net earnings (loss)                                     $  29,097         10,579      (241,075)         9,464     (145,345)
------------------------------------------------------- -------------- ------------- -------------- ------------ -------------
Financial Position:
  Total assets                                            $ 259,392        260,877       538,927        847,629      915,799
  Long-term debt                                          $  28,004         48,971       110,439        327,767      322,635
  Total debt to total capital                                22.30%         36.59%        78.17%         55.31%       57.67%
------------------------------------------------------- -------------- ------------- -------------- ------------ -------------

(a) The 1997 nonrecurring gain resulted from the repayment of a discounted note received in connection with the sale of one of the Businesses Held for Sale. Nonrecurring charges in 1996 resulted from the effect of final contract terms and transaction-related expenses in connection with the 1996 sale of the Fastener Business. The 1995 nonrecurring charges reflected the write-down of the Fastener Business assets (primarily inventory), the write-off of certain deferred charges and income from the finalization of the accounting related to the Businesses Held for Sale. Nonrecurring charges in 1993 reflected the restructuring costs of the parts distribution business and the losses related to the Businesses Held for Sale.
(b) The extraordinary item in 1996 resulted from the write-off of unamortized financing costs associated with the Company's 1993 credit agreement which was refinanced in 1996.


                                                            1997           1996           1995          1994          1993
----------------------------------------------------------------------------------------------------------------------------
Basic Per Share Data:
  Net earnings (loss) from continuing operations              $1.34          (0.15)        (1.45)         0.24           n/a
  Net earnings (loss) from discontinued operations             0.14           0.87        (10.96)         0.25           n/a
  Net loss from extraordinary item                                -          (0.18)            -             -           n/a
----------------------------------------------------------------------------------------------------------------------------
  Net earnings (loss) per share                               $1.48           0.54        (12.41)         0.49           n/a
============================================================================================================================
Weighted average common shares                           19,711,105      9,494,561    19,418,671    19,391,876           n/a
============================================================================================================================
Diluted Per Share Data:
  Net earnings (loss) from continuing operations              $1.32          (0.15)        (1.45)         0.23           n/a
  Net earnings (loss) from discontinued operations             0.13           0.87        (10.96)         0.25           n/a
  Net loss from extraordinary item                                -          (0.18)            -             -           n/a
----------------------------------------------------------------------------------------------------------------------------
  Net earnings (loss) per share                               $1.45           0.54        (12.41)         0.48           n/a
============================================================================================================================
Weighted average common and dilutive potential
  common shares                                          20,061,205     19,494,561    19,418,671    19,488,598           n/a
============================================================================================================================
Cash dividends per share                                      $   -              -          0.04          0.04           n/a
============================================================================================================================

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW. After the Company implemented fundamental changes during 1996 by focusing on the core aviation parts distribution and inventory information business, the 1997 results show dramatic improvements. The net sales and resulting gross profit improvements stem from both a strong aviation marketplace and structural changes in the Company's sales force. The expense reduction reflects the Company's cost control efforts and the 1996 streamlining of corporate functions.

     The following table is provided to show the results of the ongoing business separate from those of the Fastener Business, excluding nonrecurring items and interest:

(In Thousands)                                                    1997       1996 (a)       1995
--------------------------------------------------------------------------------------------------
Net sales
    Ongoing business                                            $386,060      350,953      320,931
    Fastener business                                                  -       23,085       25,580

Gross profit
    Ongoing business                                              97,197       88,140       82,649
    Fastener business                                                  -        7,001        8,071
--------------------------------------------------------------------------------------------------
SG&A
    Ongoing business                                              67,912       73,877       72,428
    Fastener business                                                  -        5,658        8,306
--------------------------------------------------------------------------------------------------

(a) Fastener Business results are through September 19, 1996, the date of the sale of this business.

     A discussion of the financial condition and results of continuing operations for the Company follows and should be read in conjunction with the Consolidated Financial Statements and Notes included elsewhere in this report.

RESULTS OF OPERATIONS - 1997 VERSUS 1996. Net sales for the ongoing business increased $35.1 million, or 10%, in 1997 compared to 1996. Parts distribution sales increased $19.4 million in the North America region, $6.6 million in Europe and $5.9 million in the Asia-Pacific region. Inventory information services revenue increased $1.8 million.

     Gross profit for the ongoing business increased $9.1 million, or 10%, in 1997 compared with 1996 primarily as a result of higher sales volume. Gross profit as a percentage of sales was slightly higher year over year.

     Selling and administrative expenses for the ongoing business decreased $6.0 million in 1997 primarily as a result of nonrecurring professional fees in 1996 relating to amending the Company's former bank agreement and staff reductions implemented in 1996.

     The $1.4 million nonrecurring gain was related to the repayment in January 1997 of a $12.0 million unsecured subordinated note received in connection with the 1995 sale of the business aviation engine overhaul, and aircraft and terminal services operations. The Company had carried the note at a discounted value of $10.5 million. The 1996 nonrecurring charge of $6.6 million reflects the effect of the final contract terms and related transaction costs in connection with the disposal of the Fastener Business.

     Interest expense decreased $7.1 million in 1997 reflecting lower debt, lower interest rates and lower debt issuance amortization under the 1996 bank agreement. Proceeds from the businesses sold in 1996 significantly reduced debt.

RESULTS OF OPERATIONS - 1996 VERSUS 1995. Net sales for the ongoing business increased $30.0 million, or 9%, in 1996 compared with 1995. Parts distribution sales increased $10.9 million in the Asia-Pacific region and $6.7 million in Europe, while sales to North American airlines increased $4.8 million over prior year. Strong sales growth in the North American general aviation market more than offset a $10.3 million reduction in sales of turbine engine parts lines no longer distributed by the Company. Inventory information services revenue increased $3.3 million. Sales for the Fastener Business declined $2.5 million as a result of three fewer months of operations in 1996.

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

     Selling and administrative expenses for the ongoing business increased $1.4 million in 1996, primarily the result of professional fees associated with the March 1996 amendment of the Company's 1993 credit agreement and charges to reflect the write-down of certain inventory to net realizable value. Fastener Business selling and administrative expenses declined $2.6 million as a result of three fewer months of operations in 1996 and lower obsolescence charges.

     The 1996 nonrecurring charges of $6.6 million included transaction-related expenses and asset write-downs to reflect the final contract terms of the Fastener Business sale. The 1995 nonrecurring charges included $25.5 million for the write-down of surplus inventory and other assets in the Fastener Business to expected net realizable value. Also included was a $7.7 million write-off of certain pension-related deferred charges. Partially offsetting these charges was a $4.2 million gain from the finalization of reserves related to the sale of the business aviation engine overhaul and aircraft and terminal services operations.

     Interest expense decreased $0.4 million in 1996 compared with 1995. Reduced interest payments resulting from lower average debt balances were largely offset by $2.8 million of higher debt issuance cost amortization, which was accelerated due to the March 1996 amendment of the 1993 credit agreement. The remaining $3.4 million of unamortized debt issuance costs related to the 1993 credit agreement were written off as an extraordinary item in 1996 when the Company replaced its senior secured credit facilities.

FOREIGN OPERATIONS. The Company operates parts distribution customer service centers in Australia, Canada, Hong Kong, the Netherlands, New Zealand and Singapore. These foreign operations use the U.S. dollar as their functional currency because the majority of sales and inventory purchases are denominated in U.S. dollars. There are currently no legal restrictions regarding the repatriation of cash from the Company's foreign operations to the U.S. Net sales and earnings before income taxes for the foreign operations were $93.1 million and $6.2 million, respectively, for 1997, $84.8 million and $6.7 million, respectively, for 1996, and $63.3 million and $0.7 million, respectively, for 1995. See Note 16 to the Consolidated Financial Statements for further discussion.

INCOME TAXES. For 1997, the Company's income tax expense was $1.1 million, primarily related to foreign taxes on foreign operations. The effective rate for 1997 of 3.7% is substantially lower than the U.S. federal statutory rate due to the utilization of the large U.S. net operating loss ("NOL") not benefited previously and the corresponding decrease in the valuation allowance on the deferred tax assets. In 1997, the Company paid $0.4 million of U.S. federal alternative minimum tax ("AMT") which was recorded as an AMT credit carryforward. The Company expects to pay AMT on future domestic taxable income until full utilization of the U.S. federal NOL. The Company's income tax expense for 1996 was $1.7 million. The effective rate for 1996 of 13.5% was substantially lower than the U.S. federal statutory rate primarily due to the decrease in the valuation allowance provided for deferred tax assets, partially offset by the tax basis difference in the stock of a foreign subsidiary which was sold as part of the sale of Commercial Engine Services businesses. The income tax expense for 1995 was $0.5 million and reflected an effective rate of (0.2)%. The 1995 effective rate was below the U.S. federal statutory rate due to the amortization and write-off of goodwill and the increase in the valuation allowance for deferred tax assets primarily related to the NOL.

     As of December 31, 1997, the Company had gross deferred income tax assets of $114.7 million, arising primarily from the losses related to businesses previously sold. Based on historical earnings levels, the Company believes that future taxable income may not be sufficient to realize all deferred tax assets. Accordingly, the deferred tax assets, net of a $60.1 million valuation allowance, are considered realizable with sufficient certainty. In addition, the Company had $5.2 million of deferred tax liabilities at year end. The resulting net deferred income tax asset as of December 31, 1997 was $49.3 million.

     For U.S. federal tax purposes as of December 31, 1997, the Company had an estimated NOL carryforward of approximately $200 million, substantially expiring in 2009-2011. The majority of the NOL was created by losses on businesses sold in 1994, 1995 and 1996. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of NOL carryforward that can be utilized. See Note 10 to the Consolidated Financial Statements for further discussion.

PENSION BENEFITS. The Company's primary pension plan ("Aviall Plan") became effective on January 1, 1994 to provide benefits for services subsequent to the Distribution. Ryder retained the pension fund assets and accumulated benefit obligation for all Aviall employees who participated in the Ryder System, Inc. Employee Retirement Plan ("Ryder Salaried Plan"). Aviall employees were given credit in the Aviall Plan for prior service in the Ryder Salaried Plan. Service cost for the ongoing business is expected to approximate $1.4 million in 1998.

     At the Distribution, Ryder transferred to Aviall amounts primarily related to unrecognized net loss and prior service cost of the Ryder Salaried Plan and retained the underlying accumulated benefit obligation and related assets. Aviall and Ryder disagreed with respect to the appropriate accounting treatment of these deferred charges. Under the terms of an agreement entered into in connection with the Distribution, Aviall is pursuing arbitration with respect to this matter. Based on the sale of businesses (see Notes 3 and 4) and the Company's assessment, these amounts have been written-off due to the uncertainty of recoverability in arbitration. See Note 11 to the Consolidated Financial Statements for further discussion.

FINANCIAL RESOURCES AND LIQUIDITY. The Company's working capital and operating needs are met through a combination of cash flow from operations and availability under revolving lines of credit. The improved financial condition of the Company resulting from the disposal of its nonstrategic business units enabled it to replace its existing senior secured credit facilities in September 1996. The Company's current senior secured credit facilities (the "1996 Credit Facilities") consist of a $50.0 million five-year amortizing secured term loan due through 2001 (the "Term Loan"), and a $50.0 million five-year secured revolving loan due in 2001 (the "Revolver") with availability determined by reference to a borrowing base of eligible accounts receivable and inventory of the Company. The 1996 Credit Facilities provide significantly lower interest expense when compared with the previous amended senior secured credit facilities (the "1993 Credit Facilities"). The 1996 Credit Facilities contain various covenants, including financial covenants, and limitations on debt, dividends and capital expenditures. See Note 8 to the Consolidated Financial Statements for further discussion.

     During 1996, the Company repaid the 1993 Credit Facilities with proceeds received from the sale of businesses and borrowings under the 1996 Credit Facilities. The 1993 Credit Facilities had been amended in March 1996 to provide for a maturity date of April 30, 1997, which resulted in accelerated amortization of debt issuance costs in 1996.

     In January 1997, a $12.0 million subordinated note received in connection with the 1995 asset sale of the business aviation engine repair operation was repaid. The Company applied the proceeds as a permanent reduction of the Term Loan. The subordinated note bore interest at 12% per annum payable semiannually, and accrued interest of $0.3 million was received by the Company at the time of the note repayment. Because of the uncertainty regarding the collection of the note when it was received in March 1995, the Company carried the note at a discounted value of $10.5 million.

     The Company believes that its expected cash flow from operations and availability under its revolving lines of credit are sufficient to meet its current working capital and operating needs as well as implement the share repurchase program that was announced in January 1998. Improvements in earnings will further enhance the Company's access to capital and will enable the Company to finance future investment opportunities.

CASH FLOWS. Cash flow from operations of the continuing operations excluding working capital changes (defined as net earnings (loss) from continuing operations and adding back nonrecurring charges, continuing operations depreciation and amortization, compensation expense for restricted stock awards and deferred income taxes) was $30.5 million in 1997 compared with $13.2 million in 1996. This increase principally results from increased sales and gross profits in 1997 and reduced SG&A expenses. Continuing operations working capital increased $20.4 million in 1997 compared with a $27.2 million increase in 1996. The increase in 1997 was mainly due to the lower liabilities associated with the payments related to businesses previously sold and an increase in receivables reflecting higher sales. The 1996 working capital increase reflected a $16.6 million decrease in accounts payable due to the reduction in outstanding checks and a $13.6 million decrease in accrued expenses as reserves established in connection with the sale of businesses were repaid. The $30.4 million working capital increase in 1995 included a $14.5 million payment to Ryder for the settlement of 1993 federal income taxes made pursuant to the Tax Sharing Agreement entered into in connection with the Distribution and $11.7 million higher inventory balances.

     Capital spending for the ongoing business, excluding the Fastener Business, was $4.3 million, $1.2 million and $4.3 million in 1997, 1996 and 1995, respectively. Major projects in 1997 and 1996 included information systems-related investments. The projects in 1995 included completion of a new warehouse management system. Based on the Company's present plans for improving its information technology capabilities, annual capital expenditures for the continuing business are expected to be approximately $4.0 million in 1998.

     Net cash outflows from financing activities were $14.5 million in 1997, $254.4 million in 1996 and $105.3 million in 1995. The Company completed the sales of the Commercial Engine Services businesses and the Fastener Business in 1996. Total cash proceeds were $261.3 million, net of transaction and closing costs, and were used to repay debt in accordance with the requirements of the Company's 1993 Credit Facilities. The remaining borrowings under the 1993 Credit Facilities were repaid in September 1996 from new borrowings under the 1996 Credit Facilities.

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

     The Company has been named a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act and the Superfund Amendments and Reauthorization Act at five third-party disposal sites to which wastes were allegedly sent by the previous owner of assets used in the Company's former engine services operations. The Company did not use these identified disposal sites. Accordingly, the previous owner has retained, and has been discharging, all liability associated with the cleanup of these sites pursuant to the sales agreement. Although the Company could be potentially liable in the event of nonperformance by the previous owner, it does not anticipate nonperformance. Based on this information, the Company has not accrued any costs associated with third-party sites. The Company has also received notices or inquiries from certain state agencies and other private parties with respect to certain other environmental matters. One property owner adjacent to the previously owned Forest Park location has filed suit against the Company related to environmental contamination. These matters are in the preliminary stage of investigation, and the ultimate cost cannot presently be estimated.

     In addition, the Company's former Burbank, California engine overhaul facility is located within the boundaries of the Burbank Unit of the San Fernando Valley Superfund Sites. The EPA has selected an interim remedial action for the Burbank Unit, including multiyear operation and maintenance of a ground water treatment system. Lockheed and certain other parties entered into a consent decree with the EPA under which Lockheed agreed to implement and finance a portion of the interim remedial action for a limited period.

     In May 1994, the Company was notified by the EPA that it had been named a PRP with respect to the Burbank Unit. In June 1995, the Company and certain other defendants entered into an agreement with Lockheed to settle a lawsuit filed by Lockheed in April 1994 against the Company and more than 100 other parties seeking recovery of or contribution to Lockheed's response costs to comply with the consent decree. Pursuant to the agreement, in exchange for a $2.2 million cash payment made in June 1995, the Company will be released from and protected against certain environmental response costs for the Burbank Unit through expiration of the interim remedy period established by the EPA, certain claims by the EPA for costs of oversight of the Burbank Unit and certain other matters. The agreement does not cover certain matters including environmental response costs for any final remedy which may be established by the EPA, certain EPA oversight costs and costs of any changes mandated by the EPA to the present interim remedy for the Burbank Unit.

     The agreement with Lockheed is subject to court approval of a new consent decree relating to the interim remedy for the Burbank Unit. Although the Company presently believes that this condition will be satisfied, there can be no assurance of this event. The Company presently has determined additional reserves related to the Burbank Unit are not required due to the uncertainty of the additional costs, if any, associated with any changes to the interim remedy or any final remedy.

     The Company, together with approximately 50 other parties, are defendants in eight separate lawsuits alleging personal injury and/or property damage arising out of the alleged release of toxic substances into the air, soil and/or groundwater in the City of Burbank, California. The damages for personal injuries claimed are broad and varied, and include cancer, fear of cancer, fear of injury, birth defects, reproductive harm, injuries to immune systems, future medical monitoring, emotional distress and loss of consortium. In addition to Aviall, the named defendants in these suits include Lockheed and certain other parties who were named PRPs with respect to the Burbank Unit. These cases, which were filed in the Superior Court of California for the County of Los Angeles and involve over 3,000 plaintiffs, have been consolidated for pretrial purposes. The total damages claimed by the plaintiffs is not known although the jurisdictional allegations in the lawsuits seek damages in excess of $25,000 per plaintiff. The Company, which was served with these lawsuits in first quarter 1998, intends to vigorously defend these suits. Since the suits are in the preliminary stage of investigation, no reserves for damages have been established.

     The Company is presently implementing a state agency approved cleanup for its former Forest Park facility. The Company believes existing financial reserves for the environmental remediation of this location are sufficient. There are various stages of discussions underway with state agencies regarding the appropriate remediation for ground water and soil contamination at the CES Properties located in Texas. The Company has completed the state agency required remediation on soil and ground water issues for the Carter Field and McAllen locations. During 1997, investigations were completed at Love Field, Texas and Prestwick, Scotland. The Company received notification of an approved plan from the Scotland Environmental Protection Agency on soil and ground water issues for the Prestwick, Scotland site. Work on determining exposure and corrective measures is continuing at the Love Field site. Based on current information, the Company believes existing financial reserves for environmental corrective measures at the CES Properties are sufficient. In addition, the Company is in litigation with a previous owner and former insurers of various of these locations as to their potential shared liability associated with the cleanup of these sites. Due to the uncertainty of recoverability of the various claims the Company has made against these third parties and insurers, a receivable has not been recorded.

     At December 31, 1997 and 1996, accrued environmental liabilities amounted to $20.4 million and $22.8 million, respectively. The Company incurred $14.4 million in 1995 for environmental expense. No environmental expense was recorded in 1997 or 1996. The ultimate cost of the Company's environmental liabilities has been estimated, including exit costs related to both Commercial Engine Services and other previously owned businesses. The Company's estimates will change in the future as more information becomes available with respect to the level of contamination, the effectiveness of selected remediation methods, the stage of management's investigation at the individual sites and the recoverability of such costs from third parties. The expected cash funding requirements for 1998 related to environmental liabilities are $4.1 million. The estimated environmental remediation expense to be recorded with respect to the ongoing business is not expected to be significant in the foreseeable future based on the nature of the activities presently conducted. Based on information presently available and Company programs to detect and minimize contamination, management believes that the ultimate disposition of environmental matters will not have a material adverse effect on the Company's results of operations, cash flows or financial condition although certain environmental matters could be material to cash flows in any one year (see Note 13 to the Consolidated Financial Statements).

OUTLOOK. Aviall's focus is on the distribution of aviation parts and providing inventory information services. The Company completed the sales of nonstrategic business units and used the net proceeds to pay down debt. Management believes the Company has made significant progress in streamlining corporate functions to reduce costs and improve efficiency. The Company intends to seek further opportunities for cost reductions and efficiency improvements in all areas of its operation.

     In January 1998, the Company's Board of Directors authorized a $30 million share repurchase program to buyback up to 10% of the Company's outstanding common stock over the next two years in open market transactions, depending on market, economic and other factors. The Company intends to use existing cash balances and future cash flows to fund this program. Management does not expect the share repurchase program to restrict the Company from pursuing other opportunities for growth.

     The Company is in the process of replacing its financial and parts distribution operating software with planned implementation dates of second and fourth quarter of 1998, respectively. These implementations along with the new parts distribution warehouse and inventory management systems implemented in 1996 reflect management's commitment to improve the Company's technology capabilities. These new systems are Year 2000 compliant. Also, ILS' internally developed software is being updated to be Year 2000 compliant with a scheduled completion date of the second quarter 1998. The Company has retained a consultant to conduct a Year 2000 hardware review in the second quarter 1998 with recommendations to be implemented by year end 1998. Based on the planned implementation and assessment dates, management believes implementation will be completed in a timely manner and there will be no material effect from Year 2000 on its future financial results.

     The Company's financial and parts distribution operating systems are critical to Aviall's success. Implementation of complex new software systems carries certain risks which may affect normal operations for a period of time. Management believes their implementation process and strategy combined with appropriate training throughout the organization will minimize these risks.

     Aviall primarily participates in the global aviation aftermarket through its core aviation parts distribution and inventory information services businesses. The Company can be affected by the general economic cycle, particularly as it influences flight activity in commercial, business and general aviation. Recent favorable economic conditions have led to a recovery of the aviation market, and provided the Company with opportunities for growth.

     The Company serves a significant number of customers in the Asia-Pacific and Latin American regions. Recently, countries in these regions have experienced financial market volatility and the currencies of certain countries have fallen in value relative to the U.S. dollar. These factors may reduce demand for air travel in these regions, and as a result may affect customers' need for aircraft parts and their ability to pay in a timely manner.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to the directors of Aviall is set forth under the caption "Election of Directors" of Aviall's Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on May 22, 1998 ("Proxy Statement"), to be filed with the Commission pursuant to Regulation 14A, which is incorporated herein by reference.

     The information required by this item regarding executive officers is set forth in Item 1 of Part I of this report, and incorporated herein by reference.

     Information required by this item regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, by persons subject to such section is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," of the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

     The information required by this item is set forth under the captions "Compensation of Directors," "Compensation of Executive Officers," "Option/SAR Grants in 1997," "Aggregated Option/SAR Exercises and December 31, 1997 Option/SAR Values" and "Retirement Benefits" of the Proxy Statement, to be filed with the Commission pursuant to Regulation 14A, which is incorporated herein by reference.

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

       (3) Exhibits:

   Exhibit
     No.                                                         Description
--------------      -------------------------------------------------------------------------------------------------------
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

    10.1*+          Aviall, Inc. Stock Incentive Plan (Exhibit 10.1 to the 1993 Form 10-K)

    10.2*+          Aviall, Inc. Amended and Restated Directors Stock Plan (Exhibit 10.1 to Aviall's Quarterly Report on
                    Form 10-Q for the quarterly period ended June 30, 1997)

    10.3*           Distribution and Indemnity Agreement by and between Aviall and Ryder dated November 23, 1993 (Exhibit
                    10.3 to the 1993 Form 10-K)

    10.4*           Tax Sharing Agreement by and between Aviall and Ryder dated November 23, 1993 (Exhibit 10.4 to the
                    1993 Form 10-K)

   Exhibit
     No.                                                         Description
--------------      -------------------------------------------------------------------------------------------------------
    10.5+           Form of Severance Agreement between Aviall and its executive officers

    10.6*           Asset Purchase Agreement, dated as of May 31, 1994, by and between Aviall Services, Inc. and Dallas
                    Airmotive, Inc., as amended (Exhibit 10.3 to Aviall's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994 (the "June 30, 1994 Form 10-Q") and Exhibits 10.17 through 10.23 to Aviall's
                    Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the "1994 Form 10-K"))

    10.7*           Asset Purchase Agreement, dated as of August 4, 1994 by and between Aviall Services, Inc. and AJT
                    Capital Partners d/b/a Aerospace International Services, as amended (Exhibit 10.4 to the June 30,
                    1994 Form 10-Q and Exhibit 10.25 to the 1994 Form 10-K)

    10.8*+          Aviall, Inc. Employee Stock Purchase Plan (Exhibit 10.27 to the 1995 Form 10-K)

    10.9*           Agreement of Purchase and Sale among Aviall, Inc., Aviall Services, Inc., Greenwich Air Services,
                    Inc. and GASI Engine Services, Inc., dated April 19, 1996 (Exhibit 2.1 to Aviall's Current Report on
                    Form 8-K dated April 19, 1996)

    10.10*          Asset Purchase Agreement between Aviall, Inc. and Curtiss-Wright Flight Systems, Inc., dated April 25, 1996
                    (Exhibit 2.2 to Aviall's Current Report on Form 8-K dated April 19, 1996)

    10.11*          Asset Purchase Agreement by and among Maple Leaf Aerospace, Inc., Aviall Services, Inc. and Aviall
                    (Canada) Ltd., dated September 5, 1996 (Exhibit 2.1 to Aviall's Current Report on Form 8-K dated
                    September 19, 1996)

    10.12*          Credit Agreement, dated as of September 26, 1996, by and among Aviall, Inc. and the financial institutions parties thereto (Exhibit 10.1 to Aviall's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995)

    10.13           First Amendment to Credit Agreement, dated January 28, 1998, by and among Aviall, Inc. and the financial institutions parties thereto

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

                                 AVIALL, INC.

March 20, 1998                   By   /s/ Eric E. Anderson
                                   -----------------------
                                   Eric E. Anderson
                                   Chairman, President and Chief Executive
                                   Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

               SIGNATURE                              TITLE

/s/ ERIC E. ANDERSON           Chairman, President and Chief Executive Officer
----------------------------            (Principal Executive Officer)
Eric E. Anderson

/s/ JACQUELINE K. COLLIER               Vice President and Controller
----------------------------            (Principal Accounting Officer)
Jacqueline K. Collier

/s/ CORNELIUS VAN DEN HANDEL            Vice President and Treasurer
----------------------------            (Principal Financial Officer)
Cornelius Van Den Handel

Robert G. Lambert*                                Director
----------------------------
Robert G. Lambert

Henry A. McKinnell*                               Director
----------------------------
Henry A. McKinnell

Donald R. Muzyka*                                 Director
----------------------------
Donald R. Muzyka

Richard J. Schnieders*                            Director
----------------------------
Richard J. Schnieders

Bruce N. Whitman*                                 Director
----------------------------
Bruce N. Whitman

* The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K pursuant to the Powers of Attorney executed on behalf of the above-named officers and directors of the Registrant and contemporaneously filed herewith with the Securities and Exchange Commission.



March 20, 1998                                 /s/ Jeffrey J. Murphy
                                              ------------------------------
                                              Jeffrey J. Murphy
                                              Attorney-in-Fact

                                  AVIALL, INC.
        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                   PAGE
ITEM 14(a)(1):  CONSOLIDATED FINANCIAL STATEMENTS
     REPORT OF INDEPENDENT ACCOUNTANTS..............................................F-2

     CONSOLIDATED FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF OPERATIONS......................................F-3

         CONSOLIDATED BALANCE SHEETS................................................F-4

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY............................F-5

         CONSOLIDATED STATEMENTS OF CASH FLOWS......................................F-6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................F-7

ITEM 14(a)(2):  CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

     SCHEDULE II - VALUATION ACCOUNTS..............................................F-27

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors                                    January 28, 1998
   and Shareholders of Aviall, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 21 present fairly, in all material respects, the financial position of Aviall, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICE WATERHOUSE LLP
---------------------------
PRICE WATERHOUSE LLP
Dallas, Texas

                                  AVIALL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                    Years Ended December 31,
                                                            -----------------------------------------
                                                              1997           1996           1995
-----------------------------------------------------------------------------------------------------
Net sales                                                $   386,060        374,038        346,511
Cost of sales                                                288,863        278,897        255,791
-----------------------------------------------------------------------------------------------------
Gross profit                                                  97,197         95,141         90,720
Operating and other expenses:
   Selling and administrative expenses                        67,912         79,535         80,734
   Nonrecurring items                                         (1,436)         6,613         28,964
   Interest expense                                            3,201         10,282         10,713
-----------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations
   before income taxes                                        27,520         (1,289)       (29,691)
Provision (benefit) for income taxes                           1,096          1,657         (1,574)
-----------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations                    26,424         (2,946)       (28,117)
Discontinued operations:
   Loss from operations (net of income tax
      expense of $2,714 in 1995)                                   -              -           (421)
   Gain (loss) on disposal (net of income
      tax benefit of $605 in 1995)                             2,673         16,946       (212,537)
-----------------------------------------------------------------------------------------------------
Earnings (loss) from discontinued operations                   2,673         16,946       (212,958)
-----------------------------------------------------------------------------------------------------
Earnings (loss) before extraordinary item                     29,097         14,000       (241,075)
Extraordinary item                                                 -         (3,421)             -
-----------------------------------------------------------------------------------------------------
Net earnings (loss)                                      $    29,097         10,579       (241,075)
=====================================================================================================

Basic net earnings (loss) per share:
   Earnings (loss) from continuing operations            $      1.34          (0.15)         (1.45)
   Earnings (loss) from discontinued operations                 0.14           0.87         (10.96)
   Extraordinary item                                              -          (0.18)             -
-----------------------------------------------------------------------------------------------------
   Net earnings (loss)                                   $      1.48           0.54         (12.41)
=====================================================================================================
Weighted average common shares                            19,711,105     19,494,561     19,418,671
=====================================================================================================
Diluted net earnings (loss) per share:
   Earnings (loss) from continuing operations            $      1.32          (0.15)         (1.45)
   Earnings (loss) from discontinued operations                 0.13           0.87         (10.96)
   Extraordinary item                                              -          (0.18)             -
-----------------------------------------------------------------------------------------------------
   Net earnings (loss)                                   $      1.45           0.54         (12.41)
=====================================================================================================
Weighted average common and dilutive potential
   common shares                                          20,061,205     19,494,561     19,418,671
=====================================================================================================



See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                            December 31,
                                                                                                     --------------------------
                                                                                                       1997             1996
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash                                                                                             $   7,556            4,191
   Receivables                                                                                         59,119           60,716
   Inventories                                                                                         73,414           73,088
   Prepaid expenses and other current assets                                                            1,627            2,649
   Deferred income taxes                                                                               11,795           12,551
------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                  153,511          153,195
------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment                                                                           9,758            8,727
Intangible assets                                                                                      55,134           59,560
Deferred income taxes                                                                                  37,530           36,593
Other assets                                                                                            3,459            2,802
------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                        $ 259,392          260,877
==============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                                $   8,556            5,237
   Accounts payable                                                                                    27,765           28,478
   Accrued expenses                                                                                    40,309           52,499
------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                              76,630           86,214
------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                         28,004           48,971
Other liabilities                                                                                      27,397           31,731
Shareholders' equity (common stock of $.01 par value per share with 80,000,000 shares authorized; 19,900,195 shares and 19,551,688 shares issued and outstanding at December 31, 1997 and 1996, respectively; preferred stock of
   $.01 par value per share with 10,000,000 shares authorized and no shares
   issued and outstanding)                                                                            127,361           93,961
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                          $ 259,392          260,877
==============================================================================================================================


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                     Common Stock
                               --------------------------                           Additional      Retained
                                  Shares                         Unearned            Paid-In        Earnings
                                Outstanding        Amount      Compensation          Capital        (Deficit)        Total
-----------------------------------------------------------------------------------------------------------------------------
At December 31, 1994            19,403,438          $194               -            314,941             8,970         324,105
Net loss                                 -             -               -                  -          (241,075)       (241,075)
Dividends                                -             -               -                  -              (776)           (776)
Common stock issued                 40,274             -               -                278                 -             278
-----------------------------------------------------------------------------------------------------------------------------

At December 31, 1995            19,443,712           194               -            315,219          (232,881)         82,532
Net earnings                             -             -               -                  -            10,579          10,579
Common stock issued                107,976             1               -                849                 -             850
-----------------------------------------------------------------------------------------------------------------------------

At December 31, 1996            19,551,688           195               -            316,068          (222,302)         93,961
Net earnings                             -             -               -                  -            29,097          29,097
Restricted stock awards                  -             -            (947)               947                 -               -
Compensation expense                     -             -             294                  -                 -             294
Common stock issued                348,507             4               -              4,005                 -           4,009
-----------------------------------------------------------------------------------------------------------------------------

At December 31, 1997            19,900,195          $199            (653)           321,020          (193,205)        127,361
=============================================================================================================================




See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                              Years Ended December 31,
                                                                                       --------------------------------------
                                                                                         1997           1996           1995
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                                                $  29,097         10,579       (241,075)
   (Gain)/loss on disposal of discontinued operations                                    (2,673)       (16,946)       212,537
   Nonrecurring items                                                                    (1,436)         6,613         28,964
   Extraordinary loss                                                                         -          3,421              -
   Continuing operations depreciation and amortization                                    5,426          9,469          7,281
   Discontinued operations depreciation and amortization                                      -              -         22,321
   Compensation expense on restricted stock awards                                          294              -              -
   Deferred income taxes                                                                   (181)            43         (3,039)
   Changes in:
     Receivables                                                                         (8,090)          (290)        (1,388)
     Inventories                                                                           (200)         3,471        (11,702)
     Accounts payable                                                                      (724)       (16,577)         6,923
     Accrued expenses                                                                    (8,420)       (13,616)       (29,478)
     Other, net                                                                          (2,982)          (148)         5,217
   Discontinued operations working capital changes                                            -          5,020         40,759
-----------------------------------------------------------------------------------------------------------------------------
                                                                                         10,111         (8,961)        37,320
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from repayment of note receivable                                            12,000              -              -
   Capital expenditures                                                                  (4,348)        (1,179)        (4,330)
   Proceeds from businesses sold                                                              -        261,276         80,100
   Sales of property, plant and equipment                                                   110          2,198          1,758
   Other, net                                                                                 -              -         (2,083)
   Net change in discontinued operations property, plant and equipment                        -            603        (14,268)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                          7,762        262,898         61,177
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Debt repaid                                                                          (16,339)      (169,880)       (84,970)
   Net change in revolving credit facility                                               (2,178)      (132,580)       (19,825)
   Debt proceeds                                                                              -         50,000              -
   Debt issue costs paid                                                                      -         (2,826)             -
   Issuance of common stock                                                               4,009            850            278
   Dividends paid                                                                             -              -           (776)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                        (14,508)      (254,436)      (105,293)
-----------------------------------------------------------------------------------------------------------------------------
Change in cash                                                                            3,365           (499)        (6,796)
Cash, beginning of year                                                                   4,191          4,690         11,486
-----------------------------------------------------------------------------------------------------------------------------
Cash, end of year                                                                     $   7,556          4,191          4,690
=============================================================================================================================
CASH PAID FOR INTEREST AND INCOME TAXES:
   Interest                                                                           $   3,655         17,178         29,550
   Income taxes                                                                       $   1,080          1,008         19,129




See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BACKGROUND AND ORGANIZATION

     Aviall, Inc. ("Aviall" or the "Company") is a leading distributor of new aviation parts and provider of related inventory information services.

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

REVENUE RECOGNITION. Income from parts sales is recognized upon shipment of the product to customers. Income from inventory information services is recognized as services are rendered.

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

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are carried at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Lives assigned to asset categories are 10 to 20 years for leasehold improvements and 5 to 12 years for machinery and equipment.

INTANGIBLE ASSETS. Intangible assets, principally goodwill, are reported net of accumulated amortization of $24.4 million in 1997 and $22.2 million in 1996. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is amortized using the straight-line method over the expected life which is forty years.

LONG-LIVED ASSETS. It is the Company's policy to periodically review the net realizable value of its long-lived assets, including goodwill, through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts which are in excess of estimated gross future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. Based upon its most recent analysis, the Company believes no impairment of long-lived assets exists at December 31, 1997.

ENVIRONMENTAL COSTS. A liability for environmental assessments and/or cleanup is accrued when it is probable a loss has been incurred and is estimable. Generally, the timing of these accruals coincides with the identification of an environmental obligation through the Company's internal procedures or upon notification from regulatory agencies.

FINANCING COSTS. Fees associated with the incurrence of long-term debt are reflected as a discount on the associated debt. Issue costs associated with obtaining debt are recorded as a deferred charge. All fees and issue costs are included in interest expense and amortized over the term of the related debt utilizing an effective interest rate method. Amortization of financing costs amounted to $0.4 million, $6.9 million and $3.0 million in 1997, 1996 and 1995, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying values of current assets and liabilities approximate fair value due to the short-term maturities of these assets and liabilities. At December 31, 1997 and 1996, the carrying value of debt approximates fair value.

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

REPORTING COMPREHENSIVE INCOME. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The adoption of this statement in 1998 is not expected to have an affect on the Company's financial statements.

SEGMENT REPORTING AND RELATED INFORMATION. In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") effective for fiscal years beginning after December 31, 1997. SFAS 131 requires companies to disclose certain information about their operating segments, their products and services, their major customers and the geographic areas in which they operate. The determination of reportable segments under SFAS 131 is based on material segments of a company whose operating results are regularly reviewed by the Company's chief operating decision maker in determining allocation of resources between the segments and assessing their performance. The Company is presently evaluating its reporting requirements under this standard. Based on preliminary assessments, the Company believes it will report two operating segments. The Company will adopt the provisions of SFAS 131 effective December 31, 1998.

EARNINGS (LOSS) PER SHARE. The Company computes earnings (loss) per share in accordance with FASB Statement No. 128, "Earnings Per Share" ("SFAS 128") which was issued in February 1997 effective for interim and annual periods ending after December 15, 1997. Prior year earnings (loss) per share have been restated in accordance with SFAS 128. Basic net earnings (loss) per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share is computed by dividing net earnings by the weighted average number of common and dilutive potential common shares outstanding during the period. Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

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

     During 1996, the Company recognized a gain on disposal of $16.9 million. The engine and component repair operations sale agreement provided the buyer the unilateral option to pay a portion of the purchase price in stock. The estimated loss on disposal of $212.5 million recorded in December 1995 included a $10.5 million provision for loss on sale of stock. The buyer ultimately paid the entire purchase price in cash (or assumed liabilities). As a result, the $10.5 million provision for loss on sale of stock was reversed. In addition, the provision for discontinued operations was reduced by $6.4 million as a result of changes in estimates for transaction-related expenses and settlement of the final sale price for the airline engine and component repair operations.

     During 1997, the Company recognized a gain on disposal of $2.7 million related to changes in estimates of certain liabilities as a result of the expiration of the indemnification periods under the asset sale contracts for nonenvironmental liabilities.

     The sale agreements required the Company to retain certain liabilities, primarily environmental, product liability insurance and pension. The losses associated with these liabilities were estimated and included in the 1995 discontinued operations provision. The actual cost of these obligations may not become known for a number of years and in the case of environmental, factors included in the original estimate of loss, such as level of remediation required, could change significantly from the Company's original estimate. Accordingly, certain adjustments may be required in future periods to reflect changes in these estimates.

     The following table presents unaudited operating results for the discontinued operations (in thousands):

(Unaudited)                                                                              1995
------------------------------------------------------------------------------------------------
Net sales                                                                             $  525,338
================================================================================================
Earnings from operations before income taxes and loss on disposal                          2,293
Provision for income taxes                                                                 2,714
------------------------------------------------------------------------------------------------
Loss from operations before loss on disposal                                               ( 421)
------------------------------------------------------------------------------------------------
Loss on disposal before income taxes                                                    (213,142)
Benefit for income taxes                                                                    (605)
------------------------------------------------------------------------------------------------
Loss on disposal, net of taxes                                                          (212,537)
------------------------------------------------------------------------------------------------
Loss from discontinued operations                                                     $ (212,958)
================================================================================================

     During 1996, net sales and loss from discontinued operations were $294.5 million and $3.6 million, respectively. Interest expense was allocated to the discontinued operations based on the ratio of their net assets to the total net assets of the Company. Domestic tax benefits were not recognized on the loss from discontinued operations in 1995.

NOTE 4 - NONRECURRING ITEMS

1997 GAIN. During 1997, the Company received payment on a $12.0 million unsecured, subordinated note received in connection with the 1995 sale of the business aviation engine overhaul, and aircraft and terminal services operations. The Company recorded a $1.4 million gain in connection with the repayment of the note, which had been carried at a discounted value of $10.5 million.

1996 CHARGE. During 1996, the Company sold the Fastener Business. In connection with the sale, the Company recorded a pretax charge of $6.6 million to reflect the effect of final contract terms as well as transaction-related expenses. Proceeds of $18.4 million from the sale were used to pay down debt.

     The following table presents unaudited operating results for the Fastener Business (in thousands):

(Unaudited)                                       1996             1995
-------------------------------------------------------------------------
Net sales                                        $23,085           25,580
Cost of sales                                     16,084           17,509
-------------------------------------------------------------------------
Gross profit                                       7,001            8,071
Operating and other expenses:
   Selling and administrative expenses             5,658            8,306
   Nonrecurring charge                             6,613           25,465
   Interest expense                                1,075            1,616
-------------------------------------------------------------------------
Loss before income taxes                         $(6,345)         (27,316)
=========================================================================

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

NOTE 5 - RECEIVABLES

(In Thousands)                                            1997           1996
------------------------------------------------------------------------------
Trade                                                  $59,405          51,909
Notes                                                      612          11,297
Other                                                    3,339           2,051
------------------------------------------------------------------------------
                                                        63,356          65,257
Allowance for doubtful accounts                         (4,237)         (4,541)
------------------------------------------------------------------------------
                                                       $59,119          60,716
==============================================================================


     Notes receivable at December 31, 1996 was comprised primarily of a $12.0 million unsecured, subordinated note due 2002 with a stated interest rate of 12%, which note was recorded at a discounted value of $10.5 million. The Company received this note in connection with the 1995 sale of its business aviation engine overhaul, and aircraft and terminal services operations. The note was repaid in January 1997 prior to its scheduled maturity and the proceeds were used to pay down debt.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

(In Thousands)                                            1997           1996
------------------------------------------------------------------------------
Machinery and equipment                                $30,878          35,512
Leasehold improvements                                   3,969           5,005
Capital projects in progress                             2,029               -
------------------------------------------------------------------------------
                                                        36,876          40,517
Accumulated depreciation                               (27,118)        (31,790)
------------------------------------------------------------------------------
                                                       $ 9,758           8,727
==============================================================================

NOTE 7 - ACCRUED EXPENSES

(In Thousands)                                            1997           1996
------------------------------------------------------------------------------
Salaries, wages and benefits                           $10,691          20,668
Operating taxes                                          8,974           6,362
Environmental reserves                                   4,116           2,973
Self-insurance reserves                                  2,956           4,067
Other                                                   13,572          18,429
------------------------------------------------------------------------------
                                                       $40,309          52,499
==============================================================================

NOTE 8 - DEBT

(In Thousands)                                           1997             1996
------------------------------------------------------------------------------
Term Loan                                              $36,000          49,134
Other                                                      560           5,074
------------------------------------------------------------------------------
                                                        36,560          54,208
Less current portion                                    (8,556)         (5,237)
------------------------------------------------------------------------------
                                                       $28,004          48,971
==============================================================================

     The Company's senior secured credit facilities (the "Credit Facilities") consist of a $50.0 million, five-year amortizing secured term loan due through 2001 (the "Term Loan") and a $50.0 million five-year secured revolving loan due in 2001 (the "Revolver"), with availability determined by reference to a borrowing base determined by reference to the Company's eligible accounts receivable and inventory. There were no borrowings outstanding under the Revolver at December 31, 1997 and 1996. Borrowings under the Credit Facilities bear interest, at the option of the Company, based upon either of two floating rate options: the London Interbank Offering Rate ("LIBOR") plus an applicable margin ranging from .75% to 2.25%, dependent upon certain of the Company's financial ratios, or the Alternate Base Rate ("ABR"). The ABR is the higher of the agent bank's prime rate or the federal funds rate plus .5%, plus an applicable margin ranging from zero to 1.25%, dependent upon certain of the Company's ratios. Interest is payable on a quarterly basis. At December 31, 1997 and 1996, the interest rate on the Term Loan was 6.75% and 7.74%, respectively, and the interest rate on the Revolver was 8.50% and 9.25%, respectively.

     The Credit Facilities provide for the issuance of up to $20.0 million of letters of credit under the Revolver subject to the borrowing base, of which $5.8 million was utilized at December 31, 1997. Commitment fees ranging from
 .25% to .5% are payable on the unused portion of the Revolver. Obligations under the Credit Facilities are secured by substantially all of the Company's domestic assets and 65% of the stock of each of the Company's foreign subsidiaries. The Credit Facilities contain various covenants, including financial covenants and limitations on debt, dividends and capital expenditures.

     The Company repaid its previous senior secured credit facilities (the "1993 Credit Facilities") in 1996. In connection with the early retirement of debt outstanding under the 1993 Credit Facilities, the Company recorded an extraordinary loss of $3.4 million resulting from the write-off of the associated unamortized financing costs. No tax benefit was recorded on the extraordinary loss due to the Company's net operating loss ("NOL").

     Other debt consists of various notes with interest rates ranging from 6.75% to 7.50% at December 31, 1997 and from 5.24% to 7.83% at December 31, 1996.

     Scheduled debt maturities for the five years subsequent to December 31, 1997 are as follows (in thousands):

     Year Ending
     ---------------------------------------------------------
     1998                                              $ 8,556
     1999                                               12,004
     2000                                               13,000
     2001                                                3,000
     2002                                                    -
     ---------------------------------------------------------
                                                       $36,560
     =========================================================

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

     The Company was a party to an interest rate swap agreement at December 31, 1996 on a notional principal amount of $50.0 million to effectively convert its floating-rate debt to fixed-rate debt. The agreement expired December 5, 1997. Under terms of the agreement, the Company paid a fixed interest rate of 5.96% and received a floating rate based on LIBOR. The estimated fair value of this agreement at December 31, 1996 was a liability of $0.2 million. The counterparty to this agreement was a large financial institution. There were no interest rate swap agreements outstanding at December 31, 1997.

     The Company had a foreign currency forward exchange contract outstanding at December 31, 1997 to purchase Canadian dollars in a notional amount of $2.6 million at a rate of $0.69/C$1. There were no foreign currency forward exchange contracts outstanding at December 31, 1996.

NOTE 10 - INCOME TAXES

(In Thousands)                                                                       1997       1996       1995
-----------------------------------------------------------------------------------------------------------------
Current tax expense (benefit):
   Federal                                                                          $   385        (48)      (145)
   State                                                                                 49        640        540
   Foreign                                                                              843      1,022      4,466
-----------------------------------------------------------------------------------------------------------------
                                                                                      1,277      1,614      4,861
-----------------------------------------------------------------------------------------------------------------
Deferred tax expense (benefit):
   Federal                                                                             (385)      --       (1,044)
   State                                                                               --         --       (2,022)
   Foreign                                                                              204         43     (1,260)
-----------------------------------------------------------------------------------------------------------------
                                                                                       (181)        43     (4,326)
-----------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                          $ 1,096      1,657        535
=================================================================================================================
     Income tax expense is included in the Consolidated Statements of Operations as follows:

(In Thousands)                                                                           1997            1996           1995
------------------------------------------------------------------------------------------------------------------------------
Continuing operations                                                                   $1,096          1,657         (1,574)
Earnings from discontinued operations                                                        -              -          2,714
Loss on disposal of discontinued operations                                                  -              -           (605)
------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                              $1,096          1,657            535
==============================================================================================================================

     A reconciliation of the U.S. federal statutory tax rate with the effective tax rate follows:

(Dollars in Thousands)                                            1997                     1996               1995
-------------------------------------------------------------------------------------------------------------------------
                                                             Amount       %           Amount     %       Amount       %
-------------------------------------------------------------------------------------------------------------------------
Provision (benefit) at the statutory rate                   $ 10,567     35.0        4,283     35.0      (84,189)    35.0
Valuation allowance                                          (10,437)   (34.6)      (5,925)   (48.4)      66,191    (27.5)
Amortization and write-off of goodwill                           765      2.5          766      6.2       21,841     (9.1)
State income taxes, net of federal income tax benefit           (246)    (0.8)         416      3.4       (4,884)     2.0
Basis difference in stock of foreign subsidiary sold              --       --        2,446     20.0           --       --
Miscellaneous items, net                                         447      1.5         (329)    (2.7)       1,576     (0.6)
-------------------------------------------------------------------------------------------------------------------------
                                                            $  1,096      3.7%       1,657     13.5%         535     (0.2)%
=========================================================================================================================

     The significant temporary differences which gave rise to deferred income taxes as of December 31, 1997 and 1996 were as follows:

(In Thousands)                                                                                   1997         1996
--------------------------------------------------------------------------------------------------------------------
Deferred income tax assets:
   Loss carryforwards and credits
     U.S. federal                                                                             $  70,321       65,424
     U.S. state                                                                                  13,940       10,837
     Foreign                                                                                      2,979        3,395
   Compensation related items                                                                     9,100       12,565
   Inventory related items                                                                        3,369        8,501
   Environmental related items                                                                    8,722        8,657
   Accounts receivable allowances                                                                 1,509        1,759
   Other items                                                                                    4,720        6,266
--------------------------------------------------------------------------------------------------------------------
                                                                                                114,660      117,404
   Valuation allowance                                                                          (60,092)     (65,042)
--------------------------------------------------------------------------------------------------------------------
Deferred income tax assets                                                                       54,568       52,362
--------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities:
   Property and equipment basis differences                                                      (2,202)        (252)
   Other items                                                                                   (3,040)      (2,966)
--------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities                                                                  (5,242)      (3,218)
--------------------------------------------------------------------------------------------------------------------
Net deferred income tax asset                                                                 $  49,326       49,144
====================================================================================================================

     The Company has an NOL carryforward for U.S. federal tax purposes of approximately $200 million substantially expiring in 2009-2011. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the NOL carryforward that could be utilized. Based on historical earnings levels, the Company believes that future taxable income may not be sufficient to realize all deferred tax assets. Accordingly, the deferred tax assets, net of a $60.1 million valuation allowance, are considered realizable with sufficient certainty.

     Deferred taxes have not been provided on temporary differences related to investments in foreign subsidiaries that are considered permanent in duration. These temporary differences consist primarily of undistributed foreign earnings of $7.8 million and $7.9 million at December 31, 1997 and 1996, respectively. These earnings could become subject to additional tax if such amounts are remitted as dividends to the U.S. parent. It is not practicable to estimate the amount of additional tax that may be payable on the foreign earnings.

     In connection with the Distribution, the Company and Ryder entered into a tax sharing agreement which provided for the payment of taxes and receipt of tax refunds for periods up through the Distribution Date and provided for various administrative matters. Ryder's tax returns for 1990 through 1993 remain open and therefore are subject to this agreement. The Company has decided to carry forward its domestic tax NOL because of the terms of this agreement.
Pursuant to the tax sharing agreement, the Company paid Ryder $14.5 million in 1995.

NOTE 11 - PENSION PLANS AND POSTRETIREMENT BENEFITS

PENSION PLANS. Substantially all domestic employees are covered by a defined benefit plan maintained by the Company (the "Aviall Pension Plan"). These employees of Aviall were given credit under the Aviall Pension Plan for prior service in the Ryder System, Inc. Retirement Plan (the "Ryder Salaried Plan"). Ryder retained the pension fund assets and accumulated benefit obligation related to participants in the Ryder Salaried Plan for services rendered through the Distribution Date.

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

     The following tables reflect the components of net pension expense and the funded status for all Aviall plans (in thousands):

NET PENSION EXPENSE                                                                      1997       1996       1995
--------------------------------------------------------------------------------------------------------------------
Service cost - benefits earned during the year                                         $   888      2,131      3,276
Interest cost on projected benefit obligation                                            2,624      2,679      3,878
Actual return on plan assets                                                            (6,557)    (2,311)    (4,190)
Net amortization and deferral                                                            4,466        855      1,442
--------------------------------------------------------------------------------------------------------------------
Net pension expense                                                                    $ 1,421      3,354      4,406
====================================================================================================================

     The above net pension expense of defined benefit plans included $2.0 million and $3.4 million in 1996 and 1995, respectively, related to the discontinued operations.

     In addition, as a result of the sale of Commercial Engine Services and its parts redistribution business, and the closing of its Burbank facility, the Company recognized a net curtailment gain (loss) related to its pension plans of $0.4 million, $(3.9) million and $(7.0) million in 1997, 1996 and 1995, respectively, which was recorded in the reserves established for each sale.

FUNDED STATUS                                                                                   1997        1996
------------------------------------------------------------------------------------------------------------------
Plan assets at fair value                                                                     $ 34,712      28,353
------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
   Vested benefits                                                                              35,566      30,969
   Nonvested benefits                                                                              503         608
------------------------------------------------------------------------------------------------------------------
   Accumulated benefit obligation                                                               36,069      31,577
   Additional benefits based on projected future salary increases                                2,520       3,454
------------------------------------------------------------------------------------------------------------------
Projected benefit obligation                                                                    38,589      35,031
------------------------------------------------------------------------------------------------------------------
Plan assets less than projected benefit obligation                                              (3,877)     (6,678)
Unrecognized net losses                                                                            380       1,832
Unrecognized prior service cost                                                                    526         652
------------------------------------------------------------------------------------------------------------------
Accrued pension expense                                                                       $ (2,971)     (4,194)
==================================================================================================================

     At the Distribution, Ryder transferred to Aviall amounts primarily related to unrecognized net loss and prior service cost of the Ryder Salaried Plan and retained the underlying accumulated benefit obligation and related assets. Aviall and Ryder disagreed with respect to the appropriate accounting treatment of these deferred charges. Under the terms of an agreement entered into in connection with the Distribution, Aviall is pursuing arbitration with respect to this matter. Based on the sale of businesses (see Notes 3 and 4) and the Company's assessment, these amounts have been written off due to the uncertainty of recoverability in arbitration.

     The following table sets forth the year end actuarial assumptions used in the accounting for the plans:

                                                               1997       1996       1995
-------------------------------------------------------------------------------------------
Discount rate for determining projected benefit obligation:
   Domestic                                                      7.25%      7.75%      7.00%
   Foreign                                                        n/a        n/a       8.00%
Rate of increase in compensation levels:
   Domestic                                                      4.50%      4.50%      4.50%
   Foreign                                                        n/a        n/a       5.50%
Expected long-term rate of return on plan assets:
   Domestic                                                      7.75%      7.75%      7.75%
   Foreign                                                        n/a        n/a       9.50%

     Actuarial gains and losses and plan amendments are amortized over the average remaining service lives of participants expected to receive benefits, and transition amounts are amortized over 13 to 19 years.

POSTRETIREMENT BENEFITS. The Company maintains plans which provide retired employees with certain health care and life insurance benefits. Medicare eligible retirees in specific geographic areas are required to participate in a Medicare Risk Health Maintenance Organization plan ("MRHMO"). Substantially all domestic employees are eligible for these benefits. Generally, these plans require retiree contributions and limit Company contributions to $95 per month for nonunion retired employees. Additionally, a $10,000 lifetime maximum health benefit is provided for retirees who were subject to collective bargaining agreements during their employment and are not in a MRHMO area.

     The components of net periodic postretirement benefit expense were as follows:

(In Thousands)                                                                            1997     1996     1995
----------------------------------------------------------------------------------------------------------------
Present value of benefits earned during the year                                         $  49       30       73
Interest cost on postretirement benefit obligation                                         250      286      608
Net amortization and deferral                                                             (248)    (288)      --
----------------------------------------------------------------------------------------------------------------
Net periodic postretirement benefit expense                                              $  51       28      681
================================================================================================================

     The portion of the above net periodic postretirement benefit expense related to the discontinued operations was not material in 1996 and amounted to $0.4 million in 1995.

     As a result of the sale of Commercial Engine Services, the parts redistribution business and the closing of its Burbank facility, the Company recognized a net curtailment gain related to the health care and life insurance plans of $0.7 million in 1996 which was recorded in the reserves established for each sale.

     The Company's postretirement benefit plans are not funded. The following table sets forth the status of the plans:

(Dollars in Thousands)                                                                    1997      1996      1995
-------------------------------------------------------------------------------------------------------------------
Discount rate                                                                              7.25%     7.75%     7.00%
Accumulated postretirement benefit obligation:
   Retirees                                                                              $2,646     2,505     6,211
   Fully eligible active plan participants                                                  162       186     1,102
   Other active plan participants                                                           636       338     1,169
-------------------------------------------------------------------------------------------------------------------
                                                                                          3,444     3,029     8,482
Unrecognized net gain (loss)                                                              2,023     2,665    (1,356)
-------------------------------------------------------------------------------------------------------------------
Accrued unfunded postretirement benefit obligation                                       $5,467     5,694     7,126
===================================================================================================================

     The health care cost trend rate for 1998 was assumed to be 6.5%, decreasing gradually to a rate in 2005 of approximately 5.0%. Increasing the assumed health care cost trend rates by one percentage point in each future year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $0.3 million and would not have a material effect on the 1997 net periodic postretirement benefit expense.

NOTE 12 - COMMON STOCK, PREFERRED STOCK AND INCENTIVE PLANS

COMMON AND PREFERRED STOCK. The Company is authorized to issue 80,000,000 shares of common stock, $.01 par value, and 10,000,000 shares of preferred stock, $.01 par value. Preferred stock is issuable in series, with terms fixed by resolution of the Board of Directors. No preferred stock had been issued at December 31, 1997. The Board has authorized a $30 million share repurchase program to buyback up to 10% of the Company's outstanding common stock over the next two years in open market transactions, depending on market, economic and other factors.

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

STOCK INCENTIVE PLAN. The Aviall, Inc. Stock Incentive Plan (the "Incentive Plan") provides for grants of qualified and nonqualified stock options to key employees at a price not less than the fair market value of shares underlying such options at the date of grant. Options are for terms not exceeding 10 years and may be granted in tandem with limited stock appreciation rights. Options granted under the Incentive Plan vest over periods up to five years. The Incentive Plan also provides for grants of restricted stock, stock appreciation rights and performance units.

     The following table summarizes the status of the Incentive Plan:

                                                 1997                       1996                            1995
--------------------------------------------------------------------------------------------------------------------------------
                                                         Weighted                    Weighted                       Weighted
                                                          Average                     Average                        Average
                                                         Exercise                    Exercise                       Exercise
                                          Shares           Price     Shares            Price         Shares           Price
--------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year         1,998,461        $12.07    1,661,744        $ 12.81        1,863,056        $12.84
Granted:
   Exercise price equals market price      428,000        $11.10      307,500        $  8.92               --            --
   Exercise price exceeds market price          --            --      225,000        $ 12.58               --            --
Exercised                                 (335,570)       $11.48      (29,444)       $  7.92           (2,055)       $ 7.19
Expired or cancelled                      (146,631)       $13.61     (166,339)       $ 15.06         (199,257)       $13.16
                                        ----------                  ---------                       ---------
Outstanding at end of year               1,944,260        $11.84    1,998,461        $ 12.07        1,661,744        $12.81
                                        ==========                  =========                       =========

Exercisable at end of year               1,103,764                  1,251,191                         986,906
                                        ==========                  =========                       =========

Available for grant at end of year         511,016                    792,385                       1,158,546
                                        ==========                  =========                       =========

     The following table summarizes information about options outstanding under the Incentive Plan at December 31, 1997:

                                                Options Outstanding                                 Options Exercisable
---------------------------------------------------------------------------------------------------------------------------
                                                      Weighted        Weighted                                   Weighted
                                       Number          Average         Average                  Number            Average
     Range of                        Outstanding      Remaining       Exercise                Exercisable        Exercise
  Exercise Prices                    at 12/31/97    Life (Years)        Price                 at 12/31/97    Price
---------------------------------------------------------------------------------------------------------------------------
$  7.19 to $10.10                       563,061          6.81          $ 8.80                  357,286           $ 8.67
 $10.94 to $16.00                     1,381,199          6.39          $13.08                  746,478           $13.93
                                      ---------                                              ---------
$  7.19 to $16.00                     1,944,260          6.54          $11.84                1,103,764           $12.22
                                      =========                                              =========

     The Company applies APB 25 in accounting for the Incentive Plan and, accordingly, recognizes no compensation cost in net earnings from the grant of options. There were no options granted during 1995. Had compensation cost been determined consistent with SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts below:

                                                              1997                         1996
--------------------------------------------------------------------------------------------------------
(In Thousands, Except Per Share Data)                  Basic         Diluted       Basic        Diluted
--------------------------------------------------------------------------------------------------------
Net earnings:
  As reported                                        $   29,097       29,097       10,579       10,579
  Pro forma                                          $   27,732       27,732        9,796        9,796

Net earnings per share:
  As reported                                        $     1.47         1.45         0.54         0.54
  Pro forma                                          $     1.40         1.39         0.50         0.50

     Options were granted at exercise prices equal to the market price of the Company's stock on the date of grant during 1997 and 1996. The weighted average fair value of options granted was $5.59 per option in 1997 and $4.98 per option in 1996 for options whose exercise price equaled the market price of the Company's stock on date of grant. During 1996, options were also granted at exercise prices greater than the market price of the Company's stock on the date of grant. The weighted average fair value of options granted in 1996 was $4.37 per option for options whose exercise price exceeded the market price of the Company's stock on date of grant. In accordance with SFAS 123, the fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                      1997       1996
          --------------------------------------------
          Risk-free interest rate      6.55%      6.29%
          Expected life (years)         7.0        9.2
          Expected volatility         34.53%     32.61%
          Expected dividend yield      0.00%      0.00%

     During 1997, 73,434 shares of restricted stock were awarded under the Incentive Plan. The restricted stock vests three years from the date of issuance. All restricted stock carries full dividend and voting rights. Unearned compensation is charged to shareholders' equity based on the market value of the Company's stock at the date of the award. Compensation expense of $0.3 million was recognized in 1997 related to restricted stock awards.

PURCHASE PLAN. The Company maintains an employee stock purchase plan covering substantially all U.S. employees, excluding Incentive Plan participants (the "Employee Stock Purchase Plan"). The Employee Stock Purchase Plan was suspended effective January 1, 1997. The Employee Stock Purchase Plan permitted quarterly offerings to subscribe for shares of common stock at 85% of the fair market value on either the date of offering or the last day of the purchase period, whichever is less. Shares were purchased at the end of each ninety-day purchase period.

     The following table summarizes the status of the Employee Stock Purchase
Plan:

                                                                                    Number of Shares    Price Per Share
------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1994                                                           --                         --
Subscribed                                                                             45,291             $5.58 to $7.33
Purchased                                                                             (31,108)            $5.58 to $7.17
------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1995                                                       14,183                      $7.33
Subscribed                                                                             33,190             $6.96 to $7.44
Purchased                                                                             (41,867)            $6.96 to $7.44
------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1996                                                        5,506                      $6.96
Purchased                                                                              (5,506)                     $6.96
------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1997                                                           --                         --
========================================================================================================================
Reserved for future subscriptions                                                     171,519
========================================================================================================================

     Prior to the sale of the Commercial Engine Services businesses, the Company maintained a stock purchase plan for employees in the United Kingdom (the "Employee Stock Purchase Scheme"). The Employee Stock Purchase Scheme was terminated as a result of the sale. All assets of the plan were distributed to participants in 1996, including 30,000 shares of the Company's common stock.

DIRECTORS STOCK PLAN. The Company has reserved 87,500 shares of common stock for issuance under its Directors Stock Plan of which 26,730 shares had been issued at December 31, 1997. Under the terms of this plan, each nonemployee director may make an election to receive shares of common stock in lieu of the annual cash retainer for services as a director.

NOTE 13 - EARNINGS PER SHARE

     A reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") calculations for income from continuing operations follows:

                                          Basic EPS               Effect of Dilutive Securities            Diluted EPS
-------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands,               Earnings (Loss) from             Stock        Restricted          Earnings (Loss) from
Except Share Data)                  Continuing Operations            Options         Stock            Continuing Operations
-------------------------------------------------------------------------------------------------------------------------------
For year ended 1997:
   Income (Numerator)                 $     26,424                                                       $     26,424
   Shares (Denominator)                 19,711,105                331,760             18,340               20,061,205
     Per share amount                 $       1.34                                                       $       1.32

For year ended 1996:
   Income (Numerator)                 $     (2,946)                                                      $     (2,946)
   Shares (Denominator)                 19,494,561                     --                 --               19,494,561
     Per share amount                 $      (0.15)                                                      $      (0.15)

For year ended 1995:
   Income (Numerator)                 $    (28,117)                                                      $    (28,117)
   Shares (Denominator)                 19,418,671                     --                 --               19,418,671
     Per share amount                 $      (1.45)                                                      $      (1.45)

     Options to purchase 632,767 shares of common stock at exercise prices ranging from $14.50 to $16.00 were outstanding at December 31, 1997 but were not included in the computation of diluted EPS, because the options' exercise price was greater than the average market price of the common shares. Options to purchase 1,998,461 and 1,661,744 shares of common stock during 1996 and 1995, respectively, were excluded from the computation of diluted EPS in 1996 and 1995, respectively, because their inclusion would result in an antidilutive effect on EPS.

NOTE 14 - ENVIRONMENTAL MATTERS

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

BURBANK. The Company's former Burbank, California facility is located within the boundaries of the Burbank Operable Unit (the "Burbank Unit") of the San Fernando Valley Superfund Sites. The United States Environmental Protection Agency ("EPA") selected an interim remedial action for the Burbank Unit, including multiyear operation and maintenance of a ground water treatment system. Lockheed Martin Corporation ("Lockheed") and certain other parties entered into a consent decree with the EPA under which the City of Burbank and Lockheed have agreed to implement and/or finance a portion of the interim remedial action for a limited period.

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

     The agreement with Lockheed is subject to court approval of a new consent decree relating to the interim remedy for the Burbank Unit. Although the Company presently believes this condition will be met, there can be no assurance of this event. The Company has presently determined additional reserves related to the Burbank Unit are not required due to the uncertainty of the additional costs, if any, associated with any changes to the interim remedy or any final remedy.

     The Company, together with approximately 50 other parties, are defendants in eight separate lawsuits alleging personal injury and/or property damage arising out of the alleged release of toxic substances into the air, soil and/or groundwater in the City of Burbank, California. The damages for personal injuries claimed are broad and varied, and include cancer, fear of cancer, fear of injury, birth defects, reproductive harm, injuries to immune systems, future medical monitoring, emotional distress and loss of consortium. In addition to Aviall, the named defendants in these suits include Lockheed and certain other parties who were named PRPs with respect to the Burbank Unit. These cases, which were filed in the Superior Court of California for the County of Los Angeles and involve over 3,000 plaintiffs, have been consolidated for pretrial purposes. The total damages claimed by the plaintiffs is not known although the jurisdictional allegations in the lawsuits seek damages in excess of $25,000 per plaintiff. The Company, which was served with these lawsuits in first quarter 1998, intends to vigorously defend these suits. Since the suits are in the preliminary stage of investigation, no reserves for damages have been established.

PREVIOUSLY OWNED PROPERTIES. The Company is presently implementing state agency approved corrective measures for its former Forest Park facility. The Company presently believes existing financial reserves for this location to be sufficient. There are various stages of discussions underway with the state agencies to determine the appropriate cleanup levels for ground water and soil contamination at the CES Properties located in Texas. The Company has completed state agency required remediation on soil and ground water issues for the Carter Field and McAllen locations. During 1997, the Company completed investigations at Love Field, Texas and Prestwick, Scotland. The Company received notification of an approved plan from the Scotland Environmental Protection Agency on soil and ground water issues for the Prestwick, Scotland site. Work on determining exposure and corrective measures is continuing at the Love Field site. Based on current information, the Company believes existing financial reserves for the CES Properties are sufficient. In addition, the Company is in litigation with a previous owner and former insurers of various of these locations as to their potential shared liability associated with the cleanup of these sites. Due to the uncertainty of recoverability of the various claims the Company has made against these third parties and insurers, a receivable has not been recorded.

THIRD-PARTY SITES AND OTHER MATTERS. The Company has been named a PRP under the Comprehensive Environmental Response, Compensation and Liability Act and the Superfund Amendments and Reauthorization Act at five third-party disposal sites to which wastes were allegedly sent by the previous owner of assets used in the Company's discontinued engine services operations. The Company did not use the identified disposal sites. Accordingly, the previous owner has retained, and has been discharging, all liability associated with the cleanup of these sites pursuant to the sales agreement. Although the Company could be potentially liable in the event of nonperformance by the previous owner, it does not anticipate nonperformance. Based on this information, the Company has not accrued for any costs associated with third-party sites. The Company has also received notices or inquiries from certain state agencies and other private parties with respect to certain environmental matters. One property owner adjacent to the previously owned Forest Park location has filed suit against the Company related to environmental contamination. These matters are under investigation and the ultimate cost cannot presently be estimated.

ACCOUNTING AND REPORTING. At December 31, 1997 and 1996, accrued environmental liabilities were $20.4 million and $22.8 million, respectively. The Company recorded $14.4 million in 1995 for environmental expense. No environmental expense was recorded in 1997 or 1996. The Company's probable environmental loss estimates are based on information obtained from independent environmental engineers and/or from Company experts regarding the nature and extent of environmental contamination, remedial alternatives available and the cleanup criteria required by relevant governmental agencies. The estimated costs include anticipated site testing, consulting, remediation, disposal, post-remediation monitoring and related legal fees based on available information and represent the undiscounted costs to resolve the environmental matters in accordance with prevailing federal, state and local requirements.

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES

     Under leases, primarily for parts distribution facilities, rent expense included in earnings from continuing operations was $6.3 million, $6.8 million and $7.0 million in 1997, 1996 and 1995, respectively, and was offset by sublease income of $0.1 million, $0.5 million and $0.1 million, respectively.

     Future minimum payments under noncancellable operating leases with initial or remaining terms of one year or more at the end of 1997 are as follows (in thousands):

     Year Ending
     -------------------------------------------------------------------------
     1998                                                           $  4,735
     1999                                                              3,624
     2000                                                              1,897
     2001                                                                998
     2002                                                                893
     Thereafter                                                        1,142
     -------------------------------------------------------------------------
                                                                      13,289
     Less amounts representing sublease income                        (1,208)
     -------------------------------------------------------------------------
     Total minimum lease payments                                   $ 12,081
     =========================================================================

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

     In addition to the environmental related matters discussed in Note 14 and the legal matter discussed above, the Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. Based on information presently available, management believes that the ultimate disposition of these other matters will not have a material adverse effect on the Company's results of operations, cash flows or financial condition, although certain matters could be material to cash flows in any one year.

     The Company, through its participation in the global aviation aftermarket, can be affected by the general economic cycle, particularly as it influences flight activity in commercial, business and general aviation. The services provided by ILS can be influenced by the rapidly evolving information and communication industry.

NOTE 16 - OTHER INFORMATION

     The Company operates in the aviation industry and reports its activities as one business segment. For the years ended December 31, 1997, 1996 and 1995, the Company did not derive more than 10% of its total net sales from any individual customer, government or export sales.

     The Company maintains international parts distribution customer service centers in Australia, Canada, Hong Kong, the Netherlands, New Zealand and Singapore. As the Company's foreign operations have similar aviation business environments, all foreign operations have been grouped together below.

(In Thousands)                                                                               1997            1996            1995
-----------------------------------------------------------------------------------------------------------------------------------
Net sales:
    United States                                                                         $ 292,989         289,255         283,200
    Foreign                                                                                  93,071          84,783          63,311
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          $ 386,060         374,038         346,511
===================================================================================================================================

Earnings (loss) from continuing operations before income taxes and extraordinary item*:
    United States                                                                         $  21,292          (8,015)        (30,375)
    Foreign                                                                                   6,228           6,726             684
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          $  27,520          (1,289)        (29,691)
===================================================================================================================================

Identifiable assets:
    United States                                                                         $ 230,072         232,595         510,732
    Foreign                                                                                  29,320          28,282          28,195
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          $ 259,392         260,877         538,927
===================================================================================================================================


* Includes nonrecurring items of $(1.4) million, $6.6 million and $29.0 million in 1997, 1996 and 1995, respectively, for the United States.

NOTE 17 - QUARTERLY RESULTS OF OPERATIONS

         The following is a summary of the unaudited quarterly results of operations for 1997 and 1996 (in thousands, except share data):

                                                                First           Second           Third           Fourth
1997 (Unaudited)                                               Quarter          Quarter         Quarter          Quarter
------------------------------------------------------------------------------------------------------------------------
Net sales                                                      $91,682          96,063          100,267          98,048
Cost of sales                                                   68,638          71,830           75,339          73,056
------------------------------------------------------------------------------------------------------------------------
Gross profit                                                    23,044          24,233           24,928          24,992
Operating and other expenses:
   Selling and administrative expenses                          16,191          16,827           17,017          17,877
   Nonrecurring items                                           (1,436)             --               --              --
   Interest expense                                                734             991              752             724
------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before
   income taxes                                                  7,555           6,415            7,159           6,391
Provision for income taxes                                         612             288              123              73
------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                              6,943           6,127            7,036           6,318
Earnings from discontinued operations                               --              --               --           2,673
------------------------------------------------------------------------------------------------------------------------
Net earnings                                                   $ 6,943           6,127            7,036           8,991
========================================================================================================================
Basic net earnings per share:
   Earnings from continuing operations                         $  0.35            0.31            0.36             0.32
   Earnings from discontinued operations                            --              --              - -            0.13
------------------------------------------------------------------------------------------------------------------------
   Net earnings                                                $  0.35            0.31            0.36             0.45
========================================================================================================================

Weighted average common shares                              19,576,555      19,629,361       19,742,977      19,891,712
========================================================================================================================
Diluted net earnings per share:
   Earnings from continuing operations                         $  0.35            0.31            0.35             0.31
   Earnings from discontinued operations                            --              --              --             0.13
------------------------------------------------------------------------------------------------------------------------
   Net earnings                                                $  0.35            0.31             0.35            0.44
========================================================================================================================

Weighted average common and dilutive potential
   common shares                                            19,714,638      19,955,833       20,249,746      20,320,788
========================================================================================================================

Common stock price range per share                     $ 9.00 to 12.12  10.50 to 16.00   13.25 to 16.87  11.00 to 17.19
========================================================================================================================

Common stock trading volume, number of shares                5,357,000       7,531,900        4,127,500       6,418,500
========================================================================================================================

                                                                First          Second           Third        Fourth
1996 (Unaudited)                                               Quarter         Quarter         Quarter       Quarter
---------------------------------------------------------------------------------------------------------------------
Net sales                                                      $92,168         93,594          98,637        89,639
Cost of sales                                                   67,572         69,823          74,210        67,292
---------------------------------------------------------------------------------------------------------------------
Gross profit                                                    24,596         23,771          24,427        22,347
Operating and other expenses:
   Selling and administrative expenses                          21,474         20,199          19,378        18,484
   Nonrecurring items                                            3,850             --           2,763            --
   Interest expense                                              2,763          3,390           3,503           626
---------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations before
Income taxes                                                    (3,491)           182          (1,217)        3,237
Provision for income taxes                                         236            211           1,210            --
---------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations                      (3,727)           (29)         (2,427)        3,237
Earnings from discontinued operations                               --         10,500           6,446            --
---------------------------------------------------------------------------------------------------------------------
Earnings (loss) before extraordinary item                       (3,727)        10,471           4,019         3,237
Extraordinary item                                                  --             --          (3,421)           --
---------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                            $(3,727)        10,471             598         3,237
=====================================================================================================================
Basic net earnings (loss) per share:
   Earnings (loss) from continuing operations                  $ (0.19)         (0.00)          (0.13)         0.17
   Earnings from discontinued operations                            --           0.54            0.33            --
   Extraordinary item                                               --             --           (0.17)           --
---------------------------------------------------------------------------------------------------------------------
   Net earnings (loss)                                         $ (0.19)          0.54            0.03          0.17
=====================================================================================================================
Weighted average common shares                              19,457,739     19,469,172      19,511,509    19,539,143
=====================================================================================================================

Diluted net earnings (loss) per share:
   Earnings (loss) from continuing operations                  $ (0.19)         (0.00)          (0.13)         0.17
   Earnings from discontinued operations                            --           0.54            0.33            --
   Extraordinary item                                               --             --           (0.17)           --
---------------------------------------------------------------------------------------------------------------------
   Net earnings (loss)                                         $ (0.19)          0.54            0.03          0.17
=====================================================================================================================

Weighted average common and dilutive potential
   common shares                                            19,457,739     19,469,172      19,511,509    19,603,466
=====================================================================================================================

Common stock price range per share                       $5.38 to 9.38  8.50 to 10.38    7.88 to 9.13 7.88 to 10.50
=====================================================================================================================

Common stock trading volume, number of shares               12,432,400      5,799,400       2,114,900     4,366,300
=====================================================================================================================

                                  AVIALL, INC.                       SCHEDULE II
                               VALUATION ACCOUNTS
                             (DOLLARS IN THOUSANDS)


                                                       Balance at      Charged                                       Balance
                                                       Beginning       to Costs                                      at End
                                                        of Year      and Expense     Other        Deductions        of Year
----------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997:
   Accounts receivable allowance                         $ 4,541        1,430         (323)(1)       (1,410)(3)        4,238
   Reserves for excess and obsolete inventories          $ 4,007          721           --             (239)(4)        4,489
----------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996:
   Accounts receivable allowance                         $ 1,799        1,108        2,914(2)        (1,280)(3)        4,541
   Reserves for excess and obsolete inventories          $ 7,208        3,088           --           (6,289)(4)        4,007
   Reserve for aerospace inventory                       $22,385        3,362           --          (25,747)              --
----------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1995:
   Accounts receivable allowance                         $ 1,559        1,310           33(1)        (1,103)(3)        1,799
   Reserves for excess and obsolete inventories          $ 7,295        3,481           --           (3,568)(4)        7,208
   Reserve for aerospace inventory                       $    --       22,385           --               --           22,385
============================================================================================================================

(1) Collection of accounts previously charged off.

(2) Accounts receivable allowance related to accounts receivable retained by the Company from the sale of Commercial Engine Services.

(3) Write-off of doubtful accounts and concessions granted.

(4) Write-off of excess and obsolete inventories.

                               INDEX TO EXHIBITS

Exhibit
  No.                                          Description
-------           ------------------------------------------------------------------------------------------
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

 10.1*+           Aviall, Inc. Stock Incentive Plan (Exhibit 10.1 to the 1993 Form 10-K)

 10.2*+           Aviall, Inc. Amended and Restated Directors Stock Plan (Exhibit 10.1 to Aviall's Quarterly
                  Report on Form 10-Q for the quarterly period ended June 30, 1997)

 10.3*            Distribution and Indemnity Agreement by and between Aviall and Ryder dated November 23,
                  1993 (Exhibit 10.3 to the 1993 Form 10-K)

 10.4*            Tax Sharing Agreement by and between Aviall and Ryder dated November 23, 1993 (Exhibit
                  10.4 to the 1993 Form 10-K)

 10.5+            Form of Severance Agreement between Aviall and its executive officers

 10.6*            Asset Purchase Agreement, dated as of May 31, 1994, by and between Aviall Services, Inc.
                  and Dallas Airmotive, Inc., as amended (Exhibit 10.3 to Aviall's Quarterly Report on Form
                  10-Q for the quarterly period ended June 30, 1994 (the "June 30, 1994 Form 10-Q") and
                  Exhibits 10.17 through 10.23 to Aviall's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the "1994 Form 10-K"))

 10.7*            Asset Purchase Agreement, dated as of August 4, 1994 by and between Aviall Services, Inc.
                  and AJT Capital Partners d/b/a Aerospace International Services, as amended (Exhibit 10.4 to the June 30, 1994 Form 10-Q and Exhibit 10.25 to the 1994 Form 10-K)

 10.8*+           Aviall, Inc. Employee Stock Purchase Plan (Exhibit 10.27 to the 1995 Form 10-K)

 10.9*            Agreement of Purchase and Sale among Aviall, Inc., Aviall Services, Inc., Greenwich Air
                  Services, Inc. and GASI Engine Services, Inc., dated April 19, 1996 (Exhibit 2.1 to
                  Aviall's Current Report on Form 8-K dated April 19, 1996)

 10.10*           Asset Purchase Agreement between Aviall, Inc. and Curtiss-Wright Flight Systems, Inc.,
                  dated April 25, 1996 (Exhibit 2.2 to Aviall's Current Report on Form 8-K dated April 19,
                  1996)

 10.11*           Asset Purchase Agreement by and among Maple Leaf Aerospace, Inc., Aviall Services, Inc.
                  and Aviall (Canada) Ltd., dated September 5, 1996 (Exhibit 2.1 to Aviall's Current Report
                  on Form 8-K dated September 19, 1996)

 10.12*           Credit Agreement, dated as of September 26, 1996, by and among Aviall, Inc. and the financial institutions parties thereto (Exhibit 10.1 to Aviall's Quarterly Report on Form
                  10-Q for the quarterly period ended September 30, 1995)

 10.13            First Amendment to Credit Agreement, dated January 28, 1998, by and among Aviall, Inc. and the financial institutions parties thereto

Exhibit
  No.                                          Description
-------           ------------------------------------------------------------------------------------------
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