Form 10-Q
period 1998-09-30
AVIALL INC
filed 1998-11-10
CIK 701650

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q
(MARK ONE)
      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

      [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The number of shares of Common Stock, par value $.01 per share, outstanding at November 5, 1998 was 18,171,483.



===============================================================================

                         PART I - FINANCIAL INFORMATION



ITEM 1:  FINANCIAL STATEMENTS

                                  AVIALL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                              Three months ended                    Nine months ended
                                                                 September 30,                         September 30,
                                                        ------------------------------        ------------------------------
                                                            1998               1997               1998               1997
                                                        -----------        -----------        -----------        -----------

Net sales                                               $   102,126            100,267            305,105            288,012
Cost of sales                                                76,672             75,339            228,632            215,807
                                                        -----------        -----------        -----------        -----------
Gross profit                                                 25,454             24,928             76,473             72,205
Operating and other expenses:
   Selling and administrative expenses                       17,132             17,017             51,800             50,035
   Nonrecurring item                                           --                 --                 --               (1,436)
   Interest expense                                             809                752              1,892              2,477
                                                        -----------        -----------        -----------        -----------
Earnings from continuing operations before income taxes       7,513              7,159             22,781             21,129
Provision for income taxes                                      232                123                693              1,023
                                                        -----------        -----------        -----------        -----------
Earnings from continuing operations                           7,281              7,036             22,088             20,106
Discontinued operations:
   Gain on disposal                                            --                 --                2,083               --
                                                        -----------        -----------        -----------        -----------
Earnings from discontinued operations                          --                 --                2,083               --
                                                        -----------        -----------        -----------        -----------
Net earnings                                            $     7,281              7,036             24,171             20,106
                                                        ===========        ===========        ===========        ===========

Basic net earnings per share:
   Earnings from continuing operations                  $      0.39               0.36               1.13               1.02
   Earnings from discontinued operations                       --                 --                 0.11               --
                                                        -----------        -----------        -----------        -----------
Net earnings                                            $      0.39               0.36               1.24               1.02
                                                        ===========        ===========        ===========        ===========
Weighted average common shares                           18,742,140         19,742,977         19,474,933         19,650,240
                                                        ===========        ===========        ===========        ===========
Diluted net earnings per share:
   Earnings from continuing operations                  $      0.38               0.35               1.11               1.01
   Earnings from discontinued operations                       --                 --                 0.11               --
                                                        -----------        -----------        -----------        -----------
Net earnings                                            $      0.38               0.35               1.22               1.01
                                                        ===========        ===========        ===========        ===========
Weighted average common and potentially dilutive
   common shares                                         19,038,745         20,249,746         19,844,491         19,974,013
                                                        ===========        ===========        ===========        ===========




See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                              September 30,    December 31,
                                                                                                  1998            1997
                                                                                              -------------    ------------
                                                                                               (Unaudited)

ASSETS
Current assets:
   Cash                                                                                         $  2,420           7,556
   Receivables                                                                                    61,345          59,119
   Inventories                                                                                    88,416          73,414
   Prepaid expenses and other current assets                                                       1,582           1,627
   Deferred income taxes                                                                          11,795          11,795
                                                                                                --------        --------
Total current assets                                                                             165,558         153,511
                                                                                                --------        --------

Property, plant and equipment                                                                      9,988           9,758
Intangible assets                                                                                 53,513          55,134
Deferred income taxes                                                                             37,479          37,530
Other assets                                                                                       3,389           3,459
                                                                                                --------        --------
Total assets                                                                                    $269,927         259,392
                                                                                                ========         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                            $ 13,270           8,556
   Accounts payable                                                                               29,317          27,765
   Accrued expenses                                                                               35,020          40,309
                                                                                                --------        --------
Total current liabilities                                                                         77,607          76,630
                                                                                                --------        --------

Long-term debt                                                                                    40,000          28,004
Other liabilities                                                                                 25,104          27,397
Shareholders' equity (includes common stock of $.01 par value per share with
   80,000,000 shares authorized; 20,171,483 shares and 19,900,195 shares issued at September 30, 1998 and at December 31, 1997, respectively; 18,171,483 shares and 19,900,195 shares outstanding at September 30, 1998 and at
   December 31, 1997, respectively; preferred stock of $.01 par value per share
   with 10,000,000 shares authorized and no shares issued and outstanding)                       127,216         127,361
                                                                                                --------        --------
Total liabilities and shareholders' equity                                                      $269,927         259,392
                                                                                                ========         =======




See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                            Nine months ended
                                                                              September 30,
                                                                       --------------------------
                                                                          1998             1997
                                                                       --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                        $ 24,171           20,106
   Gain on disposal of discontinued operations                           (2,083)            --
   Nonrecurring item                                                       --             (1,436)
   Depreciation and amortization                                          4,307            4,069
   Compensation expense on restricted stock awards                          173             --
   Deferred income taxes                                                     19               18
   Changes in:
     Receivables                                                         (1,648)          (5,854)
     Inventories                                                        (14,958)            (861)
     Accounts payable                                                     1,552           (2,577)
     Accrued expenses                                                    (3,828)          (7,527)
     Other, net                                                          (2,535)          (1,852)
                                                                       --------         --------
                                                                          5,170            4,086
                                                                       --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds received from repayment of note receivable                     --             12,000
   Capital expenditures                                                  (2,621)          (2,127)
   Sales of property, plant and equipment                                    95              105
                                                                       --------         --------
                                                                         (2,526)           9,978
                                                                       --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Debt repaid                                                           (6,552)         (13,772)
   Net change in revolving credit facility                               23,262           (2,189)
   Issuance of common stock                                               3,243            3,227
   Purchase of treasury stock                                           (27,733)            --
                                                                       --------         --------
                                                                         (7,780)         (12,734)
                                                                       --------         --------
Change in cash                                                           (5,136)           1,330
Cash, beginning of period                                                 7,556            4,191
                                                                       --------         --------
Cash, end of period                                                    $  2,420            5,521
                                                                       ========         ========
CASH PAID FOR INTEREST AND INCOME TAXES:
   Interest                                                            $  1,900            3,030
   Income taxes                                                        $  1,085            1,098




See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in Aviall, Inc.'s Form 10-K for the year ended December 31, 1997.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997. Net sales for the third quarter of 1998 were $102.1 million, up $1.9 million, or 1.9%, from the $100.3 million recorded in the same 1997 quarter. Parts distribution sales grew $1.3 million, or 1.4%, compared to the same period prior year. Sales growth continued to be strong in the general aviation segment but was offset by lower sales in Asia and the airline market segment. Inventory information services revenues increased 8.5% compared to the prior year.

     Gross profit of $25.5 million was $0.5 million higher than the $24.9 million in the 1997 third quarter. Gross profit as a percentage of sales was unchanged at 24.9%.

     Selling and administrative expenses increased $0.1 million, or 0.7%, to $17.1 million in the third quarter of 1998. The increase primarily resulted from increased compensation expense.

     Interest expense was slightly higher than in the third quarter of 1997, reflecting higher debt levels partially offset by lower interest rates.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997. Net sales for the first three quarters of 1998 were $305.1 million, up $17.1 million, or 5.9%, from the $288.0 million recorded in the same period of 1997. Parts distribution sales increased $15.6 million, or 5.8%, with higher sales in all geographic regions. The growth rate for sales has declined in the domestic, Latin America and particularly Asian regions. Strong general aviation sales growth helped offset the lower airline segment sales growth.

     Gross profit of $76.5 million in the first nine months of 1998 increased $4.3 million, or 5.9%, from the $72.2 million in the same period of 1997. Gross profit as a percentage of sales remained unchanged at 25.1%.

     Selling and administrative expenses increased $1.8 million, or 3.5%, to $51.8 million in the first three quarters of 1998. The increase primarily resulted from increased salary, benefits and sales commissions.

     Interest expense was lower than in the first nine months of 1997, reflecting lower average debt balances and lower interest rates. Tax expense decreased due to a revised estimated tax rate of 3% for the year, resulting from lower profit projections for the Company's foreign subsidiaries.

     The 1997 results include a $1.4 million nonrecurring gain from the full repayment in January 1997 of a discounted note received in connection with the 1995 sale of the business aviation engine overhaul, and aircraft and terminal services operations. The 1998 gain from discontinued operations resulted from a revised estimate for retained liabilities, primarily product liability insurance.

FINANCIAL CONDITION. Cash flows from operations were $5.2 million for the first three quarters of 1998 and $4.1 million in the comparable 1997 period. The improved cash flow was primarily due to higher net earnings, offset by increased inventory purchases for higher anticipated sales volume.

     Capital expenditures in the first nine months of 1998 were primarily related to implementation of the new financial and operating system software and related computer hardware.

     In January 1998, the Company announced a $30 million share repurchase program to buyback up to 10% of the Company's outstanding common stock over a two year period in open market transactions, depending on market, economic and other factors. The Company completed this program during the third quarter. Two million shares were purchased at a total cost of $27.7 million. The Company primarily used debt to finance this purchase.

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

     The Company's income tax expense continues to be substantially lower than the U.S. federal statutory rate due to the utilization of the large U.S. net operating loss ("NOL") and the corresponding decrease in the valuation allowance on the deferred tax assets. The Company's tax expense is primarily related to foreign taxes on foreign operations. For U.S. federal tax purposes as of December 31, 1997, the Company had an estimated NOL carryforward of approximately $200 million, substantially expiring in 2009-2011, which is expected to minimize U.S. federal income tax cash payments for several years. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the NOL carryforward that could be utilized.

     The Company believes that its expected cash flow from operations and availability under its revolving lines of credit are sufficient to meet its current working capital and operating needs.

YEAR 2000 COMPUTER SYSTEM COMPLIANCE. Many existing computer software and hardware programs refer to the year by only using the last two digits of the year. These computer programs will not properly interpret the year 2000. These programs, unless upgraded, could fail or create erroneous results causing a disruption in the operations of a company.

     STATE OF READINESS. During 1998, hardware and system software reviews for Year 2000 compliance, including information technology ("IT") and non-IT systems, were conducted by the Company with the assistance of outside consultants. In addition, the Company is assessing its exposure from external sources to Year 2000 failures, including major suppliers, customers and third-party providers. The Company is replacing its financial and parts distribution applications software with Year 2000 compliant systems. The replacement of the financial software was implemented on schedule in the second quarter of 1998. The parts distribution applications software replacement is scheduled for implementation in the first quarter of 1999. Inventory information services functions on internally developed applications software. The program modifications to make this proprietary software Year 2000 compliant have been completed. Testing and validation of these modifications will be conducted during the fourth quarter of 1998 and the first quarter of 1999. The following is a table showing the Company's state of Year 2000 readiness based on management's assessment:

                               STATE OF READINESS
                            AS OF SEPTEMBER 30, 1998

                  INTERNAL IT AND NON-IT SYSTEMS AND EQUIPMENT

                                                             ESTIMATED
                                                              PERCENT          ESTIMATED
        PHASE                                                COMPLETE       COMPLETION DATE
        -----                                                ---------      ---------------

Awareness                                                       100%       Complete
Assessment changes required                                      95%       1st Quarter 1999
Remediation or replacement                                       75%       2nd Quarter 1999
Testing                                                          20%       3rd Quarter 1999
Contingency planning                                              5%       2nd Quarter 1999


                        SUPPLIERS, CUSTOMERS AND THIRD-PARTY PROVIDERS

                                                             ESTIMATED
                                                              PERCENT          ESTIMATED
        PHASE                                                COMPLETE       COMPLETION DATE
        -----                                                ---------      ---------------
Awareness - Identify companies                                  100%       Complete
Assessment Questionnaire completed by major suppliers            20%       1st Quarter 1999
Detail assessment review with 3rd party providers
   (i.e. MCI, IBM, Lawson, UPS)                                  10%       1st Quarter 1999
Review contractual commitments                                    0%       1st Quarter 1999
Risk Assessment                                                  10%       2nd Quarter 1999
Contingency planning                                              5%       2nd Quarter 1999
Testing as applicable                                             0%       3rd Quarter 1999


     COSTS. The Company is replacing its parts distribution applications and financial software with an integrated enterprise system at a cost of approximately $5 million which is being capitalized. The replacement resulted from both the need to enhance the efficiencies and effectiveness of the distribution operating system by replacing several old legacy systems and to address the Year 2000 issue. Approximately $200,000 has been expensed to date related to parts distribution for Year 2000. An estimated additional $300,000 will be expensed. The cost expensed to date to modify the inventory information services operating software was $125,000. An additional $150,000 will be required to complete the project, including testing.

     RISKS/CONTINGENCY PLANS: In management's assessment, the most likely worst case scenario for Year 2000 non-compliance for parts distribution would result if suppliers were unable to ship inventory to meet market demands. In addition, parts distribution does limited electronic data interchange ("EDI") with both suppliers and customers. EDI suppliers or customers could be processed manually if EDI failed from either side. Management's assessment for inventory information services most likely worst case scenario would result if either the listing companies were unable to update their data or clients were unable to access the Company's database due to their own systems being non-Year 2000 compliant. The Company depends on third-party providers for key services such as telecommunications, utilities and transportation. Interruption of these services could, in management's view, have a material impact on the operations of the Company. The Company has begun to evaluate the readiness of these critical suppliers. The Company is in the early phase of developing Year 2000 contingency plans and determining the extent of such plans. Although Aviall's management presently believes the Company is taking appropriate steps to assess and correct its Year 2000 issues, due to the general uncertainty inherent in the Year 2000 issue and the readiness of third parties, Aviall is unable to determine whether Year 2000 will have a material adverse effect on the Company's results of operations or financial condition.

OUTLOOK. The Company's financial and parts distribution operating systems are critical to Aviall's success. Implementation of complex new software systems carries certain risks that may affect normal operations. Sales in the fourth quarter of 1998 and the first quarter of 1999 may be negatively impacted due to training and early system utilization. Training expenses in the fourth quarter of 1998 are estimated up to $750,000. Management believes the Company's implementation plan combined with appropriate training throughout the organization will minimize these risks.

     Aviall primarily participates in the global aviation aftermarket through its core aviation parts distribution and inventory information services businesses. The Company can be affected by the general economic cycle, particularly as it influences flight activity in commercial, business and general aviation. Economic conditions in the past several years have led to an improved aviation market, and provided the Company with the opportunity for growth.

     The Company serves a significant number of customers in the Asian and Latin America markets. Recent events, particularly in Asia, have resulted in decreased economic activity and increased currency fluctuations relative to the U.S. dollar. These factors have depressed air travel which impacts the Company's customers' need for aircraft parts and potentially their ability to pay in a timely manner. In the third quarter of 1998, business in Asia fell below the levels achieved in 1997. The outlook for the rest of 1998 for this region appears to be weak. The Company continues to closely monitor these events. Overall, the Company expects sales for the rest of the year to be similar to that reported in the third quarter of 1998.

CERTAIN FORWARD-LOOKING STATEMENTS. This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations of the Company as well as its customers and suppliers, including as a result of competitive factors and pricing pressures, shifts in market demand, the effects of the Year 2000 issue on the Company and its suppliers and customers, general economic conditions and other factors including among others, those that effect flight activity in commercial, business and general aviation, the business activities of the Company's customers and suppliers and developments in information and communication technology. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

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

                                         AVIALL, INC.

November 9, 1998                         By /s/ Jacqueline K. Collier
                                            ----------------------------------
                                            Jacqueline K. Collier
                                            Vice President and Controller
                                            Principal Accounting Officer


November 9, 1998                            /s/ Cornelius Van Den Handel
                                            ----------------------------------
                                            Cornelius Van Den Handel
                                            Vice President and Treasurer
                                            Principal Financial Officer

                                INDEX TO EXHIBITS


    Exhibit
    Number        Description
------------------------------------------------------------------------------

    27.1          Financial Data Schedule