Form 10-K405
period 1998-12-31
AVIALL INC
filed 1999-03-18
CIK 701650

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                   FORM 10-K

  (MARK ONE)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM         TO

                         COMMISSION FILE NUMBER 1-12380

                             -----------------------

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

    Preferred Share Purchase Rights                                New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                   ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 1999 was approximately $282.4 million.

     The number of shares of Common Stock outstanding at March 15, 1999 was 18,223,243.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated herein by reference in Part III.


===============================================================================

                                  AVIALL, INC.
                                    CONTENTS

                                                                           PAGE
                                    PART I
ITEM 1:     BUSINESS..........................................................3
                OVERVIEW......................................................3
                PARTS DISTRIBUTION............................................3
                INVENTORY LOCATOR SERVICE.....................................4
                SALES AND MARKETING...........................................4
                COMPETITION...................................................5
                CUSTOMERS.....................................................5
                SUPPLIERS.....................................................6
                EMPLOYEES.....................................................6
                REGULATION....................................................6
                ARRANGEMENTS BETWEEN RYDER AND AVIALL RELATING TO THE
                DISTRIBUTION..................................................6
                EXECUTIVE OFFICERS OF AVIALL..................................6
ITEM 2:     PROPERTIES........................................................7
ITEM 3:     LEGAL PROCEEDINGS.................................................7
ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............8

                                    PART II

ITEM 5:     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS.......................................................9
ITEM 6:     SELECTED FINANCIAL DATA..........................................10
ITEM 7:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS........................................11
ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......20
ITEM 8:     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........20
ITEM 9:     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE.........................................20

                                    PART III

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............20
ITEM 11:    EXECUTIVE COMPENSATION...........................................21
ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...21
ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................21

                                    PART IV

ITEM 14:    EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS
                ON FORM 8-K..................................................21
SIGNATURES  .................................................................24
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........F-1

                                     PART I

ITEM 1:  BUSINESS

OVERVIEW. Aviall, Inc. ("Aviall" or the "Company") is a leading independent global distributor of new aviation parts and supplies ("Parts Distribution"). Aviall also provides on-line inventory information services to the aviation and marine industries through Inventory Locator Service, LP ("ILS"), which is indirectly wholly owned by Aviall. As used in this report, "Aviall" or the "Company" refers to Aviall and all of its direct and indirect subsidiaries. Parts Distribution and ILS are separate segments for financial accounting reporting purposes.

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

     Aviall was incorporated in Delaware in August 1993 to own and operate the aviation services businesses previously conducted by certain subsidiaries of Ryder System, Inc., a Florida corporation ("Ryder"). Aviall operated as a wholly owned subsidiary of Ryder until December 7, 1993 (the "Distribution Date"), when Ryder distributed Aviall's stock to Ryder's shareholders as a tax free dividend (the "Distribution"). The Distribution established Aviall as a publicly held corporation separate from Ryder. In conjunction with the Distribution, the Company announced plans to dispose of certain businesses. The sales of these businesses were completed in 1995.

     In January 1996, Aviall announced its intention to exit the commercial engine services businesses consisting of its airline engine, component and accessories repair operations ("Commercial Engine Services"). The sales of these businesses were completed in 1996. See Note 3 to the Consolidated Financial Statements included in Item 8 of this report.

     In September 1996, the Company sold its aerospace fastener distribution business (the "Fastener Business"). See Note 4 to the Consolidated Financial Statements included in Item 8 of this report.

PARTS DISTRIBUTION. Aviall is the largest independent global distributor of new aviation parts and supplies, serving both the commercial and general aviation markets. Product lines distributed by Aviall include a variety of airframe spares (e.g., oxygen systems, filters, control cables, batteries, actuators and motors), undercarriage items (e.g., wheels, brakes and tires), piston engines and parts, and other supplies. Aviall purchases these new parts from suppliers for its own account and resells these parts to its customers, which include commercial airlines, freight carriers, maintenance and overhaul shops, fixed-base operators, aircraft original equipment manufacturers ("OEMs"), corporate aircraft operators, brokers, governmental agencies and other distributors. Aviall's parts distribution business also maintains a network of battery, wheel and brake repair, hose assembly and tire retread shops offering a wide range of product repair services.

     Aviall distributes aircraft and engine parts from 40 customer service centers located throughout the world including North America, Europe and the Asia-Pacific region. Field sales representatives located in each of these regions call upon current and potential customers on a regular basis to solicit orders and provide product and operational information. Each service center is staffed to receive and process telephone, facsimile and mail orders. Approximately 62% of the parts distributed by Aviall are located in its Dallas, Texas warehouse complex, with the remaining parts distributed from its customer service centers worldwide.

     Aviall is an authorized distributor for manufacturers such as BFGoodrich (ice protection systems, wheel and brake parts), Scott Aviation (oxygen systems), Telair International (motors, actuators and cargo handling systems), Lord Corporation (engine vibration isolators), Federal Mogul Aviation, formerly Champion (ignition systems) and Textron Lycoming (piston engines, parts and components). This diversity distinguishes Aviall from most other aviation parts distributors which carry a narrower range of products. Approximately 98,000 unique part numbers are sold to approximately 13,000 customers.

     Aviall's integrated data system permits its employees to access information on stock availability, pricing and order status, and to perform order entry on a real time basis from anywhere in the world. The system facilitates immediate drop shipment from Dallas, Texas to customers throughout North America and overnight fulfillment of European customer orders. Advanced electronic data interchange ("EDI") communications with other networks used by suppliers and customers is a key factor enhancing customer service that Aviall believes provides it with a competitive advantage. Aviall's EDI system provides direct customer access to Aviall's central inventory management and retrieval system. In addition, the Aviall AIRNET(sm) order entry system is available on the Internet at aviall.com. This system enables customers to review parts availability, place orders and check order status.

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

     In addition to parts and services availability information, ILS maintains approximately 90 million records of government data. Provided on a supplemental basis, this information may be used in locating alternate parts and suppliers, identifying unknown items, finding new applications for parts and establishing the value of parts.

     The ILS system provides information on over 37 million line items of parts and equipment, and its databases contain over 127 million records. ILS users access the system approximately 24,000 times each business day.

SALES AND MARKETING. Aviall emphasizes breadth of product offering, competitive pricing, attention to customer service and value-added functions through advanced systems and inventory management/logistics applications. Aviall's parts distribution operation serves the different requirements of the commercial airline, regional airline, and corporate and general aviation market sectors.

     Aviall's parts distribution operation conducts direct sales and marketing efforts through a team of regional sales managers, field sales representatives and third-party sales representatives who meet regularly with Aviall's major customers. Their function is not only to sell and provide technical support for existing products but also to work with Aviall's customers and with Aviall's suppliers in order to identify new market opportunities.

     Aviall locates critical parts inventories in 29 domestic and 11 international customer service centers to meet customer requirements. The Company's sales staff works closely with the regional sales managers and the inventory provisioning group to ensure that inventory availability and customer service levels are maintained. Frequent meetings are conducted with suppliers to provide new product introductions as well as marketing and sales training.

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

     ILS' services are marketed to both the buyers and suppliers in the aviation and marine industries. Suppliers use ILS' services to open new markets and find additional customers for their products and services. Buyers use ILS to locate the parts and services they require. Enhancements to ILS' services are driven by customer needs and its hardware/software capabilities. ILS routinely uses focus groups, questionnaires, industry meetings and surveys to obtain customer feedback on current and prospective services.

     ILS is represented by area sales managers and independent representatives strategically located throughout the world. ILS, with headquarters in Memphis, Tennessee, also maintains regional offices in Atlanta, Georgia; Seattle, Washington; and Hong Kong as well as independent representatives in London, England; Sutherland, Australia; and Toronto, Canada. In addition, field service representatives located in the major customer concentration areas provide customers with training and technical support.

     Each year, ILS demonstrates its services at a number of trade shows around the world as a means of reaching prospective customers. Advertising in major aviation and marine industry publications also provides additional exposure and generates leads for the ILS sales team. Increasingly, the ILS web site at go-ils.com on the Internet is being employed as a marketing tool to provide information to current and prospective customers. In addition, ILS offers seminars and training sessions to assist customers in maximizing the value from ILS' services.

COMPETITION. Aviall's primary competitors for sales of new aircraft parts and supplies are other independent distributors and the OEMs. The aviation parts distribution market is extremely fragmented and no single competitor holds a dominant position. While Aviall historically competed in the parts distribution sector on the basis of price and availability of parts, management believes that a key differentiating factor in the future will be the ability to tailor services to improve customer service and lower costs by leveraging new computer and communications technologies.

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

CUSTOMERS. In 1998, Aviall's ten largest customers represented, in the aggregate, approximately 12% of total sales, and the single largest customer accounted for approximately 2% of sales.

     ILS' customers for aviation services include OEMs, distributors, resellers, repair and overhaul facilities, fixed-base operators and most of the world's major airlines. Marine services customers include manufacturers, repair facilities, distributors, ship owners and operators. ILS' users number approximately 4,900 and are located in 78 countries.

SUPPLIERS. Aviall purchases supplies from more than 180 suppliers and operates under distribution agreements with most of its largest suppliers. Aviall believes the size and scope of its operations, including its unique international presence, provide an attractive market advantage for its suppliers. Although Aviall could be affected by the loss of a major supplier, it is not dependent on any one supplier.

EMPLOYEES. As of December 31, 1998, Aviall had 739 employees, none of whom are represented by collective bargaining units. Management believes that Aviall's market leadership allows it to attract highly skilled and competent employees. Aviall believes its relations with its employees are good.

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

ARRANGEMENTS BETWEEN RYDER AND AVIALL RELATING TO THE DISTRIBUTION. For the purpose of governing certain of the relationships between Ryder and Aviall after the Distribution, Ryder and Aviall entered into various agreements. A tax sharing agreement entered into by Aviall and Ryder in connection with the Distribution provides, among other things, for the allocation between the parties of federal, state, local and foreign tax liabilities for all periods through the Distribution Date. Though valid as between the parties thereto, the tax sharing agreement is not binding on the Internal Revenue Service ("IRS") and does not affect the several liability of Aviall, Ryder and their respective subsidiaries, to the IRS for all federal taxes of the consolidated group relating to periods prior to the Distribution Date.

EXECUTIVE OFFICERS OF AVIALL. The following information concerning the executive officers of Aviall is as of March 15, 1999.

     Eric E. Anderson, 50, is the Chairman of the Board, President and Chief Executive Officer of Aviall. Mr. Anderson was appointed Chairman in December 1997 and Chief Executive Officer in December 1996, having served as President and Chief Operating Officer since June 1996. Mr. Anderson had served as Executive Vice President of Aviall with responsibility for Parts Distribution and ILS from February 1996 to June 1996. Previously, Mr. Anderson was President of ILS from 1993 to 1996, and was Executive Vice President of ILS from 1991 to 1993. Mr. Anderson served as Vice President of Marketing and Sales of ILS from 1990 to 1991 after having joined ILS in 1988 as Director of Marketing and Business Development.

     Bruce Langsen, 52, is the President of ILS, a position he has held since June 1996. Previously, Mr. Langsen was Executive Vice President of ILS. Mr. Langsen joined ILS as Vice President of Marketing and Sales in 1993. Previously, he was Senior Vice President and General Manager for Express Airlines II.

     Charles M. Kienzle, 46, is the Senior Vice President, Operations of Aviall. Mr. Kienzle served as Senior Vice President, Operations, U.S. Engine Services from January to June 1996. From 1993 to January 1996, Mr. Kienzle was Senior Vice President, Human Resources and Administration of Aviall. From 1991 to 1993, Mr. Kienzle was Vice President, Human Resources of the Ryder Airline Services division. Prior to 1991, Mr. Kienzle was Director, Human Resources of the Ryder Airline Services division.

     Jeffrey J. Murphy, 52, is the Senior Vice President of Law and Human Resources, Secretary and General Counsel of Aviall. Mr. Murphy served as Senior Vice President, Secretary and General Counsel from December 1993 to January 1996. Prior to the Distribution, Mr. Murphy served as Vice President, Secretary and Assistant General Counsel of Ryder from 1986 until December 1993.

     Margaret M. Bouline, 35, is the Vice President of Information Services of Aviall. From August 1996 to December 1997, Ms. Bouline was Director, Information Services. Ms. Bouline joined Aviall in October 1995 as Senior Manager of Business Systems. Prior to joining Aviall, she was Director of Information Services at Sunbelt Nursery Group since 1992.

     Jacqueline K. Collier, 45, is the Vice President and Controller of Aviall. Ms. Collier served as Controller for the Ryder Airline Services division from 1989 until December 1993. Ms. Collier joined Cooper Airmotive, a predecessor of Aviall, in 1976 as an accountant and has held various financial positions with Aviall since that date.

     G. Patrick McDonald, 35, is the Vice President of Sales of Aviall. Mr. McDonald joined Aviall in January 1997. Prior to that time, Mr. McDonald was with Black & Decker, Inc. since 1986, most recently serving as Vice President of Sales for Black & Decker's North American Accessories division.

     James T. Quinn, 50, is the Vice President of Marketing and Supplier Services of Aviall, a position he has held since July 1997. Mr. Quinn joined Aviall as Director, Distribution Services Marketing in 1994. He was with Champion Aviation Products, a unit of Cooper Industries, since 1981, most recently serving as Director of Distribution Marketing.

     Cornelius Van Den Handel, 43, is the Vice President and Treasurer of Aviall. From June 1996 to December 1997, he served as Treasurer and Director of Planning. Mr. Van Den Handel served as the Company's Director of Financial Planning and Analysis from 1993 to 1996. Prior to 1993, Mr. Van Den Handel was Manager of Financial Planning and Analysis of the Ryder Airline Services division. He joined Aviall in 1985 as a customer service representative.

     Officers are elected annually by Aviall's Board of Directors and may be removed at any time by the Board of Directors. There are no family relationships among the executive officers listed, and there are no arrangements or understandings pursuant to which any of them were elected as officers.

ITEM 2:  PROPERTIES

     Aviall maintains its headquarters in Dallas, Texas and currently occupies 48 facilities worldwide, including administrative, sales and distribution and operations/repair facilities. Aviall maintains a central warehouse in Dallas, Texas from which it operates its parts distribution activities. All of Aviall's domestic real property is held under long-term operating leases.

     The principal operating facilities maintained by Aviall as of December 31, 1998 are detailed in the following table.

                               Square
            Location           Footage                            Function
           ------------------- --------------- -----------------------------------------------
           Dallas, TX           137,600        Parts Distribution
           Dallas, TX           185,800        Parts Distribution and Product Repair Services
           Memphis, TN           31,000        Inventory Information Services
           ------------------- --------------- -----------------------------------------------

     At December 31, 1998, Aviall operated 40 customer service centers worldwide in support of its parts distribution operation. Aviall believes its facilities, machinery and equipment are suitable for the purposes for which they are used and are adequately maintained. Aviall also believes that the capacity of its distribution and other facilities is adequate for current requirements and projected normal growth.

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

     In June 1995, the Company and certain other defendants entered into an agreement with Lockheed to settle a lawsuit filed in the United States District Court for the Central District of California in April 1994 against the Company and more than 100 other parties seeking recovery of or contribution to Lockheed's response costs to comply with the consent decree and subsequent EPA requirements. Pursuant to the agreement, in exchange for a $2.2 million cash payment made in June 1995, the Company was released from and protected against certain environmental response costs for the Burbank Unit through the expiration of the interim remedy period established by the EPA, certain claims by the EPA for costs of oversight of the Burbank Unit and certain other matters. The agreement does not cover certain matters, including environmental response costs for any final remedy which may be established by the EPA, certain EPA oversight costs and costs of any changes mandated by the EPA to the present interim remedy for the Burbank Unit. The agreement with Lockheed had been subject to court approval of a new consent decree relating to the interim remedy for the Burbank Unit. Court approval was obtained in 1998.

     The Company, together with approximately 50 other parties, are defendants in numerous separate lawsuits alleging personal injury and/or property damage arising out of the alleged release of toxic substances, including trichloroethylene, perchloroethylene, trichloroethane and hexavalent chromium, into the air, soil and/or groundwater in the City of Burbank, California. The damages for personal injuries claimed are broad and varied, and include cancer, fear of cancer, fear of injury, birth defects, reproductive harm, injuries to immune systems, future medical monitoring, emotional distress and loss of consortium. In addition to Aviall, the named defendants in these suits include Lockheed and certain other parties who were named potentially responsible parties with respect to the Burbank Unit. These cases, which were filed in the Superior Court of California for the County of Los Angeles and involve over 3,000 plaintiffs, have been consolidated for pretrial purposes. The total damages claimed by the plaintiffs is not known although the jurisdictional allegations in the lawsuits seek damages in excess of $25,000 per plaintiff. The court has approved a proposed settlement of this suit between the plaintiffs and certain defendants, including the Company. The payment the Company will make pursuant to this proposed settlement is not material. The settlement agreement is presently expected to be finalized in the first quarter of 1999.

     In July 1996, the spouse of a former employee filed suit in Hidalgo County, Texas against Aviall and certain chemical manufacturers alleging that the cancer-related death of her husband was the result of his exposure to metals and toxic chemicals while working for the Company at facilities used in the operation of the Company's former Commercial Engine Services businesses. The plaintiffs are seeking to find the Company and the other defendants jointly and severally liable for actual and punitive damages in an amount not less than $50 million. This suit is presently scheduled to be tried in the third quarter of 1999. The Company intends to vigorously defend this suit.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange, the Chicago Stock Exchange and the Pacific Stock Exchange with the ticker symbol AVL. The high and low sales prices for the common stock for each calendar quarter and the full year during 1997 and 1998 are shown below.

                                                      Prices
                                              ------------------------
                       Quarters               High               Low
          ------------------------------------------------------------
          1997         First                 $12.12            $  9.00
                       Second                $16.00            $ 10.50
                       Third                 $16.87            $ 13.25
                       Fourth                $17.19            $ 11.00
                       Year                  $17.19            $  9.00
          ============================================================
          1998         First                 $15.56            $ 12.12
                       Second                $15.62            $ 13.00
                       Third                 $14.62            $ 10.31
                       Fourth                $12.69            $  9.94
                       Year                  $15.62            $  9.94
          ============================================================

     No cash dividends were paid by the Company in 1997 or 1998. Under the terms of its existing credit facilities, the Company may not pay cash dividends in excess of $1.0 million annually and may only pay cash dividends if certain financial ratios are met. In any event, the Company does not anticipate paying cash dividends in the near future.

     The approximate number of shareholders of record of the Company's common stock as of March 15, 1999 was 11,655.

ITEM 6:  SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial information with respect to Aviall that has been derived from the audited Consolidated Financial Statements of the Company. During 1994 and 1995 the Company sold certain businesses including parts redistribution, business aviation engine overhaul, and aircraft and terminal services. The Company announced in January 1996 its intention to exit Commercial Engine Services consisting of airline engine, component and accessories repair operations and, accordingly, reported these businesses as discontinued operations in 1995. The sales of these businesses were completed in 1996. The continuing operations consist of Parts Distribution and ILS. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

(Dollars in Thousands)                                        1998           1997          1996          1995           1994
------------------------------------------------------------------------------------------------------------------------------
Selected Operating Data:
  Net sales                                                 $ 400,032       386,060       374,038       346,511        354,938
  Nonrecurring items (a)                                    $       -         1,436        (6,613)      (28,964)             -
  Provision (benefit) for income taxes (b)                  $ (32,175)        1,096         1,657        (1,574)         4,589
  Earnings (loss) from continuing operations (b)            $  61,736        26,424        (2,946)      (28,117)         4,565
  Earnings (loss) from discontinued operations              $   2,821         2,673        16,946      (212,958)         4,899
  Extraordinary item (c)                                    $       -             -        (3,421)            -              -
  Net earnings (loss) (b)                                   $  64,557        29,097        10,579      (241,075)         9,464
==============================================================================================================================
Financial Position:
  Total assets                                              $ 304,646       259,392       260,877       538,927        847,629
  Long-term debt                                            $  32,000        28,004        48,971       110,439        327,767
  Total debt to total capital                                   21.30%        22.30%        36.59%        78.17%         55.31%
==============================================================================================================================
Basic Per Share Data:
  Net earnings (loss) from continuing operations            $    3.22          1.34         (0.15)        (1.45)          0.24
  Net earnings (loss) from discontinued operations               0.15          0.14          0.87        (10.96)          0.25
  Net loss from extraordinary item                                  -             -         (0.18)            -              -
------------------------------------------------------------------------------------------------------------------------------
  Net earnings (loss) per share                             $    3.37          1.48          0.54        (12.41)          0.49
==============================================================================================================================
Weighted average common shares                             19,150,869    19,711,105    19,494,561    19,418,671     19,391,876
==============================================================================================================================
Diluted Per Share Data:
  Net earnings (loss) from continuing operations            $    3.17          1.32         (0.15)        (1.45)          0.23
  Net earnings (loss) from discontinued operations               0.15          0.13          0.87        (10.96)          0.25
  Net loss from extraordinary item                                  -             -         (0.18)            -              -
------------------------------------------------------------------------------------------------------------------------------
  Net earnings (loss) per share                             $    3.32          1.45          0.54        (12.41)          0.48
==============================================================================================================================
Weighted average common and dilutive potential
  common shares                                            19,466,419    20,061,205    19,494,561    19,418,671     19,488,598
==============================================================================================================================
Cash dividends per share                                    $       -             -             -          0.04           0.04
==============================================================================================================================

(a) The 1997 nonrecurring gain resulted from the repayment of a discounted note received in connection with the sale of the business aviation operations in 1995. Nonrecurring charges in 1996 resulted from the effect of final contract terms and transaction-related expenses in connection with the 1996 sale of the Fastener Business. The 1995 nonrecurring charges reflected the write-down of the Fastener Business assets (primarily inventory), the write-off of certain deferred charges and income from the finalization of the accounting related to certain businesses held for sale.

(b) Earnings from continuing operations and net earnings in 1998 included a $32.2 million tax benefit resulting from the release of $33.5 million of the federal deferred tax valuation allowance offset by provisions of certain U.S. state and foreign taxes.

(c) The extraordinary item in 1996 resulted from the write-off of unamortized financing costs associated with the Company's 1993 credit agreement which was refinanced in 1996.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW. The Company experienced continued growth in 1998 as a result of fundamental changes implemented in late 1996 which focused on the core aviation parts distribution and inventory information businesses. The net sales and resulting gross profit improvements stem from a strong aviation marketplace, although there was a weakening in sales growth during the second half of 1998. The expense reduction reflects the Company's ongoing cost control efforts and the streamlining of corporate functions.

     The following table is provided to show the results of the ongoing business (Parts Distribution and ILS) separate from those of the Fastener Business since it was sold in the third quarter of 1996. These results exclude nonrecurring items and interest:

               (In Thousands)                                 1998         1997        1996 (a)
               -------------------------------------------------------------------------------
               Net sales
                   Parts Distribution                       $371,422      359,373      327,313
                   ILS                                        28,610       26,687       24,872
               -------------------------------------------------------------------------------
                   Subtotal ongoing business                $400,032      386,060      352,185
                   Fastener Business                        $      -            -       23,085
               ===============================================================================
               Gross profit
                   Ongoing business                         $101,015       97,197       88,140
                   Fastener Business                        $      -            -        7,001
               ===============================================================================
               SG&A
                   Ongoing business                         $ 68,773       67,912       73,877
                   Fastener Business                        $      -            -        5,658
               ===============================================================================

               (a) Fastener Business results are through September 19, 1996, the date of the sale of this business.

A discussion of the financial condition and results of continuing operations for the Company follows and should be read in conjunction with the Consolidated Financial Statements and Notes included elsewhere in this report.

RESULTS OF OPERATIONS - 1998 VERSUS 1997. Net sales for the Parts Distribution business increased $12.0 million, or 3.4%, in 1998 compared to 1997. Parts Distribution sales increased $10.0 million, or 3.7%, in the Americas region, $1.7 million, or 4.9%, in Europe and $0.3 million, or 0.6%, in the Asia-Pacific region. ILS revenue increased $1.9 million, or 7.2%.

     Gross profit increased $3.8 million, or 3.9%, in 1998 compared with 1997 due to higher sales volume. Gross profit as a percentage of sales was slightly higher year over year.

     Selling and administrative expenses increased $0.9 million, or 1.3%, in 1998 primarily due to higher depreciation expenses resulting from the Company's new computer system implementation.

     The $1.4 million nonrecurring gain in 1997 was related to the repayment of a $12.0 million unsecured subordinated note received in connection with the 1995 sale of the business aviation operations. The Company had carried the note at a discounted value of $10.5 million.

      Interest expense in 1998 decreased $0.5 million reflecting lower average borrowings in 1998.

RESULTS OF OPERATIONS - 1997 VERSUS 1996. Net sales for the Parts Distribution business increased $32.1 million, or 9.8%, in 1997 compared to 1996. Parts Distribution sales increased $19.4 million, or 7.8%, in the Americas region, $6.6 million, or 18.6%, in Europe and $5.9 million, or 14.1%, in the Asia-Pacific region. ILS revenue increased $1.8 million, or 7.3%.

     Gross profit for the ongoing business increased $9.1 million, or 10.3%, in 1997 compared with 1996 primarily as a result of higher sales volume. Gross profit as a percentage of sales was slightly higher year over year.

     Selling and administrative expenses for the ongoing business decreased $6.0 million in 1997 primarily the result of high 1996 professional fees relating to amending the Company's former bank credit agreement and severance charges from staff reductions implemented in 1996.

     The $1.4 million nonrecurring gain in 1997 was related to the repayment of a $12.0 million note as described above. The 1996 nonrecurring charge of $6.6 million reflects the effect of the final contract terms and related transaction costs in connection with the disposal of the Fastener Business.

     Interest expense decreased $7.1 million in 1997 reflecting lower bank borrowings, lower interest rates and lower debt issuance amortization under the 1996 bank agreement. Proceeds from the businesses sold in 1996 significantly reduced debt.

EARNINGS PER SHARE. The table below provides additional information regarding the Company's diluted earnings (loss) per share from continuing operations.


                                           1998            1997         1996
        ----------------------------------------------------------------------
        Ongoing business                    $1.45          1.25          0.19
        Nonrecurring items                      -          0.07         (0.34)
        Deferred tax release                 1.72             -             -
        ---------------------------------------------------------------------
        Total continuing operations         $3.17          1.32         (0.15)
        =====================================================================

     The diluted earnings per share for continuing operations in 1998 was $3.17. The earnings from continuing operations includes a tax benefit of $33.5 million that if excluded gives the ongoing business diluted earnings per share of $1.45. The 1997 diluted earnings per share was $1.32 for the continuing operations. The earnings from continuing operations in 1997 includes a $0.07 per share nonrecurring amount for the gain resulting from the repayment of an unsecured subordinated note received in connection with the 1995 sale of the business aviation operations. Diluted earnings per share for the ongoing business increased 16.5% to $1.45 in 1998 from $1.25 in 1997. The weighted average dilutive shares decreased 3.0% due to the timing of the share repurchase program that was undertaken and completed during 1998.

     The 1996 diluted loss per share was $(0.15) for the continuing operations. The continuing operations amount includes a $(0.34) per share nonrecurring charge for the effects of the final contract terms and related transaction costs in connection with the disposal of the Fastener Business. The 1997 ongoing business diluted earnings per share increased over 550% from the 1996 ongoing business diluted earnings per share on a 2.9% increase in weighted average diluted shares.

FOREIGN OPERATIONS. The Company operates Parts Distribution customer service centers in Australia, Canada, Hong Kong, the Netherlands, New Zealand and Singapore, and a repair facility in the United Kingdom. These foreign operations use the U.S. dollar as their functional currency because the majority of their net sales and inventory purchases are denominated in U.S. dollars. Currently, there are no legal restrictions regarding the repatriation of cash from the foreign operations to the U.S. However, the Company's general policy is not to repatriate such cash. Net sales and earnings before income taxes for the operations located in foreign countries were $89.4 million and $4.4 million, respectively, for 1998, $93.1 million and $6.2 million, respectively, for 1997 and $84.8 million and $6.7 million, respectively, for 1996.

INCOME TAXES. The Company had an income tax benefit of $32.2 million in 1998. The benefit was attributable to the release of $33.5 million of a U.S. federal valuation allowance in the fourth quarter of 1998 offset by certain U.S. state and foreign taxes. An additional $11.9 million of net valuation allowance was released in 1998 based on net operating loss ("NOL") utilization from actual current year earnings. Management periodically assesses the realizability of deferred tax assets and adjusts the related valuation allowance based on the amount of these assets management believes is more likely than not to be realized. During the fourth quarter of 1998, management assessed the Company's historical earnings and expected future operating results and determined that the realization of all U.S. federal tax assets was more likely than not and released the valuation allowance for these assets. However, management believes it may not generate sufficient future income in certain U.S. state and foreign tax jurisdictions to realize all their NOL carryforwards before expiration. Accordingly, a valuation allowance of $14.7 million remains on the net deferred tax assets. The Company will continue to monitor and assess the realizability of deferred tax assets. Therefore, future changes in the valuation allowance may occur.

     At December 31, 1998, the Company had NOL carryforwards for U.S. federal income taxes of approximately $180 million expiring from 2009 to 2011. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of U.S. federal NOL carryforward that can be utilized. The amount of the annual limitation can vary significantly based on certain factors existing at the date of the change. Unless an ownership change occurs that significantly limits the amount of NOL that can be utilized, the Company will pay only alternative minimum taxes ("AMT") for U.S. federal income tax purposes until the NOLs are fully utilized. Based on current and expected future earnings levels, the NOLs may not be fully utilized for several years. The Company's future financial statements will reflect U.S. federal income tax expense at a more typical effective tax rate due to the release of the valuation allowance.

     Income tax expense in 1997 and 1996 was $1.1 million and $1.7 million, respectively, representing an effective tax rate of 3.7% and 13.5%, respectively. The effective tax rates were substantially below the U.S. federal statutory rate due to release of valuation allowance as a result of utilizing NOLs based on actual earnings in those periods. The 1996 income tax expense also reflects the tax basis difference in the stock of a foreign subsidiary that was sold as a part of the sale of Commercial Engine Services.

FINANCIAL RESOURCES AND LIQUIDITY. The Company's working capital and operating needs are met through a combination of cash flow from operations and borrowings under revolving lines of credit. Aviall's current senior secured credit facilities consist of a $50 million secured term loan due through 2001 (the "Term Loan"), and a $50 million secured revolving loan due in 2001 (the "Revolver") with availability determined by reference to a borrowing base of eligible accounts receivable and inventory of the Company. The credit facilities contain various covenants, including financial covenants, and limitations on debt, dividends and capital expenditures.
See Note 9 to the Financial Statements for further discussion.

     In January 1998, the Company announced a share repurchase program to buyback up to 10% of the Company's outstanding common stock in open market transactions, depending on market, economic and other factors. The Company completed this share repurchase program in the third quarter of 1998, having purchased a total of two million shares. The Company utilized its existing credit facility to partially finance the stock repurchases.
The total cost of the shares was $27.7 million.

     In January 1997, a $12 million subordinated note received in connection with the March 1995 asset sale of the business aviation operations was repaid. The Company applied the proceeds as a permanent reduction of the Term Loan. The subordinated note bore interest at 12% per annum payable semiannually, and accrued interest of $0.3 million was received by the Company at the time of the note repayment. Because of the uncertainty regarding the collection of the note in March 1995, the Company carried the note at a discounted value of $10.5 million.

     The Company believes that its expected cash flow from operations and availability under its revolving lines of credit are sufficient to meet its current working capital and operating needs.

CASH FLOWS. Cash flow from continuing operations, excluding working capital changes, was $34.6 million in 1998 compared to $30.5 million in 1997 and $13.2 million in 1996. These increases in 1998 and 1997 principally resulted from increased sales and gross profits. Continuing operations working capital increased $14.3 million in 1998 compared to 1997 and $20.4 million in 1997 compared to 1996. The 1998 working capital increase reflected higher inventory levels for higher anticipated sales volume and payments for retained liabilities for businesses sold. The increase in 1997 was mainly due to lower liabilities associated with the payments related to businesses previously sold and an increase in receivables, reflecting higher sales. The 1996 working capital increase reflected a decrease in accounts payable due to the reduction in outstanding checks and a decrease in accrued expenses as reserves established in connection with the sale of businesses were repaid.

     Capital spending was $3.7 million, $4.3 million and $1.2 million in 1998, 1997 and 1996, respectively. In addition, the Company paid $5.8 million in 1998 for the acquisition of distribution rights for AlliedSignal remanufactured aviation turbochargers. Major projects in 1998, 1997 and 1996 included information systems-related investments. Based on the Company's present plans for improving its information technology capabilities, annual capital expenditures for the continuing business are expected to be approximately $3.5 million in 1999 and $1 million to $3 million per year thereafter. Also, the Company expects to spend approximately $4.3 million on retained environmental liabilities in 1999.

     Net cash flows used in financing activities were $15.3 million in 1998, $14.5 million in 1997, and $254.4 million in 1996. In 1998, the Company purchased two million shares of its common stock at a total cost of $27.7 million. The Company completed the sales of the Commercial Engine Services businesses and the Fastener Business in 1996. Total cash proceeds were $261.3 million, net of transaction and closing costs, and were used to repay debt in accordance with the requirements of the Company's previous credit facilities. The remaining borrowings under the previous credit facilities were repaid in September 1996 from new borrowings under the existing credit facilities.

ENVIRONMENTAL MATTERS. The Company's Parts Distribution business, which includes parts repair operations, requires the use, storage and disposition of certain chemicals in small quantities which are regulated under various federal and state environmental protection laws. These laws require the Company to eliminate or mitigate the impact of these substances on the environment. In response to these requirements, the Company has upgraded facilities and implemented programs to detect and minimize contamination. Due to the small quantities of chemicals used and the current programs in place, the Company does not anticipate any material environmental liabilities or significant capital expenditures will be incurred in the future related to these operations to comply or remain in compliance with existing environmental regulations.

     Certain of the Company's previously owned businesses (see Note 3 to the Consolidated Financial Statements) required the use of certain chemicals classified by various state and federal agencies as hazardous substances. The Company retains environmental liabilities related to these businesses for the period during which they were operated by the Company. The Company is involved in various stages of investigation and cleanup to comply with state and federal regulations at these locations. The primary locations are Burbank, California, Dallas (Forest Park), Texas and Commercial Engine Services properties ("CES Properties") which include three locations in Texas (Love Field, Carter Field and McAllen) and one location in Prestwick, Scotland.

     The Company has been named a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act and the Superfund Amendments and Reauthorization Act at five third-party disposal sites to which wastes were allegedly sent by the previous owner of assets used in the Company's former engine services operations. The Company did not use these identified disposal sites. Accordingly, the previous owner has retained, and has been discharging, all liability associated with the cleanup of these sites pursuant to the sales agreement. Although the Company could be potentially liable in the event of nonperformance by the previous owner, it does not anticipate nonperformance. Based on this information, the Company has not accrued any costs associated with these third-party sites. The Company has also received notices or inquiries from certain state agencies and other private parties with respect to certain other environmental matters. These matters are in the preliminary stage of investigation, and the ultimate cost cannot presently be estimated.

     In addition, the Company's former Burbank, California engine overhaul facility is located within the boundaries of the Burbank Unit of the San Fernando Valley Superfund Sites. The EPA selected an interim remedial action for the Burbank Unit, including multiyear operation and maintenance of a ground water treatment system. Lockheed and certain other parties entered into a consent decree with the EPA under which Lockheed agreed to implement and finance a portion of the interim remedial action for a limited period.

     In May 1994, the Company was notified by the EPA that it had been named a PRP with respect to the Burbank Unit. In June 1995, the Company and certain other defendants entered into an agreement with Lockheed to settle a lawsuit filed by Lockheed in April 1994 against the Company and more than 100 other parties seeking recovery of or contribution to Lockheed's response costs to comply with the consent decree. Pursuant to the agreement, in exchange for a $2.2 million cash payment made in June 1995, the Company was released from and protected against certain environmental response costs for the Burbank Unit through expiration of the interim remedy period established by the EPA, certain claims by the EPA for costs of oversight of the Burbank Unit and certain other matters. The agreement does not cover certain matters including environmental response costs for any final remedy which may be established by the EPA, certain EPA oversight costs and costs of any changes mandated by the EPA to the present interim remedy for the Burbank Unit.

     The agreement with Lockheed had been subject to court approval of a new consent decree relating to the interim remedy for the Burbank Unit. Court approval was obtained in 1998. The Company presently has determined that additional reserves related to the Burbank Unit are not required due to the uncertainty of the additional costs, if any, associated with any changes to the interim remedy or any final remedy.

     The Company, together with approximately 50 other parties, were defendants in numerous separate lawsuits alleging personal injury and/or property damage arising out of the alleged release of toxic substances into the air, soil and/or groundwater in the City of Burbank, California. In addition to Aviall, the named defendants in these suits included Lockheed and certain other parties who were named PRPs with respect to the Burbank Unit. These cases, which were filed in the Superior Court of California and involve over 3,000 plaintiffs, have been consolidated. The court has approved the terms of a proposed settlement between the plaintiffs and certain defendants, including the Company. The payment by the Company pursuant to the proposed settlement is not material. The settlement agreement is expected to be finalized in the first quarter of 1999.

     The Company is presently implementing a state agency approved cleanup for its former Forest Park facility. The Company believes existing financial reserves for the environmental remediation of this location are sufficient. There are various stages of discussions underway with state agencies regarding the appropriate remediation for ground water and soil contamination at the CES Properties located in Texas. The Company has completed the state agency required remediation on soil and ground water issues for the Carter Field and McAllen locations. During 1997, investigations were completed at Love Field, Texas and Prestwick, Scotland. The Company received notification of an approved plan in 1997 from the Scotland Environmental Protection Agency on soil and ground water issues for the Prestwick, Scotland site. The approved plan is currently being implemented at the Scotland site. Also during 1998, the Company submitted a Conceptual Exposure Assessment Model for the Love Field site to the state agency for approval. Based on current information, the Company believes existing financial reserves for environmental corrective measures at the CES Properties are sufficient. In addition, the Company is in litigation with a previous owner of various of these locations as to their potential shared liability associated with the cleanup of these sites. Due to the uncertainty of recoverability of the claim the Company has made against the previous owner, a receivable has not been recorded. In February 1998, a proposed settlement for $1.5 million was reached with insurers of the CES Properties. This settlement is expected to be finalized in the first quarter of 1999. The Company will recognize the recovery of this settlement when received.

     At December 31, 1998 and 1997, accrued environmental liabilities amounted to $18.3 million and $20.4 million, respectively. No environmental expense was recorded in 1998, 1997 or 1996. The ultimate cost of the Company's environmental liabilities has been estimated, including exit costs related to both Commercial Engine Services and other previously owned businesses. The Company's estimates will change in the future as more information becomes available with respect to the level of contamination, the effectiveness of selected remediation methods, the stage of management's investigation at the individual sites and the recoverability of such costs from third parties. The expected cash funding requirements for 1999 related to environmental liabilities are $4.3 million. The estimated environmental remediation expense to be recorded with respect to the ongoing business is not expected to be significant in the foreseeable future based on the nature of the activities presently conducted. Based on information presently available and Company programs to detect and minimize contamination, management believes that the ultimate disposition of environmental matters will not have a material adverse effect on the Company's results of operations, cash flows or financial condition although certain environmental matters could be material to cash flows in any one year (see Note 14 to the Consolidated Financial Statements).

NEW ACCOUNTING PRONOUNCEMENTS. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" in June 1998. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Changes in fair value of derivatives that do not qualify as hedges are recognized in earnings when they occur. Changes in fair value of derivatives that qualify as hedges are generally recognized in earnings in the same period as the item being hedged. SFAS 133 is effective for the Company's year ending December 31, 2000. The Company does not expect the adoption of this statement to have a significant impact on the consolidated financial statements.

     The Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") in March 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Generally, external direct costs of materials and services consumed in developing or obtaining internal-use computer software and internal payroll costs for employees who are directly associated with and who devote time to the internal use software project are capitalized. Costs incurred in the preliminary project stage, training costs and data conversion costs should be expensed as incurred. The SOP is effective January 1, 1999. The Company does not expect adoption of SOP 98-1 to have a significant impact on the consolidated financial statements.

YEAR 2000 COMPUTER SYSTEM COMPLIANCE. Many existing computer software and hardware programs refer to the year by only using the last two digits of the year. These computer programs will not properly interpret the year 2000. These programs, unless upgraded, could fail or create erroneous results causing a disruption in the operations of a company.

     STATE OF READINESS. During 1998, hardware and system software reviews for Year 2000 compliance, including information technology ("IT") and non-IT systems, were conducted by the Company with the assistance of outside consultants. In addition, the Company is assessing its exposure from external sources to Year 2000 failures, including major suppliers, customers and third-party providers. The Company is replacing its financial and Parts Distribution applications software with Year 2000 compliant systems. The replacement of the financial software was implemented in the second quarter of 1998. The Parts Distribution applications software replacement was implemented on schedule in the first quarter of 1999. ILS utilizes internally developed applications software. The program modifications to make this proprietary software Year 2000 compliant have been completed. Testing and validation of these modifications will continue to be conducted during the first quarter of 1999. The following is a table showing the Company's critical systems state of readiness for Year 2000 based on management's assessment:

                   STATE OF READINESS AS OF DECEMBER 31, 1998

                  INTERNAL IT AND NON-IT SYSTEMS AND EQUIPMENT

                                                                    ESTIMATED
                                                                     PERCENT            ESTIMATED
                                PHASE                               COMPLETE         COMPLETION DATE
                                -----                               ---------        ---------------
      Awareness                                                       100%           Complete
      Assessment of changes required                                   95%           1st Quarter 1999
      Remediation or replacement                                       75%           2nd Quarter 1999
      Testing                                                          90%           3rd Quarter 1999
      Contingency planning as applicable                                5%           3rd Quarter 1999

                 SUPPLIERS, CUSTOMERS AND THIRD-PARTY PROVIDERS

                                                                   ESTIMATED
                                                                    PERCENT             ESTIMATED
                                PHASE                              COMPLETE          COMPLETION DATE
                                -----                              ---------         ---------------
      Awareness - identify companies                                  100%           Complete
      Assessment questionnaires completed by major suppliers          100%           Complete
      Detailed assessment review with key third-party providers        20%           2nd Quarter 1999
      Review contractual commitments                                    0%           3rd Quarter 1999
      Risk assessment                                                  10%           2nd Quarter 1999
      Contingency planning as applicable                                5%           2nd Quarter 1999
      Testing as applicable                                             0%           3rd Quarter 1999

     COSTS. The Company has replaced its Parts Distribution applications and financial software with an integrated enterprise system at a cost of approximately $5 million which is being capitalized. The replacement resulted from both the need to enhance the efficiencies and effectiveness of the Parts Distribution operating system by replacing several old legacy systems and to address the Year 2000 issue. Approximately $200,000 has been expensed to date related to Parts Distribution for Year 2000 issues. An estimated additional $200,000 will be expensed. The cost expensed to date to modify the ILS operating software was $125,000. An additional $100,000 is expected to be required to complete this project, including testing.

     RISKS AND CONTINGENCY PLANS. In management's assessment, the most likely worst case scenario for Year 2000 non-compliance for Parts Distribution would result if suppliers were unable to ship inventory. The Company has distributed questionnaires to its major suppliers to assess their Year 2000 readiness. Management may adjust inventory purchasing prior to January 1, 2000 for any suppliers with suspected Year 2000 issues. In addition, Parts Distribution does limited electronic data interchange ("EDI") with both suppliers and customers. Purchase and sale orders from EDI suppliers or customers could be processed manually if EDI failed from either side. Management's assessment of the most likely worst case scenario for ILS would result if either the listing companies were unable to update their data or clients were unable to access ILS' database due to their own systems not being Year 2000 compliant. The Company has distributed information through the mail and the ILS website on corrective actions that clients can take to address Year 2000 compliance of their own systems. The Company depends on third-party providers for key services such as telecommunications, utilities and transportation. Interruption of these services could, in management's view, have a material impact on the operations of the Company. The Company has begun to evaluate the readiness of these critical suppliers. The Company will assess and develop contingency plans throughout 1999 depending on circumstances encountered during the year. Although Aviall's management presently believes the Company is taking appropriate steps to assess and correct its Year 2000 issues, due to the general uncertainty inherent in the Year 2000 issue and the readiness of third parties, Aviall is unable to determine whether Year 2000 will have a material adverse effect on the Company's results of operations or financial condition.

OUTLOOK. Aviall primarily participates in the global aviation aftermarket through its core aviation Parts Distribution and ILS businesses. The Company is affected by the general economic cycle, particularly as it influences flight activity in commercial, business and general aviation. Aviall serves a significant number of customers in the Asia-Pacific and Latin American regions. Recently, countries in these regions have experienced financial market volatility and the currencies of certain countries have fallen in value relative to the U.S. dollar. These factors reduced demand for air travel in the Asia-Pacific region in 1998 and as a result reduced customers' need for aircraft parts and their ability to pay in a timely manner. Continued volatility in Latin America could produce similar results in that region in 1999. Recent improvements in the Asia-Pacific region may lead to a slow business recovery in the region in 1999, which could result in greater demand for aircraft parts in this region.

     The continued strong domestic economy combined with recent changes in the legal environment for aviation product liability have resulted in renewed growth in both business and general aviation, increasing demand for the Company's products and services. Management believes that Aviall's competitive strengths in service and availability position the Company to benefit from future growth in these segments.

     Commercial airlines in North America and Europe continue to effectively manage their capacity by retiring older aircraft as new aircraft are delivered, limiting growth in demand for replacement parts. Management is actively seeking new sources of supply for airline products to expand Aviall's growth in this segment.

     The Company's ability to manage its inventory is affected by the relative efficiency of its suppliers. Also, changes in the Company's portfolio of products and suppliers can result in periodic noncash charges to write down inventory of discontinued products.

     Information and communication technology is evolving rapidly, and developments such as the Internet could affect proprietary database service companies such as ILS and traditional distribution companies. Management believes that the active employment by the Company of these new technologies, such as the Internet, will enable it to maintain its technological leadership and minimize the risk of obsolescence. A new version of the aviall.com website currently in development will offer significant improvements to the functionality of the on-line Parts Distribution ordering system, drawing on the advanced Internet capabilities of the new Lawson InSight(tm) enterprise system. Similarly, ILS is preparing new content for its website that will be offered in its new ILSmart service. ILS is also continuing its transition into electronic commerce, and is working with a number of firms to offer new services in this area.

     The operations modules of the Lawson InSight(tm) system were implemented by Parts Distribution in February 1999. Normal systems implementation issues and the learning curve associated with the new processes significantly affected sales in February and early March. The Company and Lawson have addressed the major issues with the system, and Parts Distribution employees are increasing their proficiency with the system every day. As a result, management believes the issues associated with the implementation will not have a material effect in future periods.

     AviallOne, a new program to improve sales processes and enhance customer service, will be a key internal focus for Parts Distribution throughout 1999. It will establish one high standard of proficiency using the Lawson InSight(tm) system to better meet specific customer requirements. In addition to improving the efficiency and increasing call capacity in the Dallas Sales Center, AviallOne will enable Parts Distribution to measure, document and implement best practices in the Sales organization and to provide an excellent experience for all customers.

     In February 1999, the Company announced that its Board of Directors had retained an investment banking firm to assist the Company in exploring alternatives to improve shareholder value. In that regard, the Company's Board authorized management to examine a range of possible transactions which may include a sale, joint venture or other transaction involving the Company or either of its two operating businesses, Parts Distribution and ILS. There can be no assurance that any such transaction will be completed or of the terms or timing of any such transaction.

CERTAIN FORWARD-LOOKING STATEMENTS. This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations of the Company as well as its customers and suppliers, including as a result of competitive factors and pricing pressures, shifts in market demand, Year 2000 issues, general economic conditions and other factors including, among others, those that effect flight activity in commercial, business and general aviation, the business activities of the Company's customers and suppliers and developments in information and communication technology. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK. The Company has market risk exposure arising from changes in interest rates and foreign exchange rates. The Company from time to time has used financial instruments to offset such risks. Financial instruments are not used for trading or speculative purposes.

     The Company's earnings are affected by changes in short-term interest rates as a result of borrowings under its Credit Facilities which bear interest based on floating rates. The Company has periodically entered into interest rate caps, swaps and other similar instruments to reduce the impact of fluctuation in interest rates on its floating rate debt and may do so in the future. As of December 31, 1998 and 1997, there were no interest rate hedges in place.

     At December 31, 1998, the Company had approximately $45.6 million of variable rate debt obligations outstanding with a weighted average interest rate of 6.38%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels at December 31, 1998, would change interest expense by approximately $291,000.

     The Company's foreign operations utilize the U.S. dollar as their functional currency. Foreign currency translation and transaction gains and losses are included in earnings. Foreign currency transaction exposure relates primarily to foreign currency denominated accounts receivables and the transfer of foreign currency from subsidiaries to the parent company. The Company has sale transactions denominated in foreign currencies in Australia, Canada and New Zealand. Currency transaction exposures are not hedged. Unrealized currency translation gains and losses are recognized each month upon translation of the foreign subsidiaries' balance sheets to U.S. dollars. In certain situations, the Company uses foreign currency borrowings as a hedge against foreign denominated net assets. As of December 31 1998 and 1997, the Company had a Canadian dollar denominated loan of $1.7 million and $2.6 million, respectively.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to the directors of Aviall is set forth under the caption "Election of Directors" of Aviall's Proxy Statement for the 1999 Annual Meeting of Stockholders ("Proxy Statement") to be filed with the Commission pursuant to Regulation 14A, which is incorporated herein by reference.

     The information required by this item regarding executive officers is set forth in Item 1 of Part I of this report, and incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

     The information required by this item is set forth under the captions "Compensation of Directors," "Compensation of Executive Officers," "Option/SAR Grants in 1998," "Aggregated Option/SAR Exercises in 1998 and December 31, 1998 Option/SAR Values" and "Retirement Benefits" of the Proxy Statement, to be filed with the Commission pursuant to Regulation 14A, which is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth under the caption "Beneficial Ownership of Common Stock" of the Proxy Statement, to be filed with the Commission pursuant to Regulation 14A, which is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14: EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report:

         (1) Consolidated Financial Statements of Aviall, Inc. and its subsidiaries:

                  Report of Independent Accountants
                  Consolidated Statements of Income
                  Consolidated Balance Sheets
                  Consolidated Statements of Shareholders' Equity
                  Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements

         (2) Consolidated Financial Statement Schedules:

                  Schedule II - Valuation Accounts

             All other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

              (3) Exhibits:

   Exhibit
     No.                               Description
   -------                             -----------
     3.1*            Restated Certificate of Incorporation of Aviall (Exhibit
                     3.1 to Aviall's Annual Report on Form 10-K for the fiscal
                     year ended December 31, 1993 (the "1993 Form 10-K"))

     3.2*            By-Laws of Aviall (Exhibit 3.2 to the 1993 Form 10-K)

     3.3* Amendment to the By-Laws of Aviall (incorporated by reference to Exhibit 4.3 to Aviall's Post-Effective
                     Amendment No. 1 to the Registration Statement on Form S-8
                     (Commission File No. 33-72602))

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

    10.1*+           Aviall, Inc. Stock Incentive Plan (Exhibit 10.1 to the
                     1993 Form 10-K)

    10.2*+           Aviall, Inc. 1998 Stock Incentive Plan (Exhibit 10.2 to
                     Aviall's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998)

    10.3+            Aviall, Inc. Amended and Restated 1998 Directors Stock
                     Plan

    10.4* Distribution and Indemnity Agreement by and between Aviall and Ryder dated November 23, 1993 (Exhibit 10.3 to the
                     1993 Form 10-K)

    10.5* Tax Sharing Agreement by and between Aviall and Ryder dated November 23, 1993 (Exhibit 10.4 to the 1993 Form
                     10-K)

    10.6*+ Form of Severance Agreement between Aviall and its executive officers (Exhibit 10.5 to Aviall's Annual Report on Form 10-K for the fiscal year ended December 31, 1997
                     (the "1997 Form 10-K"))

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

    10.10* Credit Agreement, dated as of September 26, 1996, by and among Aviall, Inc. and the financial institutions parties thereto (Exhibit 10.1 to Aviall's Quarterly Report on Form
                     10-Q for the quarterly period ended September 30, 1995)

   Exhibit
     No.                               Description
   -------                             -----------
    10.11*           First Amendment to Credit Agreement, dated January 28,
                     1998, by and among Aviall, Inc. and the financial
                     institutions parties thereto (Exhibit 10.13 to the 1997
                     Form 10-K)

    21.1             Subsidiaries of Aviall

    23.1             Consent of PricewaterhouseCoopers LLP

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

                                       AVIALL, INC.

March 15, 1999                         By   /s/ Eric E. Anderson
                                            -----------------------------
                                            Eric E. Anderson
                                            Chairman, President and Chief
                                            Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                    SIGNATURE                                                          TITLE
                    ---------                                                          -----
               /s/ Eric E. Anderson                                     Chairman, President and Chief Executive Officer
---------------------------------------------------------                        (Principal Executive Officer)
                  Eric E. Anderson

             /s/ Jacqueline K. Collier                                           Vice President and Controller
---------------------------------------------------------                        (Principal Accounting Officer)
                Jacqueline K. Collier

           /s/ Cornelius Van Den Handel                                          Vice President and Treasurer
---------------------------------------------------------                        (Principal Financial Officer)
              Cornelius Van Den Handel

                Robert G. Lambert*                                                         Director
---------------------------------------------------------
                 Robert G. Lambert

                Henry A. McKinnell*                                                        Director
---------------------------------------------------------
                Henry A. McKinnell

                 Donald R. Muzyka*                                                         Director
---------------------------------------------------------
                 Donald R. Muzyka

               Richard J. Schnieders*                                                      Director
---------------------------------------------------------
               Richard J. Schnieders

                 Bruce N. Whitman*                                                         Director
---------------------------------------------------------
                 Bruce N. Whitman

* The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K pursuant to the Powers of Attorney executed on behalf of the above-named officers and directors of the Registrant and contemporaneously filed herewith with the Securities and Exchange Commission.


March 15, 1999                          /s/ Jeffrey J. Murphy
                                        ----------------------------------
                                        Jeffrey J. Murphy
                                        Attorney-in-Fact

                                  AVIALL, INC.
       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                           PAGE
ITEM 14(a)(1):  CONSOLIDATED FINANCIAL STATEMENTS

     REPORT OF INDEPENDENT ACCOUNTANTS......................................F-2

     CONSOLIDATED FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF INCOME..................................F-3

         CONSOLIDATED BALANCE SHEETS........................................F-4

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY....................F-5

         CONSOLIDATED STATEMENTS OF CASH FLOWS..............................F-6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................F-7

ITEM 14(a)(2):  CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

     SCHEDULE II - VALUATION ACCOUNTS......................................F-27

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
     and Shareholders of Aviall, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 21 present fairly, in all material respects, the financial position of Aviall, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Dallas, Texas
January 27, 1999

                                  AVIALL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                              Years Ended December 31
                                                                       ----------------------------------------
                                                                           1998           1997           1996
---------------------------------------------------------------------------------------------------------------
Net sales                                                                $400,032        386,060        374,038
Cost of sales                                                             299,017        288,863        278,897
---------------------------------------------------------------------------------------------------------------
Gross profit                                                              101,015         97,197         95,141
Operating and other expenses:
   Selling and administrative expenses                                     68,773         67,912         79,535
   Nonrecurring items                                                           -         (1,436)         6,613
   Interest expense                                                         2,681          3,201         10,282
---------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations before income taxes             29,561         27,520         (1,289)
Provision (benefit) for income taxes                                      (32,175)         1,096          1,657
---------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations                                 61,736         26,424         (2,946)
Discontinued operations:
   Gain on disposal                                                         2,821          2,673         16,946
---------------------------------------------------------------------------------------------------------------
Earnings from discontinued operations                                       2,821          2,673         16,946
---------------------------------------------------------------------------------------------------------------
Earnings before extraordinary item                                         64,557         29,097         14,000
Extraordinary item                                                              -              -         (3,421)
---------------------------------------------------------------------------------------------------------------
Net earnings                                                             $ 64,557         29,097         10,579
===============================================================================================================

Basic net earnings (loss) per share:
   Earnings (loss) from continuing operations                            $   3.22           1.34          (0.15)
   Earnings from discontinued operations                                     0.15           0.14           0.87
   Extraordinary item                                                           -              -          (0.18)
---------------------------------------------------------------------------------------------------------------
   Net earnings                                                          $   3.37           1.48           0.54
===============================================================================================================
Weighted average common shares                                         19,150,869     19,711,105     19,494,561
===============================================================================================================
Diluted net earnings (loss) per share:
   Earnings (loss) from continuing operations                            $   3.17           1.32          (0.15)
   Earnings from discontinued operations                                     0.15           0.13           0.87
   Extraordinary item                                                           -              -          (0.18)
---------------------------------------------------------------------------------------------------------------
   Net earnings                                                          $   3.32           1.45           0.54
===============================================================================================================
Weighted average common and dilutive potential common shares           19,466,419     20,061,205     19,494,561
===============================================================================================================


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            December 31,
                                                                                      -------------------------
                                                                                       1998             1997
---------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                        $   3,136            7,556
   Receivables                                                                         59,357           59,119
   Inventories                                                                         84,078           73,414
   Prepaid expenses and other current assets                                            1,849            1,627
   Deferred income taxes                                                                7,674           11,795
--------------------------------------------------------------------------------------------------------------
Total current assets                                                                  156,094          153,511
--------------------------------------------------------------------------------------------------------------
Property, plant and equipment                                                          10,331            9,758
Intangible assets                                                                      58,709           55,134
Deferred income taxes                                                                  76,222           37,530
Other assets                                                                            3,290            3,459
--------------------------------------------------------------------------------------------------------------
Total assets                                                                        $ 304,646          259,392
==============================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                $  13,628            8,556
   Accounts payable                                                                    31,615           27,765
   Accrued expenses                                                                    34,934           40,309
--------------------------------------------------------------------------------------------------------------
Total current liabilities                                                              80,177           76,630
--------------------------------------------------------------------------------------------------------------
Long-term debt                                                                         32,000           28,004
Other liabilities                                                                      23,880           27,397
Shareholders' equity (common stock of $.01 par value per share with 80,000,000 shares authorized; 20,180,267 shares and 19,900,195 shares issued at
   December 31, 1998 and 1997, respectively; 18,180,267 shares and 19,900,195 shares outstanding at December 31, 1998 and 1997, respectively; preferred stock of $.01 par value per share with 10,000,000
   shares authorized and no shares issued and outstanding)                            168,589          127,361
--------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                          $ 304,646          259,392
==============================================================================================================


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                   Common Stock
                              ------------------------                                   Additional     Retained
                                Shares                      Treasury    Unearned          Paid-In       Earnings
                              Outstanding       Amount       Stock    Compensation        Capital       (Deficit)     Total
----------------------------------------------------------------------------------------------------------------------------
At December 31, 1995            19,443,712       $194           -             -                  -      (232,881)    $82,532
Net earnings                             -          -           -             -                  -        10,579      10,579
Common stock issued                107,976          1           -             -                849             -         850
----------------------------------------------------------------------------------------------------------------------------

At December 31, 1996            19,551,688        195           -             -            316,068      (222,302)     93,961
Net earnings                             -          -           -             -                  -        29,097      29,097
Restricted stock awards                  -          -           -          (947)               947             -           -
Compensation expense                     -          -           -           294                  -             -         294
Common stock issued                348,507          4           -             -              4,005             -       4,009
----------------------------------------------------------------------------------------------------------------------------
At December 31, 1997            19,900,195        199           -          (653)           321,020      (193,205)    127,361
Net earnings                             -          -           -             -                  -        64,557      64,557
Restricted stock awards                  -          -           -          (383)               383             -           -
Compensation expense                     -          -           -           323                  -             -         323
Common stock issued                280,072          3           -             -              3,360             -       3,363
Treasury stock purchased        (2,000,000)         -     (27,733)            -                  -             -     (27,733)
Reversal of valuation
   allowance on tax benefit
   from exercise of stock
   options in prior years                -          -           -             -                455             -         455
Tax benefit from exer-                                                        -
   cise of stock options                 -          -           -                              263             -         263
----------------------------------------------------------------------------------------------------------------------------

At December 31, 1998            18,180,267       $202     (27,733)         (713)           325,481      (128,648)   $168,589
============================================================================================================================


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                          Years Ended December 31,
                                                                                  ----------------------------------------
                                                                                      1998           1997           1996
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                    $  64,557        29,097         10,579
   Gain on disposal of discontinued operations                                        (2,821)       (2,673)       (16,946)
   Nonrecurring items                                                                      -        (1,436)         6,613
   Extraordinary loss                                                                      -             -          3,421
   Depreciation and amortization                                                       5,695         5,426          9,469
   Compensation expense on restricted stock awards                                       323           294              -
   Deferred income taxes                                                             (33,870)         (181)            43
   Reversal of valuation allowance on tax benefit from exercise of stock
     options in prior years                                                              455             -              -
   Tax benefit from exercise of stock options                                            263             -              -
   Changes in:
     Receivables                                                                         424        (8,090)          (290)
     Inventories                                                                     (10,564)         (200)         3,471
     Accounts payable                                                                  3,850          (724)       (16,577)
     Accrued expenses                                                                 (3,489)       (8,420)       (13,616)
     Other, net                                                                       (4,571)       (2,982)          (148)
   Discontinued operations working capital changes                                         -             -          5,020
-------------------------------------------------------------------------------------------------------------------------
                                                                                      20,252        10,111         (8,961)
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of distribution rights                                                    (5,753)            -              -
   Capital expenditures                                                               (3,726)       (4,348)        (1,179)
   Sales of property, plant and equipment                                                109           110          2,198
   Proceeds from repayment of note receivable                                              -        12,000              -
   Proceeds from businesses sold                                                           -             -        261,276
   Net change in discontinued operations property, plant and equipment                     -             -            603
-------------------------------------------------------------------------------------------------------------------------
                                                                                      (9,370)        7,762        262,898
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                                        (27,733)            -              -
   Net change in revolving credit facility                                            17,623        (2,178)      (132,580)
   Debt repaid                                                                        (8,555)      (16,339)      (169,880)
   Issuance of common stock                                                            3,363         4,009            850
   Debt proceeds                                                                           -             -         50,000
   Debt issue costs paid                                                                   -             -         (2,826)
-------------------------------------------------------------------------------------------------------------------------
                                                                                     (15,302)      (14,508)      (254,436)
-------------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                   (4,420)        3,365           (499)
Cash and cash equivalents, beginning of year                                           7,556         4,191          4,690
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                             $   3,136         7,556          4,191
=========================================================================================================================
CASH PAID FOR INTEREST AND INCOME TAXES:
   Interest                                                                        $   2,643         3,655         17,178
   Income taxes                                                                    $   1,430         1,080          1,008


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - BACKGROUND AND ORGANIZATION

     Aviall, Inc. ("Aviall" or the "Company") is a leading distributor of new aviation parts ("Parts Distribution") and provider of related inventory information services ("ILS"). The Company reports Parts Distribution and ILS as separate operating segments (see Note 16).

     Aviall operated as a wholly owned subsidiary of Ryder System, Inc. ("Ryder") until December 7, 1993 when Ryder distributed Aviall's stock to Ryder's shareholders as a tax free dividend and established Aviall as a publicly held corporation separate from Ryder. In January 1996, Aviall announced its intention to exit the commercial engine services businesses consisting of its airline engine, component and accessories repair operations ("Commercial Engine Services") and, accordingly, reported these businesses as discontinued operations. The sales of these businesses were completed in 1996 (see Note 3). In September 1996, the Company sold its aerospace fastener distribution business (the "Fastener Business") (see Note 4).

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

CASH AND CASH EQUIVALENTS. The Company considers all highly-liquid, interest-bearing instruments with an original maturity of three months or less to be cash equivalents. The Company reclassifies cash overdrafts to accounts payable. Cash overdrafts included in accounts payable were $5.2 million and $5.1 million at December 31, 1998 and 1997, respectively.

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

INTANGIBLE ASSETS. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is amortized using the straight-line method over the expected life which is forty years. Other intangible assets, principally distribution rights, are amortized using the straight-line method over the life of the contract.

LONG-LIVED ASSETS. It is the Company's policy to periodically review the net realizable value of its long-lived assets, including goodwill and other intangible assets, through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts which are in excess of estimated gross future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. Based upon its most recent analysis, the Company believes no impairment of long-lived assets exists at December 31, 1998.

ENVIRONMENTAL COSTS. A liability for environmental assessments and/or cleanup is accrued when it is probable a loss has been incurred and is estimable. Generally, the timing of these accruals coincides with the identification of an environmental obligation through the Company's internal procedures or upon notification from regulatory agencies. Recoveries from insurers or other third parties of these liabilities, if any, are recognized upon receipt of payment.

FINANCING COSTS. Fees associated with the incurrence of long-term debt are reflected as a discount on the associated debt. Issue costs associated with obtaining debt are recorded as a deferred charge. All fees and issue costs are included in interest expense and amortized over the term of the related debt utilizing an effective interest rate method. Amortization of financing costs amounted to $0.3 million, $0.4 million and $6.9 million in 1998, 1997 and 1996, respectively.

FOREIGN CURRENCY TRANSLATION. The Company's foreign operations utilize the U.S. dollar as their functional currency. Translation gains and losses are included in earnings.

FINANCIAL INSTRUMENTS. The Company periodically uses financial instruments to offset defined market risks arising from changes in interest rates and foreign exchange rates. The Company does not use financial instruments for trading or speculative purposes. The fair values of financial instruments are based on quoted market prices of similar instruments and represent the amounts the Company would pay or receive to terminate such agreements. Gains and losses on foreign currency forward contracts are recognized concurrently with the related transaction gains and losses. The Company had a foreign currency forward exchange contract outstanding at December 31, 1997 to purchase Canadian dollars in a notional amount of $2.6 million at a rate of $0.69/C$1. There were no foreign currency forward exchange contracts outstanding at December 31, 1998.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying values of current assets and liabilities approximate fair value due to the short-term maturities of these assets and liabilities. At December 31, 1998 and 1997, the carrying value of debt approximates fair value.

STOCK-BASED COMPENSATION. The Company accounts for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and makes the appropriate disclosures as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

EARNINGS (LOSS) PER SHARE. The Company computes earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Earnings per share for 1996 have been restated in accordance with SFAS 128. Basic net earnings (loss) per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share is computed by dividing net earnings by the weighted average number of common and dilutive potential common shares outstanding during the period. Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

NEW ACCOUNTING PRONOUNCEMENTS. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" in June 1998. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Changes in fair value of derivatives that do not qualify as hedges are recognized in earnings when they occur. Changes in fair value of derivatives that qualify as hedges are generally recognized in earnings in the same period as the item being hedged. SFAS 133 is effective for the Company's year ending December 31, 2000. The Company does not expect the adoption of this statement to have a significant impact on the consolidated financial statements.

     The Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") in March 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Generally, external direct costs of materials and services consumed in developing or obtaining internal-use computer software and internal payroll costs for employees who are directly associated with and who devote time to the internal use software project are capitalized. Costs incurred in the preliminary project stage, training costs and data conversion costs should be expensed as incurred. The SOP is effective January 1, 1999. The Company does not expect adoption of SOP 98-1 to have a significant impact on the consolidated financial statements.

NOTE 3 - DISCONTINUED OPERATIONS

     In January 1996, the Company announced its intention to exit Commercial Engine Services consisting of its airline engine, component and accessories repair operations and, accordingly, reported these businesses as discontinued operations in its 1995 Consolidated Financial Statements. A $212.5 million charge, net of tax, was recorded in 1995 to reflect the estimated fair market value of the assets and disposal costs associated with the sales. Operations during the phase-out period were expected to break even. These businesses were sold in 1996.

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

     During 1998 and 1997, the Company recognized a gain on disposal of $2.8 million and $2.7 million, respectively, related to changes in estimates of certain liabilities as a result of the expiration of the indemnification periods under the asset sale contracts and revised projections for certain nonenvironmental liabilities based on recent experiences.

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

NOTE 4 - NONRECURRING ITEMS

1997 GAIN. During 1997, the Company received payment on a $12.0 million unsecured, subordinated note received in connection with the 1995 sale of the business aviation operations. The Company recorded a $1.4 million gain in connection with the repayment of the note, which had been carried at a discounted value of $10.5 million.

1996 CHARGE. During 1996, the Company sold the Fastener Business. In connection with the sale, the Company recorded a pretax charge of $6.6 million to reflect the effect of final contract terms as well as transaction-related expenses. Proceeds of $18.4 million from the sale were used to pay down debt.

     The following table presents unaudited operating results for the Fastener Business (in thousands):

           (Unaudited)                                        1996
           ----------------------------------------------------------
           Net sales                                         $23,085
           Cost of sales                                      16,084
           ---------------------------------------------------------
           Gross profit                                        7,001
           Operating and other expenses:
              Selling and administrative expenses              5,658
              Nonrecurring charge                              6,613
              Interest expense                                 1,075
           ---------------------------------------------------------
           Loss before income taxes                          $(6,345)
           =========================================================


NOTE 5 - RECEIVABLES

(In Thousands)                                          1998             1997
------------------------------------------------------------------------------
Trade                                                $  58,202          59,405
Notes                                                       64             612
Other                                                    4,366           3,339
------------------------------------------------------------------------------
                                                        62,632          63,356
Allowance for doubtful accounts                         (3,275)         (4,237)
------------------------------------------------------------------------------
                                                     $  59,357          59,119
==============================================================================

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

(In Thousands)                                          1998             1997
------------------------------------------------------------------------------
Machinery and equipment                              $  33,917          30,878
Leasehold improvements                                   4,053           3,969
Capital projects in progress                             2,462           2,029
------------------------------------------------------------------------------
                                                        40,432          36,876
Accumulated depreciation                               (30,101)        (27,118)
------------------------------------------------------------------------------
                                                     $  10,331           9,758
==============================================================================

NOTE 7 - INTANGIBLE ASSETS

(In Thousands)                                          1998             1997
------------------------------------------------------------------------------
Goodwill                                             $  79,405          79,405
Distribution rights                                      5,753               -
Other                                                      140             100
------------------------------------------------------------------------------
                                                        85,298          79,505
Accumulated amortization                               (26,589)        (24,371)
------------------------------------------------------------------------------
                                                     $  58,709          55,134
==============================================================================

NOTE 8 - ACCRUED EXPENSES

(In Thousands)                                          1998             1997
------------------------------------------------------------------------------
Salaries, wages and benefits                         $   9,266          10,691
Operating taxes                                          9,094           8,974
Environmental reserves                                   4,290           4,116
Self-insurance reserves                                  2,224           2,956
Other                                                   10,060          13,572
------------------------------------------------------------------------------
                                                     $  34,934          40,309
==============================================================================

NOTE 9 - DEBT

(In Thousands)                                          1998             1997
------------------------------------------------------------------------------
Term Loan                                            $  28,000          36,000
Revolver                                                16,000               -
Other                                                    1,628             560
------------------------------------------------------------------------------
                                                        45,628          36,560
Less current portion                                   (13,628)         (8,556)
------------------------------------------------------------------------------
                                                     $  32,000          28,004
==============================================================================

     The Company's senior secured credit facilities (the "Credit Facilities") consist of a $50.0 million secured term loan due through 2001 (the "Term Loan") and a $50.0 million secured revolving loan due in 2001 (the "Revolver"), with availability determined by reference to a borrowing base determined by reference to the Company's eligible accounts receivable and inventory. Borrowings under the Credit Facilities bear interest, at the option of the Company, based upon either of two floating rate options: the London Interbank Offering Rate ("LIBOR") plus an applicable margin ranging from .75% to 2.25%, depending upon certain of the Company's financial ratios, or the Alternate Base Rate ("ABR"). The ABR is the higher of the agent bank's prime rate or the federal funds rate plus .5%, plus an applicable margin ranging from zero to 1.25%, depending upon certain of the Company's ratios. Interest is payable on a quarterly basis. At December 31, 1998 and 1997, the interest rate on the Term Loan was 6.38% and 6.75%, respectively, and the interest rate on the Revolver was 6.38% and 8.50%, respectively.

     The Credit Facilities provide for the issuance of up to $20.0 million of letters of credit under the Revolver subject to the borrowing base, of which $5.5 million was utilized at December 31, 1998. Commitment fees ranging from
 .25% to .5% are payable on the unused portion of the Revolver. Obligations under the Credit Facilities are secured by substantially all of the Company's domestic assets and 65% of the stock of each of the Company's foreign subsidiaries. The Credit Facilities contain various covenants, including financial covenants and limitations on debt, dividends and capital expenditures.

     The Company repaid its previous senior secured credit facilities in 1996 and recorded an extraordinary loss of $3.4 million resulting from the write-off of the associated unamortized financing costs. No tax benefit was recorded on the extraordinary loss due to the Company's uncertainty surrounding the realizability of the deferred tax assets.

     Other debt consists of various notes with interest rates ranging from 6.75% to 7.50% at December 31, 1998 and 1997, respectively.

     Scheduled debt maturities for the years subsequent to December 31, 1998 are as follows (in thousands):


                  Year Ending
                  -----------------------------------------------------------
                  1999                                                $13,628
                  2000                                                 13,000
                  2001                                                 19,000
                  -----------------------------------------------------------
                                                                      $45,628
                  ===========================================================

NOTE 10 - INCOME TAXES

     Net earnings before income taxes were taxed under the following jurisdictions:

(In Thousands)                            1998            1997           1996
------------------------------------------------------------------------------
Domestic                                 $31,235         28,444          7,060
Foreign                                    1,147          1,749          5,176
------------------------------------------------------------------------------
Net earnings before income taxes         $32,382         30,193         12,236
==============================================================================

     The provision (benefit) for income taxes consisted of the following components:

(In Thousands)                            1998            1997           1996
------------------------------------------------------------------------------
Current tax expense (benefit):
   U.S. federal                         $    455            385            (48)
   U.S. state                                102             49            640
   Foreign                                 1,138            843          1,022
------------------------------------------------------------------------------
                                           1,695          1,277          1,614
------------------------------------------------------------------------------
Deferred tax expense (benefit):
   U.S. federal                          (33,944)          (385)             -
   Foreign                                    74            204             43
------------------------------------------------------------------------------
                                         (33,870)          (181)            43
------------------------------------------------------------------------------
Provision (benefit) for income taxes    $(32,175)         1,096          1,657
==============================================================================

     A reconciliation of the U.S. federal statutory tax rate with the effective tax rate follows:

(Dollars in Thousands)                                             1998                     1997                    1996
-----------------------------------------------------------------------------------------------------------------------------
                                                              Amount       %           Amount        %         Amount     %
-----------------------------------------------------------------------------------------------------------------------------
Provision at the statutory rate                             $  11,334      35.0%       10,567      35.0        4,283     35.0
Valuation allowance                                           (46,080)   (142.3)      (10,437)    (34.6)      (5,925)   (48.4)
Amortization of goodwill                                          765       2.4           765       2.5          766      6.2
State income taxes, net of federal income tax benefit             773       2.4          (246)     (0.8)         416      3.4
Basis difference in stock of foreign subsidiary sold                -        -              -         -        2,446     20.0
Miscellaneous items, net                                        1,033       3.1           447       1.5         (329)    (2.7)
-----------------------------------------------------------------------------------------------------------------------------
                                                            $ (32,175)    (99.4)%       1,096       3.7        1,657     13.5
=============================================================================================================================

     The significant temporary differences which gave rise to deferred income taxes as of December 31 were as follows:

(In Thousands)                                        1998              1997
------------------------------------------------------------------------------
Deferred income tax assets:
   Loss carryforwards and credits
     U.S. federal                                   $  63,544           70,321
     U.S. state                                        11,600           13,940
     Foreign                                            3,140            2,979
   Compensation-related items                           6,725            9,100
   Inventory-related items                              3,920            3,369
   Environmental-related items                          6,889            8,722
   Property and equipment basis differences               701                -
   Accounts receivable allowances                       1,053            1,509
   Other items                                          2,740            4,719
------------------------------------------------------------------------------
                                                      100,312          114,659
   Valuation allowance                                (14,740)         (60,092)
------------------------------------------------------------------------------
Deferred income tax assets                             85,572           54,567
------------------------------------------------------------------------------
Deferred income tax liabilities:
   Property and equipment basis differences                 -           (2,202)
   Other items                                         (1,676)          (3,040)
------------------------------------------------------------------------------
Deferred income tax liabilities                        (1,676)          (5,242)
------------------------------------------------------------------------------
Net deferred income tax asset                       $  83,896           49,325
==============================================================================

     The Company periodically assesses the realizability of deferred tax assets and adjusts the related valuation allowance based on the amount of deferred tax assets management believes is more likely than not to be realized. In the fourth quarter of 1998, the Company released $33.5 million of valuation allowance associated with U.S. federal deferred tax assets based on management's assessment of historical earnings and expected future operating results. An additional $11.9 million of net valuation allowance was released in 1998 due to utilization of the net operating loss ("NOL") from actual current year earnings. In total, $45.4 million of the valuation allowance was released in 1998, resulting in a net income tax benefit of $32.2 million. Management believes it may not generate sufficient future income in certain U.S. state and foreign tax jurisdictions to realize all NOL carryforwards before their expiration and as a result has retained a valuation allowance of $14.7 million.

     The Company has an NOL carryforward for U.S. federal income tax purposes of approximately $180 million substantially expiring in 2009 through 2011. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the NOL carryforward that could be utilized.

     Deferred taxes have not been provided on temporary differences related to investments in foreign subsidiaries that are considered permanent in duration. These temporary differences consist primarily of undistributed foreign earnings of $3.8 million and $7.8 million at December 31, 1998 and 1997, respectively. These earnings could become subject to additional tax if such amounts are remitted as dividends to the U.S. parent. It is not practicable to estimate the amount of additional tax that may be payable on these foreign earnings.

     In connection with the distribution of Aviall's common stock to Ryder's shareholders on December 7, 1993, the Company and Ryder entered into a tax sharing agreement that provided for the payment of taxes and receipt of tax refunds for periods up through December 7, 1993 and provided for various administrative matters. Ryder's tax returns for 1990 through 1993 remain open and therefore are subject to this agreement.

NOTE 11 - PENSION PLANS AND POSTRETIREMENT BENEFITS

PENSION PLANS. Substantially all domestic employees are covered by a defined benefit plan maintained by the Company (the "Aviall Pension Plan"). These employees were given credit under the Aviall Pension Plan for prior service in the Ryder System, Inc. Retirement Plan which retained the pension fund assets and accumulated benefit obligation related to participants for services rendered through the date of distribution. In addition to the Aviall Pension Plan, the Company maintains two other defined benefit pension plans.

     The following table reflects the components of net pension expense:

(In Thousands)                                       1998           1997           1996
----------------------------------------------------------------------------------------
Service cost - benefits earned during the year     $   982           888           2,131
Interest cost on projected benefit obligation        2,788         2,624           2,679
Expected return on plan assets                      (2,398)       (2,264)         (2,023)
Transition obligation recognition                        -             -               3
Prior service cost amortization                        101           126             397
Net loss recognition                                   115            47             167
----------------------------------------------------------------------------------------
Net pension expense                                $ 1,588         1,421           3,354
========================================================================================

     The above net pension expense included $2.0 million in 1996 related to the discontinued operations. In addition, as a result of the sale of certain businesses and assets, the Company recognized a net curtailment gain (loss) related to its pension plans of $0.4 million and $(3.9) million in 1997 and 1996, respectively, which was recorded in the reserves established for each sale.

     The following table reflects the reconciliations of the beginning and ending balances of the fair value of plan assets and benefit obligation and the funded status for all plans:

(In Thousands)                                          1998           1997
-----------------------------------------------------------------------------
Fair value of plan assets at beginning of period       $34,712         28,353
Actual return on plan assets                             8,056          6,557
Contributions by the employer                              829          2,261
Benefits paid                                           (2,014)        (2,075)
Expenses paid                                             (414)          (384)
-----------------------------------------------------------------------------
Fair value of plan assets at end of period              41,169         34,712
-----------------------------------------------------------------------------
Projected benefit obligation at beginning of period     38,589         35,031
Service cost                                               982            888
Interest cost                                            2,788          2,624
Actuarial losses                                         5,576          2,889
Benefits paid                                           (2,014)        (2,075)
Expenses paid                                             (414)          (384)
Curtailments                                                 -           (384)
-----------------------------------------------------------------------------
Projected benefit obligation at end of period           45,507         38,589
-----------------------------------------------------------------------------
Funded status                                           (4,338)        (3,877)
Unrecognized net losses                                    184            380
Unrecognized prior service cost                            424            526
-----------------------------------------------------------------------------
Accrued pension expense                                $(3,730)        (2,971)
=============================================================================

     The following table sets forth the year end actuarial assumptions used in the accounting for the plans:

                                                             1998          1997            1996
------------------------------------------------------------------------------------------------
Discount rate for determining projected benefit obligation   6.50%         7.25%           7.75%
Rate of increase in compensation levels                      4.50%         4.50%           4.50%
Expected long-term rate of return on plan assets             7.75%         7.75%           7.75%

POSTRETIREMENT BENEFITS. The Company maintains plans which provide retired employees with certain health care and life insurance benefits.

     The following tables reflect the components of net periodic postretirement benefit expense, the reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation and the funded status for all plans:

(In Thousands)                                       1998          1997            1996
----------------------------------------------------------------------------------------
Present value of benefits earned during the year     $  55            49              30
Interest cost on postretirement benefit obligation     259           250             286
Net amortization and deferral                         (182)         (248)           (288)
----------------------------------------------------------------------------------------
Net periodic postretirement benefit expense          $ 132            51              28
========================================================================================

     As a result of the sale of certain businesses and assets, the Company recognized a net curtailment gain related to its health care and life insurance plans of $0.7 million in 1996 which was recorded in the reserves established for each sale.

(In Thousands)                                                               1998            1997
---------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation at beginning of period       $ 3,444           3,029
Service cost                                                                    55              49
Interest cost                                                                  259             250
Expected benefits paid (net of contributions)                                 (296)           (269)
Actuarial loss                                                                 576             385
--------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation at end of period               4,038           3,444
--------------------------------------------------------------------------------------------------
Funded status                                                               (4,038)         (3,444)
Unrecognized net gain                                                       (1,086)         (2,023)
--------------------------------------------------------------------------------------------------
Accrued unfunded postretirement benefit obligation                         $(5,124)         (5,467)
==================================================================================================

     The discount rate used for determining the accumulated postretirement benefit obligation was 6.50%, 7.25% and 7.75% in 1998, 1997 and 1996,
respectively.

     The health care cost trend rate for 1998 was assumed to be 6.5%, decreasing gradually to a rate in 2005 of approximately 5.0%. Increasing and decreasing the assumed health care cost trend rates by one percentage point in each future year would have no impact on the accumulated postretirement benefit obligation as of December 31, 1998 or the 1998 net periodic postretirement benefit expense because Company contributions have reached the maximum allowed amount.

NOTE 12 - COMMON STOCK, PREFERRED STOCK AND INCENTIVE PLANS

COMMON AND PREFERRED STOCK. The Company is authorized to issue 80,000,000 shares of common stock, $.01 par value, and 10,000,000 shares of preferred stock, $.01 par value. Preferred stock is issuable in series, with terms fixed by resolution of the Board of Directors. No preferred stock had been issued at December 31, 1998.

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

STOCK INCENTIVE PLANS. The Aviall, Inc. stock incentive plans (the "Incentive Plans") provide for grants of qualified and nonqualified stock options to key employees at a price not less than the fair market value of shares underlying such options at the date of grant. Options are for terms not exceeding 10 years. Options granted under the Incentive Plans vest over periods up to five years. The Incentive Plans also provide for grants of restricted stock, stock appreciation rights and performance units.

     The following table summarizes the status of stock options granted under the Incentive Plans:


                                                    1998                         1997                        1996
---------------------------------------------------------------------------------------------------------------------------
                                                          Weighted                    Weighted                     Weighted
                                                           Average                     Average                      Average
                                                          Exercise                    Exercise                     Exercise
                                             Shares         Price         Shares        Price         Shares         Price
---------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year            1,944,260      $11.84        1,998,461     $12.07        1,661,744      $12.81
Granted:
   Exercise price equals market price         411,000      $14.68          428,000     $11.10          307,500      $ 8.92
   Exercise price exceeds market price              -           -                -          -          225,000      $12.58
Exercised                                    (270,978)     $11.98         (335,570)    $11.48          (29,444)     $ 7.92
Expired or cancelled                         (313,844)     $14.13         (146,631)    $13.61         (166,339)     $15.06
                                           ----------                   ----------                  ----------
Outstanding at end of year                  1,770,438      $12.07        1,944,260     $11.84        1,998,461      $12.07
                                           ==========                   ==========                  ==========

Exercisable at end of year                    854,643                    1,103,764                   1,251,191
                                           ==========                   ==========                  ==========

Available for grant at end of year            930,000                      511,016                     792,385
                                           ==========                   ==========                  ==========

     The following table summarizes information about stock options outstanding under the Incentive Plans at December 31, 1998:


                                                   Options Outstanding                               Options Exercisable
--------------------------------------------------------------------------------------------------------------------------
                                                       Weighted        Weighted                                   Weighted
                                         Number         Average         Average                    Number          Average
     Range of                          Outstanding     Remaining       Exercise                 Exercisable       Exercise
  Exercise Prices                      at 12/31/98   Life (Years)        Price                  at 12/31/98        Price
--------------------------------------------------------------------------------------------------------------------------
$  7.19 to $  8.31                        215,277        6.3           $ 7.93                     171,247         $ 7.88
$  8.31 to $  9.97                        225,000        7.6           $ 9.75                     153,500         $ 9.75
$  9.98 to $ 11.64                        438,627        7.8           $10.89                     161,912         $10.77
$ 11.64 to $ 13.30                        171,374        4.6           $12.21                     123,874         $12.30
$ 13.31 to $ 14.96                        655,160        7.7           $14.63                     226,660         $14.47
$ 14.97 to $ 16.00                         65,000        8.1           $15.78                      17,450         $15.73
                                        ---------                                               ---------
                                        1,770,438        7.3           $12.07                     854,643         $11.31
                                        =========                                               =========

     The Company applies APB 25 in accounting for compensation cost associated with the Incentive Plans. Had compensation cost been determined consistent with SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts below:

                                                            1998                       1997                        1996
                                                 ----------------------------------------------------------------------------
(In Thousands, Except Per Share Data)              Basic      Diluted          Basic     Diluted           Basic     Diluted
-----------------------------------------------------------------------------------------------------------------------------
Net earnings:
  As reported                                     $ 64,557     64,557          29,097     29,097           10,579     10,579
  Pro forma                                       $ 63,041     63,041          27,732     27,732            9,796      9,796

Net earnings per share:
  As reported                                     $   3.37       3.32            1.47       1.45             0.54       0.54
  Pro forma                                       $   3.29       3.25            1.40       1.39             0.50       0.50

     Options were granted at exercise prices equal to the market price of the Company's stock on the date of grant during 1998, 1997 and 1996. The weighted average fair value of options granted was $7.46 per option in 1998, $5.59 per option in 1997 and $4.98 per option in 1996 for options whose exercise price equaled the market price of the Company's common stock on date of grant. During 1996, options were also granted at exercise prices greater than the market price of the Company's common stock on the date of grant. The weighted average fair value of options granted in 1996 was $4.37 per option for options whose exercise price exceeded the market price of the Company's common stock on the date of grant. In accordance with SFAS 123, the fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                           1998           1997           1996
       ------------------------------------------------------------------------
       Risk-free interest rate            5.64%           6.55%           6.29%
       Expected life (years)              6.9             7.0             9.2
       Expected volatility               39.21%          34.53%          32.61%
       Expected dividend yield            0.00%           0.00%           0.00%

     During 1998, 32,509 shares and 700 shares of restricted stock with a stock price on the date of grant of $11.50 per share and $13.75 per share, respectively, were awarded under the Incentive Plans. In 1997, 73,438 shares and 500 shares of restricted stock with a stock price on the date of grant of $12.78 per share and $15.91 per share, respectively, were also awarded under the Incentive Plans. The restricted stock vests three years from the date of grant. All restricted stock carries full dividend rights. Recipients of restricted stock awards granted under the 1998 Incentive Plan have full voting rights. Recipients of grants of restricted stock made under the Company's other Incentive Plan are not entitled to vote the shares until the awards have vested. Unearned compensation is charged to shareholders' equity based on the market value of the Company's common stock at the date of the award. Compensation expense of $0.3 million and $0.3 million was recognized in 1998 and 1997, respectively, related to restricted stock awards.

PURCHASE PLAN. Prior to January 1, 1997, the Company maintained an employee stock purchase plan covering substantially all U.S. employees. During 1997, 5,506 shares of previously subscribed common stock were purchased at a price of $6.96 per share. There has been no further activity.

DIRECTORS STOCK PLAN. The Company has reserved 147,500 shares of common stock for issuance under its Directors Stock Plan of which 35,514 shares had been issued at December 31, 1998. Of the total issued, 8,784 shares, 8,764 shares and 6,665 shares of common stock were issued during 1998, 1997 and 1996, respectively, with fair values at date of issuance of $13.66 per share, $13.69 per share and $9.00 per share, respectively. Under the terms of this plan, each nonemployee director may make an election to receive shares of common stock in lieu of the annual cash retainer for services as a director. In addition, grants of options to purchase up to 3,000 shares of common stock may be made to each nonemployee director under this plan each fiscal year.

NOTE 13 - EARNINGS PER SHARE

     A reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") calculations for income from continuing operations follows:


                                           Basic EPS               Effect of Dilutive Securities            Diluted EPS
                                 -------------------------------------------------------------------------------------------
(Dollars in Thousands,                Earnings (Loss) from             Stock         Restricted         Earnings (Loss) from
Except Share Data)                   Continuing Operations            Options          Stock           Continuing Operations
----------------------------------------------------------------------------------------------------------------------------
For year ended 1998:
   Income (Numerator)                       $  61,736                                                        $  61,736
   Shares (Denominator)                    19,150,869                 232,957          82,593               19,466,419
     Per share amount                       $    3.22                                                        $    3.17

For year ended 1997:
   Income (Numerator)                       $  26,424                                                        $  26,424
   Shares (Denominator)                    19,711,105                 331,760          18,340               20,061,205
     Per share amount                       $    1.34                                                        $    1.32

For year ended 1996:
   Income (Numerator)                       $  (2,946)                                                       $  (2,946)
   Shares (Denominator)                    19,494,561                       -               -               19,494,561
     Per share amount                       $   (0.15)                                                       $   (0.15)

     Options to purchase 891,534 and 632,767 shares of common stock at exercise prices ranging from $11.75 to $16.00 and $14.50 to $16.00 were outstanding at December 31, 1998 and December 31, 1997, respectively, but were not included in the computation of diluted EPS, because the options' exercise price was greater than the average market price of the common stock. Options to purchase 1,998,461 shares of common stock during 1996 were excluded from the computation of diluted EPS in 1996 because their inclusion would result in an antidilutive effect on EPS.

NOTE 14 - ENVIRONMENTAL MATTERS

OVERVIEW. The Company's parts distribution business, which includes certain parts repair operations, uses certain chemicals in small quantities which have been classified by various state and federal agencies as hazardous material. The Company is not currently involved in any cleanup related to these facilities to comply with state and federal regulations. Due to the small quantities of chemicals used, it is not expected that any material environmental liabilities will be incurred related to these operations.

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

BURBANK. The Company's former Burbank, California facility is located within the boundaries of the Burbank Operable Unit (the "Burbank Unit") of the San Fernando Valley Superfund Sites. The United States Environmental Protection Agency ("EPA") selected an interim remedial action for the Burbank Unit, including multiyear operation and maintenance of a ground water treatment system. Lockheed Martin Corporation ("Lockheed") and certain other parties entered into a consent decree with the EPA under which the City of Burbank and Lockheed agreed to implement and finance a portion of the interim remedial action for a limited period.

     In May 1994, the Company was notified by the EPA that it had been named a potentially responsible party ("PRP") with respect to the Burbank Unit. In June 1995, the Company and certain other defendants entered into an agreement with Lockheed to settle a lawsuit filed by Lockheed in April 1994 against the Company and more than 100 other parties seeking recovery of or contribution to Lockheed's response costs to comply with the consent decree and subsequent EPA requirements. Pursuant to the agreement, in exchange for a $2.2 million cash payment made in June 1995, the Company was released from and protected against certain environmental response costs for the Burbank Unit through the expiration of the interim remedy period established by the EPA, certain claims by the EPA for costs of oversight of the Burbank Unit and certain other matters. The agreement does not cover certain matters, including environmental response costs for any final remedy which may be established by the EPA, certain EPA oversight costs and costs of any changes mandated by the EPA to the present interim remedy for the Burbank Unit.

     The agreement with Lockheed had been subject to court approval of a new consent decree relating to the interim remedy for the Burbank Unit. Court approval was obtained in 1998. The Company has presently determined that additional reserves related to the Burbank Unit are not required due to the uncertainty of the additional costs, if any, associated with any changes to the interim remedy or any final remedy.

     The Company, together with approximately 50 other parties, were defendants in numerous separate lawsuits alleging personal injury and/or property damage arising out of the alleged release of toxic substances into the air, soil and/or groundwater in the City of Burbank, California. In addition to Aviall, the named defendants in these suits included Lockheed and certain other parties who were named PRPs with respect to the Burbank Unit. These cases, which were filed in the Superior Court of California and involve over 3,000 plaintiffs, have been consolidated. The court has approved a proposed settlement between the plaintiff and defendants, including the Company. The payment by the Company pursuant to this proposed settlement is not material. The settlement agreement is expected to be finalized in the first quarter of 1999. The Company will recognize the recovery of the settlement when received.

PREVIOUSLY OWNED PROPERTIES. The Company is presently implementing state agency approved corrective measures for its former Forest Park facility. The Company presently believes existing financial reserves for this location to be sufficient. There are various stages of discussions underway with the state agencies to determine the appropriate cleanup levels for ground water and soil contamination at the CES Properties located in Texas. The Company has completed state agency required remediation on soil and ground water issues for the Carter Field and McAllen locations. During 1997, the Company completed investigations at Love Field, Texas and Prestwick, Scotland. The Company received notification in 1997 of an approved plan from the Scotland Environmental Protection Agency on soil and ground water issues for the Prestwick, Scotland site. The approved plan is currently being implemented at the Scotland site. Also during 1998, the Company submitted a Conceptual Exposure Assessment Model for the Love Field site to the state agency for approval. Based on current information, the Company believes existing financial reserves for the CES Properties are sufficient. In addition, the Company is in litigation with a previous owner of various of these locations as to their potential shared liability associated with the cleanup of these sites. Due to the uncertainty of recoverability of the various claims the Company has made against these third parties and insurers, a receivable has not been recorded. In February 1998, a proposed settlement for $1.5 million was reached with the insurers of the CES Properties. This settlement is expected to be finalized in the first quarter of 1999.

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

ACCOUNTING AND REPORTING. At December 31, 1998 and 1997, accrued environmental liabilities were $18.3 million and $20.4 million, respectively. No environmental expense was recorded in 1998, 1997 or 1996. The Company's probable environmental loss estimates are based on information obtained from independent environmental engineers and/or from Company experts regarding the nature and extent of environmental contamination, remedial alternatives available and the cleanup criteria required by relevant governmental agencies. The estimated costs include anticipated site testing, consulting, remediation, disposal, post-remediation monitoring and related legal fees based on available information and represent the undiscounted costs to resolve the environmental matters in accordance with prevailing federal, state and local requirements.

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES

     Under leases, primarily for parts distribution facilities, rent expense included in earnings from continuing operations was $6.2 million, $6.7 million and $6.9 million in 1998, 1997 and 1996, respectively, and was offset by sublease income of $0.4 million, $0.5 million and $0.7 million in 1998, 1997 and 1996, respectively.

     Future minimum payments under noncancellable operating leases with initial or remaining terms of one year or more at the end of 1998 are as follows (in thousands):

                  Year Ending
                  ---------------------------------------------------------
                  1999                                            $   4,722
                  2000                                                3,169
                  2001                                                1,299
                  2002                                                  904
                  2003                                                  569
                  Thereafter                                            164
                  ---------------------------------------------------------
                                                                     10,827
                  Less amounts representing sublease income          (2,192)
                  ---------------------------------------------------------
                  Total minimum lease payments                    $   8,635
                  =========================================================

     In July 1996, the spouse of a former employee filed suit in Hidalgo County, Texas against Aviall and certain chemical manufacturers alleging that the cancer-related death of her husband was the result of his exposure to metals and toxic chemicals while working for Aviall at facilities used in the operation of the Company's former Commercial Engine Services businesses. The plaintiffs are seeking to find Aviall and the other defendants jointly and severally liable for actual and punitive damages in an amount not less than $50.0 million. This suit is presently scheduled to be tried in the third quarter of 1999. The Company intends to vigorously defend this suit. The Company is not able to reasonably estimate the extent, if any, of the liability to which it could be exposed.

     In addition to the environmental-related matters discussed in Note 14 and the legal matter discussed above, the Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. Based on information presently available, management believes that the ultimate disposition of these other matters will not have a material adverse effect on the Company's results of operations, cash flows or financial condition, although certain matters could be material to cash flows in any one year.

     The Company, through its participation in the global aviation aftermarket, can be affected by the general economic cycle, particularly as it influences flight activity in commercial, business and general aviation. The services provided by ILS can be influenced by the rapidly evolving information and communication industry.

     The Company uses the U.S. dollar as the functional currency for all foreign operations and, therefore, recognizes all translation gains and losses in earnings. Changes in foreign currency exchange rates could significantly impact the Company's earnings. In addition, the Company's earnings are affected by changes in short-term interest rates as a result of borrowings under its Credit Facilities which bear interest based on floating rates.

NOTE 16 - SEGMENT AND RELATED INFORMATION

     The Company has two reportable operating segments: new aviation parts distribution and on-line inventory information services, as a result of differences in the nature of the products and services sold and differences in the related distribution methods. The Company distributes new aviation parts servicing both the commercial and general aviation markets. It provides a link between parts manufacturers, sellers and buyers by purchasing parts for its own account and reselling such parts. In addition, Aviall is a provider of on-line inventory information services to the aviation and marine industries through ILS, a wholly owned subsidiary. Suppliers of parts, equipment and services list their inventory and capabilities on the ILS system for access by buyers. ILS charges a subscription fee to access or list data. Aviall's reportable segments are managed separately due to current marketing strategies.

     The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies. Segment profit (loss) reflects operating income. Corporate includes treasury, general accounting, human resources, legal and office of the president. Corporate expenses, corporate assets, nonrecurring items and interest expense are not allocated to segments. Corporate assets include assets retained from divested activities. The deferred tax asset, due primarily to losses from the sales of certain businesses, is shown separately. The results of divested activities are shown separately from segment revenues, profit (loss), and depreciation and amortization.

     The following tables present information by operating segment (in thousands):

Revenues                                                             1998           1997          1996
--------------------------------------------------------------------------------------------------------
Parts Distribution                                                 $ 371,422       359,373       327,313
ILS                                                                   28,610        26,687        24,872
--------------------------------------------------------------------------------------------------------
   Reportable segment revenue                                        400,032       386,060       352,185
Divested activities net of intercompany revenue                            -             -        21,853
--------------------------------------------------------------------------------------------------------
Total revenue                                                      $ 400,032       386,060       374,038
========================================================================================================

Profit (loss)
--------------------------------------------------------------------------------------------------------
Parts Distribution                                                 $  22,031        20,847        16,441
ILS                                                                   16,466        14,903        13,344
--------------------------------------------------------------------------------------------------------
   Reportable segment profit                                          38,497        35,750        29,785
Divested activities                                                        -             -         1,343
Nonrecurring gain (loss)                                                   -         1,436        (6,613)
Corporate                                                             (6,255)       (6,465)      (15,522)
Interest expense                                                      (2,681)       (3,201)      (10,282)
--------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations before income taxes     $  29,561        27,520        (1,289)
========================================================================================================

Depreciation and amortization
--------------------------------------------------------------------------------------------------------
Parts Distribution                                                 $   4,605         4,132         4,263
ILS                                                                      491           580           809
--------------------------------------------------------------------------------------------------------
   Reportable segment depreciation and amortization                    5,096         4,712         5,072
Divested activities                                                        -             -           124
Corporate                                                                258           358           506
Debt issue cost included in interest expense                             341           356         3,767
--------------------------------------------------------------------------------------------------------
Total depreciation and amortization                                $   5,695         5,426         9,469
========================================================================================================

Assets                                                1998           1997          1996
-----------------------------------------------------------------------------------------
Parts Distribution                                  $ 212,210       201,769       188,293
ILS                                                     7,589         7,556         8,098
-----------------------------------------------------------------------------------------
   Reportable segment assets                          219,799       209,325       196,391
Corporate                                                 951           742        15,342
Deferred tax asset                                     83,896        49,325        49,144
-----------------------------------------------------------------------------------------
Total assets                                        $ 304,646       259,392       260,877
=========================================================================================

Long-lived asset additions
-----------------------------------------------------------------------------------------
Parts Distribution                                  $   9,085         4,125           962
ILS                                                       409           267           255
-----------------------------------------------------------------------------------------
   Reportable segment long-lived asset additions        9,494         4,392         1,217
Corporate                                                  25             6            12
-----------------------------------------------------------------------------------------
Total long-lived asset additions                    $   9,519         4,398         1,229
=========================================================================================

     The following table presents revenues by geographic area based on sales destination (in thousands):

Revenues                                              1998           1997          1996
-----------------------------------------------------------------------------------------
United States                                       $ 279,015       269,626       271,604
Foreign countries                                     121,017       116,434       102,434
-----------------------------------------------------------------------------------------
Total revenue                                       $ 400,032       386,060       374,038
=========================================================================================

     The following table presents long-lived assets by physical location (in thousands):

Long-lived assets
-----------------------------------------------------------------------------------------
United States                                       $  66,384        61,899        66,974
Foreign countries                                       2,656         2,993         1,313
-----------------------------------------------------------------------------------------
Total long-lived assets                             $  69,040        64,892        68,287
=========================================================================================

     The Company did not derive 10% or more of its total net sales from any individual customer.

NOTE 17 - QUARTERLY RESULTS OF OPERATIONS

     The following is a summary of the unaudited quarterly results of operations for 1998 and 1997 (in thousands, except share data):


                                                                  First          Second            Third          Fourth
1998 (Unaudited)                                                 Quarter         Quarter          Quarter         Quarter
-------------------------------------------------------------------------------------------------------------------------
Net sales                                                       $ 98,030         104,949          102,126          94,927
Cost of sales                                                     72,990          78,970           76,672          70,385
-------------------------------------------------------------------------------------------------------------------------
Gross profit                                                      25,040          25,979           25,454          24,542
Operating and other expenses:
   Selling and administrative expenses                            17,187          17,481           17,132          16,973
   Interest expense                                                  507             576              809             789
-------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before
   income taxes                                                    7,346           7,922            7,513           6,780
Provision (benefit) for income taxes                                 367              94              232         (32,868)
-------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                                6,979           7,828            7,281          39,648
Earnings from discontinued operations                                  -           2,083                -             738
-------------------------------------------------------------------------------------------------------------------------
Net earnings                                                    $  6,979           9,911            7,281          40,386
=========================================================================================================================
Basic net earnings per share:
   Earnings from continuing operations                          $   0.35            0.40             0.39            2.18
   Earnings from discontinued operations                               -            0.10                -            0.04
-------------------------------------------------------------------------------------------------------------------------
   Net earnings                                                 $   0.35            0.50             0.39            2.22
=========================================================================================================================

Weighted average common shares                                19,968,503      19,727,636       18,742,140      18,179,957
=========================================================================================================================

Diluted net earnings per share:
   Earnings from continuing operations                          $   0.34            0.39             0.38            2.16
   Earnings from discontinued operations                               -            0.10                -            0.04
-------------------------------------------------------------------------------------------------------------------------
   Net earnings                                                 $   0.34            0.49             0.38            2.20
=========================================================================================================================

Weighted average common and dilutive potential
   common shares                                              20,388,350      20,119,859       19,038,745      18,358,727
=========================================================================================================================

Common stock price range per share                       $12.12 to 15.56  13.00 to 15.62   10.31 to 14.62   9.94 to 12.69
=========================================================================================================================

Common stock trading volume, number of shares                 4,200,000        3,231,500        3,472,900       6,703,000
=========================================================================================================================

                                                                First           Second           Third          Fourth
1997 (Unaudited)                                               Quarter          Quarter         Quarter         Quarter
-----------------------------------------------------------------------------------------------------------------------
Net sales                                                     $ 91,682           96,063         100,267          98,048
Cost of sales                                                   68,638           71,830          75,339          73,056
-----------------------------------------------------------------------------------------------------------------------
Gross profit                                                    23,044           24,233          24,928          24,992
Operating and other expenses:
   Selling and administrative expenses                          16,191           16,827          17,017          17,877
   Nonrecurring items                                           (1,436)               -               -               -
   Interest expense                                                734              991             752             724
-----------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before
   income taxes                                                  7,555            6,415           7,159           6,391
Provision for income taxes                                         612              288             123              73
-----------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                              6,943            6,127           7,036           6,318
Earnings from discontinued operations                                -                -               -           2,673
-----------------------------------------------------------------------------------------------------------------------
Net earnings                                                  $  6,943            6,127           7,036           8,991
=======================================================================================================================

Basic net earnings per share:
   Earnings from continuing operations                        $   0.35             0.31            0.36            0.32
   Earnings from discontinued operations                             -                -               -            0.13
-----------------------------------------------------------------------------------------------------------------------
   Net earnings                                               $   0.35             0.31            0.36            0.45
=======================================================================================================================

Weighted average common shares                              19,576,555       19,629,361      19,742,977      19,891,712
=======================================================================================================================

Diluted net earnings per share:
   Earnings from continuing operations                        $   0.35             0.31            0.35            0.31
   Earnings from discontinued operations                             -                -               -            0.13
-----------------------------------------------------------------------------------------------------------------------
   Net earnings                                               $   0.35             0.31            0.35            0.44
=======================================================================================================================

Weighted average common and dilutive potential
   common shares                                            19,714,638       19,955,833       0,249,746      20,320,788
=======================================================================================================================

Common stock price range per share                     $ 9.00 to 12.12   10.50 to 16.00  13.25 to 16.87  11.00 to 17.19
=======================================================================================================================

Common stock trading volume, number of shares                5,357,000        7,531,900       4,127,500       6,418,500
=======================================================================================================================

                                  AVIALL, INC.                      SCHEDULE II
                               VALUATION ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                      Balance at      Charged                                       Balance
                                                      Beginning       to Costs                                      at End
                                                       of Year      and Expense       Other        Deductions       of Year
---------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998:
   Accounts receivable allowance                       $  4,238           306          163 (1)     (1,432) (3)        3,275
   Reserves for excess and obsolete inventories        $  3,941         1,867            -         (2,600) (4)        3,208
===========================================================================================================================
Year ended December 31, 1997:
   Accounts receivable allowance                       $  4,541         1,430         (323)(1)     (1,410) (3)        4,238
   Reserves for excess and obsolete inventories        $  4,007           721            -           (787) (4)        3,941
===========================================================================================================================
Year ended December 31, 1996:
   Accounts receivable allowance                       $  1,799         1,108        2,914 (2)     (1,280) (3)        4,541
   Reserves for excess and obsolete inventories        $  7,208         3,088            -         (6,289) (4)        4,007
   Reserve for aerospace inventory                     $ 22,385         3,362            -        (25,747)                -
===========================================================================================================================

(1)  Collection of accounts receivable previously written off.

(2) Accounts receivable allowance related to accounts receivable retained by the Company from the sale of Commercial Engine Services.

(3)  Write-off of doubtful accounts and concessions granted.

(4)  Write-off of excess and obsolete inventories.

                                INDEX TO EXHIBITS


   Exhibit
     No.                                                          Description
---------------      ---------------------------------------------------------------------------------------------------
     3.1*            Restated Certificate of Incorporation of Aviall (Exhibit 3.1 to Aviall's Annual Report on Form 10-K
                     for the fiscal year ended December 31, 1993 (the "1993 Form 10-K"))

     3.2*            By-Laws of Aviall (Exhibit 3.2 to the 1993 Form 10-K)

     3.3*            Amendment to the By-Laws of Aviall (incorporated by reference to Exhibit 4.3 to Aviall's
                     Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (Commission File No.
                     33-72602))

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

    10.1*+           Aviall, Inc. Stock Incentive Plan (Exhibit 10.1 to the 1993 Form 10-K)

    10.2*+           Aviall, Inc. 1998 Stock Incentive Plan (Exhibit 10.2 to Aviall's Quarterly Report on Form 10-Q for
                     the quarterly period ended June 30, 1998)

    10.3+            Aviall, Inc. Amended and Restated 1998 Directors Stock Plan

    10.4*            Distribution and Indemnity Agreement by and between Aviall and Ryder dated November 23, 1993 (Exhibit
                     10.3 to the 1993 Form 10-K)

    10.5*            Tax Sharing Agreement by and between Aviall and Ryder dated November 23, 1993 (Exhibit 10.4 to the
                     1993 Form 10-K)

    10.6*+           Form of Severance Agreement between Aviall and its executive officers (Exhibit 10.5 to Aviall's
                     Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 Form 10-K"))

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

    10.10*           Credit Agreement, dated as of September 26, 1996, by and among Aviall, Inc. and the financial institutions parties thereto (Exhibit 10.1 to Aviall's Quarterly Report on Form 10-Q for the
                     quarterly period ended September 30, 1995)

   Exhibit
     No.                                                          Description
---------------      ---------------------------------------------------------------------------------------------------
    10.11*           First Amendment to Credit Agreement, dated January 28, 1998, by and among Aviall, Inc. and the financial institutions parties thereto (Exhibit 10.13 to the 1997 Form 10-K)

    21.1             Subsidiaries of Aviall

    23.1             Consent of PricewaterhouseCoopers LLP

    24.1             Powers of attorney of directors and officers of Aviall

    27.1             Financial Data Schedule

---------------

* Each document marked with an asterisk is incorporated herein by reference to the designated document previously filed with the Commission.

+ Each document marked with a dagger constitutes a management contract or compensatory plan or arrangement.