Form 10-K405/A
period 1998-12-31
AVIALL INC
filed 1999-04-30
CIK 701650

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ---------------------------------
                                  FORM 10-K/A
(MARK ONE)                     (AMENDMENT NO. 1)

   [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                FOR THE TRANSITION PERIOD FROM         TO          .

                         COMMISSION FILE NUMBER 1-12380
                       ---------------------------------

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

                                 (972) 406-2000
              (Registrant's telephone number, including area code)

             Securities registered pursuant to Section 12(b)of Act:

    TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------       -----------------------------------------
 Common Stock, par value,                      New York Stock Exchange
      $.01 per share

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

===============================================================================

Aviall, Inc. ("Aviall) hereby amends and restates in their entirety Items 10, 11 and 12 of its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as set forth below.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Set forth below is the name of each director, a description of positions and offices with Aviall, any other principal occupation, business experience during at least the last five years, certain directorships presently held, age and length of service as a director of Aviall.

ERIC E. ANDERSON, 50, has served as a director of Aviall since 1996 and as the Chairman of the Board of Aviall since December 1997. He has also served as Aviall's President since June 1996 and as Chief Executive Officer since December 1996. He was the Company's Chief Operating Officer from June 1996 through December 1996 and was an Executive Vice President of the Company from February 1996 until June 1996. Mr. Anderson was President of Inventory Locator Service, Inc. ("ILS"), a wholly owned subsidiary of the Company, from 1993 to 1996, and was an Executive Vice President of ILS from 1991 to 1993.

ROBERT G. LAMBERT, 68, has served as a director of Aviall since 1993. Mr. Lambert retired as Chairman of the Board of Directors of Aviall in December 1997, a position he had held since December 1993. He served as the Company's President from December 1995 to June 1996 and as Chief Executive Officer from December 1995 to December 1996. Mr. Lambert serves on the Audit Committee.

HENRY A. MCKINNELL, 56, has served as a director of Aviall since 1993. Dr. McKinnell has served as Executive Vice President of Pfizer Inc. since 1992 and a director of Pfizer Inc. since 1997. He was appointed President of Pfizer's Worldwide Pharmaceuticals business in January 1997. Pfizer's Worldwide Consumer Group and Strategic Planning and Policy Group continue to report to him. From 1992 to 1995 he served as Chief Financial Officer of Pfizer Inc. and President of Pfizer's Hospital Products Group. Dr. McKinnell is also a director of John Wiley & Sons, Inc. and The Dun & Bradstreet Corporation. Dr. McKinnell is Chairman of the Compensation and Nominating Committee and serves on the Audit Committee.

DONALD R. MUZYKA, 60, has served as a director of Aviall since 1994. Dr. Muzyka has served as President and Chief Executive Officer of Special Metals Corporation ("SMC") since October 1996. He served as President and Chief Operating Officer of SMC from January 1990 to October 1996. Dr. Muzyka is also a director of SMC and CSM Industries, Inc. Dr. Muzyka serves on the Audit Committee and the Compensation and Nominating Committee.

RICHARD J. SCHNIEDERS, 51, has served as a director of Aviall since 1997. Mr. Schnieders has served as an Executive Vice President of Sysco Corporation since 1998. From 1992 to 1998 Mr. Schnieders was Senior Vice President Merchandising/Multi-Unit Sales of Sysco Corporation. Mr. Schnieders has been a director of Sysco Corporation since 1997. Mr. Schnieders is Chairman of the Audit Committee and serves on the Compensation and Nominating Committee.

BRUCE N. WHITMAN, 65, has served as a director of Aviall since 1998. Mr. Whitman has been an Executive Vice President of FlightSafety International, Inc. since 1962. Mr. Whitman is also a director of FlightSafety Boeing Training International L.L.C., Petroleum Helicopters, Inc. and Megadata Corporation. Mr. Whitman serves on the Audit Committee and the Compensation and Nominating Committee.

          The information required by this item regarding Aviall's executive officers is set forth in Item 1 of this report, and incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

          Directors who are not employees of Aviall are entitled to receive an annual retainer of $24,375 (the "Annual Retainer"), plus $1,000 for each Board or committee meeting attended. Directors who are employees of Aviall or any of its subsidiaries do not receive any fees for their Board or committee service. Directors are also reimbursed for expenses incurred in attending Board and Board committee meetings.

          Directors who are not employees of Aviall are eligible to participate in Aviall's Directors Stock Plan. Under the Directors Stock Plan, each eligible director may make an election to receive shares of common stock in lieu of the Annual Retainer. The number of shares of common stock granted to a participant is the nearest number of whole shares of common stock which can be purchased for $30,000 (the "Share Value"), based on the mean of the highest and lowest sale price for the common stock on the grant date as reported on the New York Stock Exchange. In the event that there is an increase or decrease in the Annual Retainer, the Share Value adjusts automatically so that the ratio between the Share Value and the Annual Retainer is maintained. Under the Directors Stock Plan, common stock is granted automatically on the first business day in July of any calendar year to each eligible director who has elected to participate in the Directors Stock Plan at least six months prior to that date. All eligible directors participated in the Directors Stock Plan during 1998 and elected to participate in 1999.

          A director who receives a grant of common stock pursuant to the Directors Stock Plan is entitled to receive dividends on and to vote such shares. However, the director's ownership rights in such shares do not vest until six months after the date of grant and then only if the director continues to serve on the Board at that date. However, a participating director who has completed a full term of service prior to the end of such six-month period, or whose service during such six-month period was interrupted due to death or disability, will be vested in a pro rata number of such shares. Notwithstanding the foregoing, all shares of common stock previously granted under the Directors Stock Plan will become vested in the event of a change in control of the Company (as defined in the Directors Stock Plan). Further, if a change in control occurs prior to the grant date and on the grant date Aviall's common stock is no longer listed on a national securities exchange, participants in the Directors Stock Plan will receive a cash amount equal to the Share Value in lieu of shares of common stock.

          Under the Directors Stock Plan, non-employee directors are also eligible to receive options to purchase up to 3,000 shares of Aviall common stock on the first trading day of July each year. No options were granted to directors in 1998 under the Directors Stock Plan.

SUMMARY COMPENSATION TABLE

          The following table sets forth the annual and long-term compensation paid or accrued for the benefit of Aviall's Chief Executive Officer and the other four most highly compensated executive officers of Aviall at December 31, 1998, for services rendered to Aviall during Aviall's last three fiscal years. For the purposes of this report, Eric E. Anderson, Jacqueline K. Collier, Charles M. Kienzle, Bruce Langsen and Jeffrey J. Murphy are referred to as the "named executive officers."


                                                                                           LONG-TERM
                                                ANNUAL COMPENSATION                   COMPENSATION AWARDS
                                         ------------------------------------ ----------------------------------
                                                               OTHER ANNUAL     RESTRICTED     SHARES UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION       YEAR    SALARY      BONUS   COMPENSATION(1) STOCK AWARDS(2)    OPTIONS/SARS(3)   COMPENSATION(4)
----------------------------      ----   --------   --------  --------------- ---------------  -----------------   ---------------

Eric E. Anderson                  1998   $300,000   $182,398   $      --       $    76,019           75,000            $    400
  President and                   1997    199,615    200,000      31,507           148,750           75,000              25,569
  Chief Executive Officer         1996    174,904    247,716          --                 0          250,000              31,088

Jacqueline K. Collier             1998    125,000     65,799          --            27,421           25,000                 400
  Vice President and Controller   1997    116,800     93,440          --            69,496           25,000                 400
                                  1996    116,800    113,134          --                 0           10,000                 400

Charles M. Kienzle                1998    175,000     23,450          --             9,778           30,000                 400
  Senior Vice President,          1997    175,000    175,000          --           130,156           35,000                 400
  Operations                      1996    171,346    233,019          --                 0           25,000                 400

Bruce Langsen                     1998    168,269    144,580          --            60,256           40,000                 400
  President of ILS                1997    140,769    141,264          --           105,062           45,000                 400
                                  1996    113,800    156,498          --                 0           18,000                 400

Jeffrey J. Murphy                 1998    177,000    109,739          --            45,735           30,000                 540
  Senior Vice President,          1997    177,000    177,000          --           131,644           35,000                 525
  Law and Human Resources,        1996    177,000    253,110          --                 0           25,000                 511
  Secretary and General Counsel

-------------

1. Includes amounts reimbursed for the payment of income taxes related to relocation expenses paid by the Company and taxable to Mr. Anderson. Other perquisites and personal benefits furnished to the named executive officers do not meet the disclosure thresholds established under SEC regulations and are not included in this column.

2. Grants of restricted stock vest on the third anniversary of the grant date. Recipients of restricted stock awards are entitled to receive any dividends paid with respect to these shares. The dollar amounts shown for 1998 in the table above were determined based upon a price of $11.1875 per share, the closing price of the common stock on January 26, 1999, the grant date. The dollar amounts shown for 1997 were based upon a price of $14.875 per share, the closing price of the common stock on January 2, 1998, the first trading day following the grant date. As of December 31, 1998, the aggregate number of shares of restricted stock and their value (based upon a price of $11.75, the closing price of common stock on December 31, 1998) held by each named executive officer was as follows:
     Mr. Anderson, 16,795 restricted shares and $197,341; Ms. Collier, 7,123 restricted shares and $83,695; Mr. Kienzle, 9,624 restricted shares and $113,082; Mr. Langsen, 12,449 restricted shares and $146,276; and Mr. Murphy, 12,938 restricted shares and $152,022.

3. Grants of stock options in 1997 and 1998 vest one-third each year commencing on the first anniversary of the grant. Grants of stock options in 1996 vest at annual percentages of 33% or 25% beginning on either the first or second anniversary of the date of grant. No named executive officer received stock options granted in tandem with SARs in 1997 or 1998. All options granted to the named executive officers in 1996 were granted in tandem with a limited SAR.

4. For 1998 this column includes (a) contributions to Aviall's Employees' Savings Plan in the amount of $400 for each named executive and (b) premiums for compensatory split-dollar insurance payments in the amount of $140 for Mr. Murphy.

SEVERANCE AGREEMENTS

          Aviall is a party to Severance Agreements with its executive officers, including each of the named executive officers, that become operative only upon a change of control. The Severance Agreements provide that if, within a two-year period following a change of control, Aviall terminates the employment of such executive for reasons other than death, disability or cause, or the executive terminates employment with Aviall for good reason, the executive is entitled to receive a severance payment in an amount equal to a multiple of his or her (a) then-current base salary, and (b) an amount equal to the greater of the executive's (1) incentive compensation for the current fiscal year (assuming the Company had reached target performance for that year), or (2) incentive compensation paid or payable to the executive for the most recently completed fiscal year. The multiple of base salary and incentive compensation is two or three times for each of the named executive officers. The executive is also entitled to continue to receive health and life insurance benefits for a period of one year following his or her termination following a change of control. The Severance Agreements further provide that if any amount payable thereunder or otherwise to the executive is determined to be an "excess parachute payment" under the Internal Revenue Code, the executive would be entitled to receive an additional payment (net of income taxes) to compensate the executive for the excise tax imposed by the Code on this payment.


OPTION/SAR GRANTS IN 1998

          The following table provides information regarding the grant of stock options to the named executive officers in 1998. In addition, hypothetical gains of 5% and 10%, along with a third column representing a 0% gain (listed in the table under "Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term"), are shown for these stock options. These hypothetical gains are based on assumed rate of annual compound stock price appreciation of 0%, 5% and 10% from the date the stock options were granted over the full option term of ten years.


                                                 INDIVIDUAL GRANTS
                         -----------------------------------------------------------------      POTENTIAL REALIZABLE VALUE
                            NUMBER OF     PERCENTAGE OF                                           AT ASSUMED ANNUAL RATES
                           SECURITIES    TOTAL OPTIONS/                                               OF STOCK PRICE
                           UNDERLYING         SARS                                                     APPRECIATION
                            OPTIONS/       GRANTED TO       EXERCISE                                  FOR OPTION TERM
                              SARS          EMPLOYEES       PRICE PER      EXPIRATION       ---------------------------------
      NAME                 GRANTED(1)        IN 1998        SHARE(2)          DATE             0%         5%           10%
                         -------------- ----------------  ------------ -------------------  -------- ------------  ----------

Eric E. Anderson             75,000          18.3%        $    14.7813    March 16, 2008     $   0     $ 697,191   $1,766,819

Jacqueline K. Collier        25,000           6.1%             14.7813    March 16, 2008         0       232,397      588,940

Charles M. Kienzle           30,000           7.3%             14.7813    March 16, 2008         0       278,876      706,728

Bruce Langsen                40,000           9.7%             14.7813    March 16, 2008         0       371,835      942,303

Jeffrey J. Murphy            30,000           7.3%             14.7813    March 16, 2008         0       278,876      706,728

------------

1. Each of the options shown in the table above vest one third each year, beginning on the first anniversary of the date of the grant. Of the options granted in 1998 (a) to Ms. Collier, 7,900 options are incentive stock options and (b) to all other named executive officers, 6,964 options are incentive stock options. All other options granted in 1998 to the named executive officers are non-qualified stock options. No options granted to the named executive officers in 1998 were granted in tandem with SARs.

2. The fair market value of the shares using the average of the high and low trading prices on the date of grant.

AGGREGATED OPTION/SAR EXERCISES IN 1998 AND DECEMBER 31, 1998 OPTION/SAR VALUES

     The following table provides information regarding the exercise of Aviall options during 1998 and unexercised options held as of December 31, 1998 by each of the named executive officers.

                                                                   NUMBER OF SHARES                 VALUE OF UNEXERCISED
                                                                UNDERLYING UNEXERCISED                 IN-THE-MONEY
                                                                     OPTIONS/SARS                     OPTIONS/SARS AT
                                                               AT DECEMBER 31, 1998(1)              DECEMBER 31, 1998(2)
                          SHARES ACQUIRED        VALUE      ----------------------------------------------------------------
       NAME                 ON EXERCISE        REALIZED     EXERCISABLE     UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
------------------------ ------------------   -----------   -----------     -------------      -----------     -------------
Eric E. Anderson               7,266          $  13,316        155,999         292,251          $ 195,718        $  154,751

Jacqueline K. Collier              0                 --         37,289          45,150             45,684            24,675

Charles M. Kienzle                 0                 --         86,643          61,951            103,060            36,713

Bruce Langsen                      0                 --         34,969          76,271             58,652            44,416

Jeffrey J. Murphy                  0                 --        128,859          61,951            194,453            40,963

----------------

1. The number of unexercised options includes shares of common stock that may be issued upon the exercise of replacement options that were granted in December 1993 pursuant to an agreement entered into by Ryder System, Inc. and Aviall in connection with the spin-off distribution by Ryder of all of Aviall's common stock to the stockholders of Ryder (which agreement was approved by the Board prior to the spin-off, at which time a majority of Aviall's directors were executive officers of Ryder). The number of Aviall options that were granted to replace the Ryder options was determined by reference to the market value of Ryder's shares and Aviall's common stock in order to preserve the economic value of the optionee's Ryder options. Each replacement option has the same vesting status and remaining time period for exercise as the corresponding Ryder options.

2. Based on a price of $11.6875 per share of Aviall's common stock, using the average of the high and low trading prices on December 31, 1998.

RETIREMENT BENEFITS

          Aviall and certain of its subsidiaries maintain certain pension plans in which Aviall's executive officers participate.

          Aviall covers substantially all regular domestic full-time employees under the Aviall, Inc. Retirement Plan. Benefits payable under the Retirement Plan are based on an employee's career earnings with Aviall and its subsidiaries. At normal retirement age of 65, a participant is entitled to a monthly pension benefit payable for life. The annual pension benefit, when paid in the form of a life annuity with no survivor's benefits, is generally equal to the sum of 1.45% of the first $15,600 of compensation and bonus received, plus 1.85% of the portion of the compensation and bonus in excess of $15,600 during each such year while a Retirement Plan member.

          Retirement Plan benefits vest at the earlier of the completion of five years of credited service or upon reaching age 65. However, in the event of a change of control of Aviall, all participants will be fully vested and the term "accrued benefit" will include the value of early retirement benefits for any participant age 45 or above or with 10 or more years of service. In addition, in the event of a change of control, severance payments related to the change of control will be counted in a participant's Retirement Plan compensation for the year in which the severance is paid. These benefits are not subject to any reduction for Social Security benefits or other offset amounts. An employee's pension benefits may be paid in certain alternative forms having actuarially equivalent values.

          The maximum annual benefit under a qualified pension plan is currently $130,000 beginning at the Social Security retirement age (currently age 65). The maximum compensation and bonus that may be taken into account in determining annual retirement accruals is currently $160,000. Aviall maintains a non-qualified, unfunded benefit plan, called the Benefit Restoration Plan, which covers those participants of the Retirement Plan, including those described below, whose benefits are reduced by the Internal Revenue Code or other United States laws. A participant in the Benefit Restoration Plan is entitled to a benefit equaling the difference between the amount of benefits the participant is entitled to without reduction and the amount of benefits the participant is entitled to after the reductions. Participant's benefits under the Benefit Restoration Plan are payable in a lump sum upon a change of control of Aviall.

          Except as described below, the following table sets forth estimated annual pension benefits (in the form of a single life annuity) assuming each named executive officer remains continuously employed at current compensation levels until retirement at the normal retirement date (age 65).

NAME                                                                                AMOUNT(1)
----                                                                               ----------
Eric E. Anderson..............................................................     $  114,128

Jacqueline K. Collier.........................................................         60,780

Charles M. Kienzle............................................................         83,814

Bruce Langsen.................................................................         58,302

Jeffrey J. Murphy.............................................................         72,484

------------------------

1. These amounts include benefits under the Retirement Plan and the Benefit Restoration Plan combined.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of April 20, 1999, the directors of Aviall, the named executive officers and all current directors and executive officers of Aviall as a group, beneficially owned common stock as set forth in the following table.

                                                                                                       TOTAL SHARES
NAME                                                  OWNED SHARES(1)      OPTION SHARES(2)         BENEFICIALLY OWNED(3)
----                                                  ---------------      ----------------         ---------------------
Eric E. Anderson(4)...............................         25,468               222,749                      248,217
Robert G. Lambert(5)..............................         17,765               140,000                      157,765
Henry A. McKinnell................................         10,523                     -                       10,523
Donald R. Muzyka..................................          8,142                     -                        8,142
Richard J. Schnieders.............................          4,196                     -                        4,196
Bruce N. Whitman..................................         12,196                     -                       12,196
Jacqueline K. Collier(6)..........................          7,707                57,272                       64,979
Charles M. Kienzle(7).............................         10,449               108,193                      118,642
Bruce Langsen(8)..................................         10,702                69,272                       79,974
Jeffrey J. Murphy(9)..............................         24,557               158,909                      183,466
All current directors and executive officers
  as a group (14 persons).........................        149,971               900,415                    1,050,386

-------------

1. Represents shares of common stock owned by such individuals, including shares owned pursuant to the Aviall's Employees' Savings Plan and the Directors Stock Plan.

2. Represents shares that may be acquired within 60 days of April 20, 1999, through the exercise of stock options.

3. Unless otherwise noted, the holders of the shares of common stock included in this table have sole voting and investment power with respect to all such shares. As of April 20, 1999, Mr. Anderson beneficially owned 1.3% of Aviall's outstanding common stock. As of this date, no other director or named executive officer beneficially owned one percent or more of the outstanding common stock. All current directors and executive officers as a group beneficially owned approximately 5.5% of the outstanding common stock as of April 20, 1999.

4. Includes 14,266 shares of common stock held jointly by Mr. Anderson and his spouse and 200 shares held by Mr. Anderson's children. Mr. Anderson has shared voting and investment power with respect to the shares held jointly with his spouse. Mr. Anderson disclaims beneficial ownership of his children's shares. Also includes 6,795 shares of restricted common stock for which Mr. Anderson has sole voting power and no investment power.

5. Excludes 225 shares of common stock held in trust for the benefit of Mr. Lambert's children. Mr. Lambert is a co-trustee of such trust and has shared voting and investment power with respect to such shares. Mr. Lambert disclaims beneficial ownership of the 225 shares held in trust.

6. Includes 2,451 shares of restricted common stock for which Ms. Collier has sole voting power and no investment power.

7. Includes 874 shares of restricted common stock for which Mr. Kienzle has sole voting power and no investment power.

8. Includes 5,386 shares of restricted common stock for which Mr. Langsen has sole voting power and no investment power.

9. Includes 9,769 shares of common stock held jointly by Mr. Murphy and his spouse. Mr. Murphy has shared voting and investment power with respect to these shares. Also includes 4,088 shares of restricted common stock for which Mr. Murphy has sole voting power and no investment power.

          The following table sets forth information regarding the number and percentage of shares of common stock held by all persons and entities who are known by Aviall to beneficially own five percent or more of Aviall's outstanding common stock. The information regarding beneficial ownership of common stock by the entities identified below is included in reliance on a report filed with the SEC by such entity, except that the percentage is based upon Aviall's calculations made in reliance upon the number of shares reported to be beneficially owned by such entity in such report and the number of shares of common stock outstanding on April 20, 1999.

        NAME AND ADDRESS                     AMOUNT AND NATURE        PERCENT
       OF BENEFICIAL OWNER                OF BENEFICIAL OWNERSHIP    OF CLASS
-----------------------------------       -----------------------    --------
Neuberger & Berman, LLC                             2,790,900          15.3%(1)
Nolan Acquisition Partners and                      1,589,329           8.7%(2)
AeroGroup I, Ltd. Co.

------------------

1. According to a Schedule 13G filed by Neuberger & Berman, LLC on February 9, 1999, Neuberger & Berman has sole voting power with respect to 1,511,800 shares of common stock, shared voting power with respect to 1,244,900 shares of common stock and shared dispositive power with respect to 2,790,900 shares of common stock. In the Schedule 13G, Neuberger & Berman reported that it acts as an investment manager for various funds which hold the shares in the ordinary course of business, that it does not have any economic interest in the shares, that the actual owners of such shares are its clients and its clients have the sole right to receive and the power to direct the receipt of dividends or proceeds from the sale of the shares. The business address of Neuberger & Berman, LLC is 605 Third Avenue, New York, New York 10158-3698.

2. According to a Schedule 13D filed on March 12, 1999 by Nolan Acquisition Partners, Nolan Acquisition Group, L.P., Kincaid Capital Group, Thomas R. Kincaid, Dan Komnenovich, Richard Jones, Conese Capital, L.L.C., Conese Family Partnership (Nevada), L.P., Conese General Partner (Nevada), Inc., Eugene P. Conese (collectively, the "Nolan Group"), and Brian H. Rowe, AeroGroup I, Ltd. Co. and AeroEquity, Inc. (collectively, the "Rowe Group"), Nolan Acquisition Partners has sole voting and dispositive power with respect to 1,452,900 shares of common stock and AeroGroup I, Ltd. Co. has sole voting and dispositive power with respect to 136,429 shares of common stock. The other members of the Nolan Group share voting and dispositive power with respect to 1,452,900 shares and the other members of the Rowe Group share voting and dispositive power with respect to 136,429 shares. The business address of Nolan Acquisition Partners, Nolan Acquisition Group, L.P., Kincaid Capital Group, Mr. Kincaid, Mr. Komnenovich and Mr. Jones is 125 East John Carpenter Freeway, Suite 190, Irving, Texas 75062. The business address of Conese Capital, L.L.C., Conese Family Partnership (Nevada), L.P. and Conese General Partner (Nevada), Inc. is 101 Convention Center Drive, Suite 850, Las Vegas, Nevada 89109. The business address of Mr. Conese is 55 Alhambra Plaza, Suite 600, Coral Cables, Florida 33134. The business address of Brian H. Rowe, AeroGroup I, Ltd. Co. and AeroEquity, Inc. is 7414 Hodgson Memorial Drive, Suite B, Savannah, Georgia 31406.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AVIALL, INC.

April 29, 1999                            By  /s/ ERIC E. ANDERSON
                                             ----------------------------------
                                             Eric E. Anderson
                                             Chairman, President and Chief
                                             Executive Officer