Form 10-Q
period 1999-03-31
AVIALL INC
filed 1999-05-13
CIK 701650

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                   FORM 10-Q

(MARK ONE)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM         TO
                                             ---------   --------

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

     The number of shares of Common Stock, par value $.01 per share, outstanding at May 5, 1999 was 18,241,421.


===============================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

                                  AVIALL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)



                                                                                                Three months ended
                                                                                                     March 31,
                                                                                           ---------------------------
                                                                                                1999           1998
----------------------------------------------------------------------------------------------------------------------
Net sales                                                                                    $ 87,408          98,030
Cost of sales                                                                                  63,322          72,990
----------------------------------------------------------------------------------------------------------------------
Gross profit                                                                                   24,086          25,040
Operating and other expenses:
   Selling and administrative expenses                                                         18,210          17,187
   Interest expense                                                                               720             507
----------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                                    5,156           7,346
Provision for income taxes                                                                      2,070             367
----------------------------------------------------------------------------------------------------------------------
Net earnings                                                                                 $  3,086           6,979
======================================================================================================================

Basic net earnings per share                                                                 $   0.17            0.35
Weighted average common shares                                                             18,190,455      19,968,503
======================================================================================================================

Diluted net earnings per share                                                               $   0.17            0.34
Weighted average common and potentially
   dilutive common shares                                                                  18,470,381      20,388,350
======================================================================================================================


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                         March 31,        December 31,
                                                                                            1999              1998
----------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                            $   4,983           3,136
   Receivables                                                                             63,479          59,357
   Inventories                                                                             92,351          84,078
   Prepaid expenses and other current assets                                                2,199           1,849
   Deferred income taxes                                                                   18,174           7,674
----------------------------------------------------------------------------------------------------------------------
Total current assets                                                                      181,186         156,094
----------------------------------------------------------------------------------------------------------------------

Property, plant and equipment                                                              10,451          10,331
Intangible assets                                                                          58,055          58,709
Deferred income taxes                                                                      63,993          76,222
Other assets                                                                                3,212           3,290
----------------------------------------------------------------------------------------------------------------------
Total assets                                                                            $ 316,897         304,646
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                    $  13,245          13,628
   Accounts payable                                                                        37,471          31,615
   Accrued expenses                                                                        32,251          34,934
----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                  82,967          80,177
----------------------------------------------------------------------------------------------------------------------

Long-term debt                                                                             36,750          32,000
Other liabilities                                                                          25,171          23,880
Shareholders' equity (includes common stock of $.01 par value per share with
   80,000,000 shares authorized; 20,241,421 shares and 20,180,267 shares issued at March 31, 1999 and at December 31, 1998, respectively; 18,241,421 shares and 18,180,267 shares outstanding at March 31, 1999 and at December 31, 1998, respectively; preferred stock of $.01 par value per share with 10,000,000
   shares authorized and no shares issued and outstanding)                                172,009         168,589
-------------------------------------------------------------------------------------- --------------- ---------------
Total liabilities and shareholders' equity                                              $ 316,897         304,646
======================================================================================================================


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                         Three months ended March 31,
                                                                                        ------------------------------
                                                                                          1999             1998
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                         $  3,086            6,979
   Depreciation and amortization                                                           1,540            1,376
   Deferred income taxes                                                                   1,728                4
   Compensation expense on restricted stock awards                                            50               57
   Changes in:
     Receivables                                                                          (4,122)          (2,934)
     Inventories                                                                          (8,273)          (3,930)
     Accounts payable                                                                      5,856            5,737
     Accrued expenses                                                                     (2,683)          (1,132)
     Other, net                                                                              897           (1,067)
----------------------------------------------------------------------------------------------------------------------
                                                                                          (1,921)           5,090
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                     (933)          (1,033)
   Sales of property, plant and equipment                                                     50              (81)
----------------------------------------------------------------------------------------------------------------------
                                                                                            (883)          (1,114)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Debt repaid                                                                            (3,003)          (2,272)
   Net change in revolving credit facility                                                 7,370            1,783
   Issuance of common stock                                                                  284            2,767
   Purchase of treasury stock                                                                 --             (195)
----------------------------------------------------------------------------------------------------------------------
                                                                                           4,651            2,083
----------------------------------------------------------------------------------------------------------------------
Change in cash                                                                             1,847            6,059
Cash, beginning of period                                                                  3,136            7,556
----------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                     $  4,983           13,615
======================================================================================================================

CASH PAID FOR INTEREST AND INCOME TAXES:
   Interest                                                                             $    694              621
   Income taxes                                                                         $    111               78


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in Aviall, Inc.'s Form 10-K for the year ended December 31, 1998.

NOTE 2 - SEGMENT INFORMATION
     The following tables present information by operating segment (in thousands):

                                                                                  Three months
                                                                                      ended
                                                                                    March 31,
                                                                              ---------------------
        Revenues                                                               1999         1998
        -------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
        Parts Distribution                                                   $ 80,026       91,002
        ILS                                                                     7,382        7,028
        -------------------------------------------------------------------------------------------
        Total revenue                                                        $ 87,408       98,030
        ===========================================================================================


        Profit
        -------------------------------------------------------------------------------------------
        Parts Distribution                                                   $  3,342        5,372
        ILS                                                                     4,264        3,939
        -------------------------------------------------------------------------------------------
        Reportable segment profit                                               7,606        9,311
        Corporate                                                              (1,730)      (1,458)
        Interest expense                                                         (720)        (507)
        -------------------------------------------------------------------------------------------
        Earnings before income taxes                                         $  5,156        7,346
        ===========================================================================================

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW. The following discussion and analysis should be read in conjunction with the information set forth under Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 11 through 19 of Aviall, Inc.'s (the "Company") Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998. Parts Distribution sales were impacted by the February 1, 1999 implementation of the new Lawson enterprise system. These issues stemmed from problems in the newly-released software as well as the employees' lack of familiarity with the system. Parts Distribution converted its operations to the Lawson system on February 1 and immediately experienced a 30% decline in sales in the first weeks of February compared to the same period in January. As the Company addressed these issues, sales began to recover in the second half of February and continued to improve throughout March. Net sales for Parts Distribution for the first quarter of 1999 were $80.0 million, a decline of $11.0 million, or 12.1%, from the $91.0 million recorded in the same 1998 quarter. Parts Distribution sales were lower in all major business segments and geographic regions except the European and Australian segments which posted slight increases. ILS revenue increased $0.4 million, or 5.0%, from $7.0 million to $7.4 million year over year.

     Gross profit of $24.1 million was $0.9 million lower than the $25.0 million in the 1998 first quarter. Gross profit as a percentage of sales increased to 27.6% from 25.5%. This increase in gross profit percentage was primarily the result of increased margins in the Parts Distribution business and the higher percentage of ILS sales to total sales for the quarter.

     Selling and administrative expenses increased $1.0 million, or 6.0%, to $18.2 million in the first quarter of 1999. The increase primarily resulted from start-up expenses related to the first phase of the AviallOne project and costs associated with the strategic review process announced in February 1999.

     Interest expense was higher than in the first quarter 1998 reflecting the higher debt levels in the first quarter of 1999.

     Tax expense for the first quarter of 1999 increased $1.7 million to $2.1 million from the $0.4 million in the first quarter of 1998. The effective tax rate increased to 40.1% from 5.0% due to the year-end 1998 release of a U.S. federal valuation allowance on deferred tax assets. This increase in the provision for taxes reduces the Company's deferred tax asset, but does not result in increased cash tax payments.

     First quarter 1999 net earnings were $3.1 million, or $0.17 per share (diluted), compared to $7.0 million, or $0.34 per share (diluted), last year in the first quarter. Using an effective tax rate comparable to 1999, prior year results would have been $4.4 million, or $0.22 per share (diluted).

FINANCIAL CONDITION. Cash flows from operations were negative $1.9 million in the first three months of 1999 and $5.1 million in the comparable 1998 period. The reduced operating cash flow resulted from lower sales and gross profit due to the implementation of the new computer system and increased inventory purchases for anticipated sales volume partially offset by increased payables for these purchases.

     The Company's cash income tax expense continues to be substantially lower than the U.S. federal statutory rate due to the utilization of the large U.S. federal net operating loss ("NOL"). The Company's cash tax expense is primarily related to foreign taxes on foreign operations and U.S. federal alternative minimum tax. For U.S. federal tax purposes as of December 31, 1998, the Company had an estimated net operating loss carryforward of approximately $180 million expiring in 2009-2011. Based on current and expected future earnings levels, the NOLs may not be fully utilized for several years. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the U.S. federal NOL carryforward that can be utilized. The amount of the annual limitation can vary significantly based on certain factors existing at the date of the change.

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

     STATE OF READINESS. During 1998, hardware and system software reviews for Year 2000 compliance, including information technology ("IT") and non-IT systems, were conducted by the Company with the assistance of outside consultants. In addition, the Company is assessing its exposure from external sources to Year 2000 failures, including major suppliers, customers and third-party providers. The Company has replaced its financial and Parts Distribution applications software with Year 2000 compliant systems. The replacement of the financial software was implemented in the second quarter of 1998. The Parts Distribution applications software replacement was implemented on schedule in the first quarter of 1999. ILS utilizes internally developed applications software. The program modifications to make this proprietary software Year 2000 compliant have been completed. Testing and validation of these modifications will continue to be conducted during 1999. The following is a table showing the Company's critical systems state of readiness for Year 2000 based on management's assessment:

                    STATE OF READINESS AS OF MARCH 31, 1999

                  INTERNAL IT AND NON-IT SYSTEMS AND EQUIPMENT

                                                                      ESTIMATED
                                                                       PERCENT             ESTIMATED
                                   PHASE                              COMPLETE          COMPLETION DATE
                                   -----                              ---------         ----------------

        Awareness                                                         100%          Complete
        Assessment of changes required                                     95%          2nd Quarter 1999
        Remediation or replacement                                         98%          2nd Quarter 1999
        Testing                                                            90%          3rd Quarter 1999
        Contingency planning as applicable                                  5%          3rd Quarter 1999


                 SUPPLIERS, CUSTOMERS AND THIRD-PARTY PROVIDERS


                                                                      ESTIMATED
                                                                       PERCENT             ESTIMATED
                                   PHASE                              COMPLETE          COMPLETION DATE
                                   -----                              ---------         ----------------

        Awareness - identify companies                                    100%          Complete
        Assessment questionnaires completed by major suppliers            100%          Complete
        Detailed assessment review with key third-party providers          20%          2nd Quarter 1999
        Review contractual commitments                                      0%          3rd Quarter 1999
        Risk assessment                                                    10%          2nd Quarter 1999
        Contingency planning as applicable                                  5%          2nd Quarter 1999
        Testing as applicable                                               0%          3rd Quarter 1999

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

OUTLOOK. Aviall primarily participates in the global aviation aftermarket through its core aviation Parts Distribution and ILS businesses. The Company is affected by the general economic cycle, particularly as it influences flight activity in commercial, business and general aviation. Aviall serves a significant number of customers in the Asia-Pacific and Latin American regions. In 1998, countries in these regions experienced financial market volatility and the currencies of certain countries fell in value relative to the U.S. dollar. These factors reduced demand for air travel in the Asia-Pacific region in 1998 and as a result reduced customers' need for aircraft parts and their ability to pay in a timely manner. Continued volatility in Latin America could produce similar results in that region in 1999. Recent improvements in the Asia-Pacific region may lead to a slow business recovery in the region in 1999, which could result in greater demand for aircraft parts in this region.

     Commercial airlines in North America and Europe continue to effectively manage their capacity by retiring older aircraft as new aircraft are delivered, limiting growth in demand for replacement parts. Management is actively seeking new sources of supply for airline products to expand the Company's growth in that segment.

     The operations modules of the Lawson Insight(TM) system were implemented by the Parts Distribution business in February 1999. Typical systems implementation issues and the learning curve associated with a large scale implementation significantly affected sales in February and into March. The Company and Lawson have addressed the major issues with the system, and Parts Distribution employees are increasing their proficiency with the system.

     Information and communication technology is evolving rapidly, and developments such as the Internet could affect proprietary database service companies such as ILS and traditional distribution companies. Management believes that the active employment by the Company of these new technologies, such as the Internet, will enable it to maintain its technological leadership and minimize the risk of obsolescence. A new version of the aviall.com website currently in development will offer significant improvements to the functionality of the on-line Parts Distribution ordering system, drawing on advanced Internet capabilities of the new Lawson Insight(TM) enterprise system. Similarly, ILS is preparing new content for its website that will be available on the Internet at ILSmart.com, during the second quarter of 1999. ILS is also continuing its transition into electronic commerce, and is working with a number of firms to offer new services in this area.

     AviallOne, a new program to improve sales processes and enhance customer service, is a key internal focus for Parts Distribution for 1999. It will establish one high standard of proficiency using the Lawson Insight(TM) system to better meet specific customer requirements. In addition to improving the efficiency and increasing call capacity in the Dallas Sales Center, AviallOne will enable Parts Distribution to measure, document and implement best practices in the Company's sales organization and to provide an excellent experience for all customers.

     In late February 1999, the Company announced that its Board of Directors had authorized the Company to retain an investment banking firm to assist the Company in exploring alternatives to improve shareholder value. In that regard, the Company's Board authorized management to examine a range of possible transactions which may include a sale, joint venture or other transaction involving the Company or either of its two operating businesses, Parts Distribution and ILS. This strategic review process is ongoing. There can be no assurance that any such transaction will be completed or of the terms or timing of any such transaction.

CERTAIN FORWARD-LOOKING STATEMENTS. This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations of the Company as well as its customers and suppliers, including as a result of competitive factors and pricing pressures, shifts in market demand, Year 2000 issues, general economic conditions and other factors including among others, those that effect flight activity in commercial, business and general aviation, the business activities of the Company's customers and suppliers and developments in information and communication technology. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has market risk exposure arising from changes in interest rates and foreign exchange rates. The Company from time to time has used financial instruments to offset such risks. Financial instruments are not used for trading or speculative purposes. The Company has experienced no significant changes in market risk during the first quarter of 1999. The Company's market risk is described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                          PART II - OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3.1    Amended and Restated By-Laws of Aviall, Inc.
          10.1* Form of Amended and Restated Severance Agreement between Aviall, Inc. and each of its executive officers
          10.2* Addendum to Amended and Restated Severance Agreement between Aviall, Inc. and Bruce Langsen
          10.3*  Amendment to Aviall, Inc. Stock Incentive Plan
          10.4*  Amendment to Aviall, Inc. 1998 Stock Incentive Plan
          10.5*  Aviall, Inc. Benefit Restoration Plan
          10.6* Amendment No. One to the Aviall, Inc. Benefit Restoration Plan 10.7* Amended and Restated Severance Pay Plan
          27.1   Financial Data Schedule
          --------------

          * Each document marked with an asterisk constitutes a management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K

          No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AVIALL, INC.

May 12, 1999                                 By   /s/ Jacqueline K. Collier
                                                  ------------------------------
                                                  Jacqueline K. Collier
                                                  Vice President and Controller


May 12, 1999                                      /s/ Cornelius Van Den Handel
                                                  ------------------------------
                                                  Cornelius Van Den Handel
                                                  Vice President and Treasurer
                                                  (Principal Financial Officer)

                               INDEX TO EXHIBITS


     Exhibit
     Number                          Description
--------------------------------------------------------------------------------

     3.1           Amended and Restated By-Laws of Aviall, Inc.
    10.1*          Form of Amended and Restated Severance Agreement between
                   Aviall, Inc. and each of its executive officers
    10.2*          Addendum to Amended and Restated Severance Agreement between
                   Aviall, Inc. and Bruce Langsen
    10.3*          Amendment to Aviall, Inc. Stock Incentive Plan
    10.4*          Amendment to Aviall, Inc. 1998 Stock Incentive Plan
    10.5*          Aviall, Inc. Benefit Restoration Plan
    10.6*          Amendment No. One to the Aviall, Inc. Benefit Restoration Plan
    10.7*          Amended and Restated Severance Pay Plan
    27.1           Financial Data Schedule
    --------------

    * Each document marked with an asterisk constitutes a management contract or compensatory plan or arrangement.