Form 10-Q
period 1999-06-30
AVIALL INC
filed 1999-08-16
CIK 701650

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


     Indicate by check [X] whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock, par value $.01 per share, outstanding at August 6, 1999 was 18,271,810.


================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                  AVIALL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                  Three months ended              Six months ended
                                                                        June 30,                      June 30,
                                                                -------------------------     -------------------------
                                                                   1999           1998           1999           1998
                                                                ----------     ----------     ----------     ----------
Net sales                                                       $   95,318        104,949        182,726        202,979
Cost of sales                                                       70,753         78,970        134,075        151,960
                                                                ----------     ----------     ----------     ----------
Gross profit                                                        24,565         25,979         48,651         51,019
Operating and other expenses:
   Selling and administrative expenses                              18,457         17,481         36,667         34,668
   Interest expense                                                    796            576          1,516          1,083
                                                                ----------     ----------     ----------     ----------
Earnings from continuing operations before income taxes              5,312          7,922         10,468         15,268
Provision for income taxes                                           2,230             94          4,300            461
                                                                ----------     ----------     ----------     ----------
Earnings from continuing operations                                  3,082          7,828          6,168         14,807
Discontinued operations:
   Gain on disposal (net of income tax expense of $768
   in 1999)                                                          1,426          2,083          1,426          2,083
                                                                ----------     ----------     ----------     ----------
Earnings from discontinued operations                                1,426          2,083          1,426          2,083
                                                                ----------     ----------     ----------     ----------
Net earnings                                                    $    4,508          9,911          7,594         16,890
                                                                ==========     ==========     ==========     ==========

Basic net earnings per share:
   Earnings from continuing operations                          $     0.17           0.40           0.34           0.75
   Earnings from discontinued operations                              0.08           0.10           0.08           0.10
                                                                ----------     ----------     ----------     ----------
Net earnings                                                    $     0.25           0.50           0.42           0.85
                                                                ==========     ==========     ==========     ==========
Weighted average common shares                                  18,211,120     19,727,636     18,201,197     19,847,404
                                                                ==========     ==========     ==========     ==========

Diluted net earnings per share:
   Earnings from continuing operations                          $     0.17           0.39           0.33           0.73
   Earnings from discontinued operations                              0.07           0.10           0.08           0.10
                                                                ----------     ----------     ----------     ----------
Net earnings                                                    $     0.24           0.49           0.41           0.83
                                                                ==========     ==========     ==========     ==========
Weighted average common and potentially dilutive
  common shares                                                 18,554,391     20,119,859     18,512,795     20,253,439
                                                                ==========     ==========     ==========     ==========


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      June 30,   December 31,
                                                                                       1999         1998
                                                                                     --------     -------
                                                                                    (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                         $  2,303       3,136
   Receivables                                                                         66,385      59,357
   Inventories                                                                         95,698      84,078
   Prepaid expenses and other current assets                                            3,103       1,849
   Deferred income taxes                                                               18,174       7,674
                                                                                     --------     -------
Total current assets                                                                  185,663     156,094
                                                                                     --------     -------

Property, plant and equipment                                                          10,333      10,331
Intangible assets                                                                      57,353      58,709
Deferred income taxes                                                                  59,969      76,222
Other assets                                                                            2,913       3,290
                                                                                     --------     -------
Total assets                                                                         $316,231     304,646
                                                                                     ========     =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                 $ 13,532      13,628
   Accounts payable                                                                    39,411      31,615
   Accrued expenses                                                                    24,667      34,934
                                                                                     --------     -------
Total current liabilities                                                              77,610      80,177
                                                                                     --------     -------

Long-term debt                                                                         37,500      32,000
Other liabilities                                                                      24,291      23,880
Shareholders' equity (includes common stock of $.01 par value per share with
   80,000,000 shares authorized; 20,264,211 shares and 20,180,267 shares issued at June 30, 1999 and at December 31, 1998, respectively; 18,264,211 shares and 18,180,267 shares outstanding at June 30, 1999 and at December 31, 1998, respectively; preferred stock of $.01 par value per share with 10,000,000
   shares authorized and no shares issued and outstanding)                            176,830     168,589
                                                                                     --------     -------
Total liabilities and shareholders' equity                                           $316,231     304,646
                                                                                     ========     =======


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                          Six months ended June 30,
                                                          -------------------------
                                                             1999          1998
                                                           --------       ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                            $  7,594       16,890
   Gain on disposal of discontinued operations               (1,426)      (2,083)
   Depreciation and amortization                              3,228        2,808
   Compensation expense on restricted stock awards              111          115
   Deferred income taxes                                      3,263            8
   Changes in:
     Receivables                                             (7,028)      (4,398)
     Inventories                                            (11,530)      (7,390)
     Accounts payable                                         7,796        9,302
     Accrued expenses                                        (6,435)      (4,527)
     Other, net                                                (659)      (1,021)
                                                           --------      -------
                                                             (5,086)       9,704
                                                           --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                      (1,748)      (2,104)
   Sales of property, plant and equipment                        61          (83)
                                                           --------      -------
                                                             (1,687)      (2,187)
                                                           --------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Debt repaid                                               (6,004)      (4,549)
   Net change in revolving credit facility                   11,408        3,309
   Issuance of common stock                                     536        3,078
   Purchase of treasury stock                                    --      (14,822)
                                                           --------      -------
                                                              5,940      (12,984)
                                                           --------      -------
Change in cash                                                 (833)      (5,467)
Cash, beginning of period                                     3,136        7,556
                                                           --------      -------
Cash, end of period                                        $  2,303        2,089
                                                           ========      =======

CASH PAID FOR INTEREST AND INCOME TAXES:
   Interest                                                $  1,423        1,138
   Income taxes                                            $    933          633


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in Aviall, Inc.'s Form 10-K for the year ended December 31, 1998.

NOTE 2 - SEGMENT INFORMATION

     The following tables present information by operating segment (in thousands):

                                                              Three months ended           Six months ended
                                                                    June 30,                   June 30,
                                                            ----------------------       ---------------------
Revenues (Unaudited)                                          1999           1998          1999          1998
                                                            --------       -------       -------       -------
Parts Distribution                                          $ 87,811        97,867       167,837       188,869
ILS                                                            7,507         7,082        14,889        14,110
                                                            --------       -------       -------       -------
Total revenue                                               $ 95,318       104,949       182,726       202,979
                                                            ========       =======       =======       =======


Profit (Unaudited)

Parts Distribution                                          $  3,186         6,222         6,528        11,594
ILS                                                            4,240         3,946         8,504         7,885
                                                            --------       -------       -------       -------
   Reportable segment profit                                   7,426        10,168        15,032        19,479
Corporate                                                     (1,318)       (1,670)       (3,048)       (3,128)
Interest expense                                                (796)         (576)       (1,516)       (1,083)
                                                            --------       -------       -------       -------
Earnings from continuing operations before income taxes     $  5,312         7,922        10,468        15,268
                                                            ========       =======       =======       =======

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

RESULTS OF OPERATIONS-THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998. Net sales for the Parts Distribution business were impacted by issues stemming from the February 1, 1999 implementation of the new Lawson enterprise system. These issues included synchronization between multiple systems, hardware and software problems, and the learning curve associated with the new processes. Management believes that Parts Distribution sales were also affected by the strategic review process announced earlier in the year. Net Parts Distribution sales for the second quarter of 1999 were $87.8 million, a decline of $10.1 million, or 10.3%, from a very strong $97.9 million recorded in the same 1998 quarter. Sales were lower in all major business segments and geographic regions except the European and Australian segments which posted slight increases. ILS revenue increased $0.4 million or 6.0% from $7.1 million to $7.5 million period over period.

     Gross profit of $24.6 million was $1.4 million lower than the $26.0 million in the 1998 second quarter. Gross profit as a percentage of sales increased to 25.8% from 24.8%. This increase in gross profit percentage resulted from the higher percentage of ILS sales to total sales for the quarter and increased margins in the Parts Distribution business.

     Selling and administrative expenses increased $1.0 million or 5.6% to $18.5 million in the second quarter of 1999. The increase primarily resulted from start-up expenses related to the first phase of the AviallOne project and costs associated with the enhanced AVIALL.COM website. Interest expense was higher than in the second quarter 1998 reflecting the higher debt levels in the second quarter of 1999.

     Tax expense for the second quarter of 1999 increased $2.1 million to $2.2 million from the $0.1 million in the second quarter of 1998. The effective tax rate increased to 42.0% from 1.2% due to the year-end 1998 release of a U.S. federal valuation allowance on deferred tax assets. This increase in the provision for taxes reduces the Company's deferred tax asset, but does not result in increased cash tax payments.

     A gain in discontinued operations resulted from revised estimates for retained liabilities. In the second quarter of 1999, the gain was primarily due to settlement of a state tax assessment, and in the second quarter of 1998 the gain was primarily due to revised estimates for product liability insurance premiums.

     Second quarter 1999 net earnings from continuing operations were $3.1 million, or $0.17 per share (diluted) compared to a reported $7.8 million, or $0.39 per share (diluted) last year in the second quarter. Using an effective tax rate of 42%, the prior quarter results would have been $4.6 million, or $0.23 per share (diluted).

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998. Net sales for the Parts Distribution business were impacted by issues related to the February 1, 1999 implementation of the new Lawson enterprise system as well as the strategic review process. Net Parts Distribution sales for the first half of 1999 were $167.8 million, a decline of $21.0 million, or 11.1%, from the $188.9 million recorded in the same half of 1998. Sales were lower in all major business segments and geographic regions except the European and Australian segments which posted slight increases. ILS revenue increased $0.8 million or 5.5% from $14.1 million to $14.9 million period over period.

     Gross profit of $48.7 million was $2.4 million lower than the $51.0 million in the first half of 1998. Gross profit as a percentage of sales increased to 26.6% from 25.1%. This increase in gross profit percentage was primarily the result of the higher percentage of ILS sales to total sales for the quarter and increased margins in the Parts Distribution business.

     Selling and administrative expenses increased $2.0 million or 5.8% to $36.7 million in the first half of 1999. The increase primarily resulted from start-up expenses related to the first phase of the AviallOne project. Interest expense was higher than in the first half of 1998 reflecting the higher debt levels.

     Tax expense for the first half of 1999 increased $3.8 million to $4.3 million from the $0.5 million in the first half of 1998. The effective tax rate increased to 41.1% from 3.0% due to the year-end 1998 release of a U.S. federal valuation allowance on deferred tax assets. This increase in the provision for taxes reduces the Company's deferred tax asset, but does not result in increased cash tax payments.

     First half of 1999 net earnings from continuing operations were $6.2 million, or $0.33 per share (diluted) compared to a reported $14.8 million, or $0.73 per share (diluted) last year in the first half. Using a similar effective tax rate, the prior year results would have been $9.0 million, or $0.44 per share (diluted).

FINANCIAL CONDITION. Cash flows from operations were a negative $5.1 million in the first six months of 1999 and positive $9.7 million in the comparable 1998 period. The reduced operating cash flow resulted from lower sales and gross profit, increased inventory purchases for the anticipated sales volume partially offset by increased payables for these purchases and increased accounts receivable due to implementation issues with the new software.

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

     STATE OF READINESS. During 1998, hardware and system software reviews for Year 2000 compliance, including information technology ("IT") and non-IT systems, were conducted by the Company with the assistance of outside consultants. In addition, the Company is assessing its exposure from external sources to Year 2000 failures, including major suppliers, customers and third-party providers. The Company has replaced its financial and Parts Distribution applications software with Year 2000 compliant systems. The replacement of the financial software was implemented in the second quarter of 1998. The Parts Distribution applications software replacement was implemented in the first quarter of 1999. ILS utilizes internally developed applications software. The program modifications to make this proprietary software Year 2000 compliant have been completed. Testing and validation of these modifications will continue with expected completion in the third quarter of 1999. The following table shows the Company's critical systems state of readiness for Year 2000 based on management's assessment:

                     STATE OF READINESS AS OF JUNE 30, 1999

                  INTERNAL IT AND NON-IT SYSTEMS AND EQUIPMENT

                                                                    ESTIMATED
                                                                     PERCENT             ESTIMATED
                                 PHASE                              COMPLETE          COMPLETION DATE
                                 -----                              --------          ---------------
       Awareness                                                        100%          Complete
       Assessment of changes required                                   100%          Complete
       Remediation or replacement                                       100%          Complete
       Testing                                                           90%          3rd Quarter 1999
       Contingency planning as applicable                                80%          4th Quarter 1999

                 SUPPLIERS, CUSTOMERS AND THIRD-PARTY PROVIDERS

                                                                    ESTIMATED
                                                                     PERCENT             ESTIMATED
                                 PHASE                              COMPLETE          COMPLETION DATE
                                 -----                              --------          ---------------
       Awareness - identify companies                                   100%          Complete
       Assessment questionnaires completed by major suppliers           100%          Complete
       Detailed assessment review with key third-party providers         75%          3rd Quarter 1999
       Risk assessment                                                   50%          3rd Quarter 1999
       Contingency planning as applicable                                50%          4th Quarter 1999

     COSTS. The Company replaced its Parts Distribution applications and financial software with an integrated enterprise system at a cost of approximately $5 million which was capitalized. The replacement resulted from both the need to enhance the efficiencies and effectiveness of the Parts Distribution operating system by replacing several old legacy systems and to address the Year 2000 issue. Approximately $200,000 has been expensed to date related to Parts Distribution for Year 2000 issues. An estimated additional $100,000 will be expensed. The cost expensed to date to modify the ILS operating software was $165,000. An additional $60,000 is expected to be required to complete this project, including testing.

     RISKS AND CONTINGENCY PLANS. In management's assessment, the most likely worst case scenario for Year 2000 non-compliance for Parts Distribution would result if suppliers were unable to ship inventory. The Company has distributed questionnaires to its major suppliers to assess their Year 2000 readiness. Management may adjust inventory purchasing prior to January 1, 2000 for any suppliers with suspected Year 2000 issues. In addition, Parts Distribution does limited electronic data interchange ("EDI") with both suppliers and customers. Purchase and sale orders from EDI suppliers or customers could be processed manually if EDI failed from either side. Management's assessment of the most likely worst case scenario for ILS would result if either the listing companies were unable to update their data or clients were unable to access ILS' database due to their own systems not being Year 2000 compliant. The Company has distributed information through the mail and the ILS website on corrective actions that clients can take to address Year 2000 compliance of their own systems. The Company depends on third-party providers for key services such as telecommunications, utilities and transportation. Interruption of these services could, in management's view, have a material impact on the operations of the Company. The Company continues to evaluate the readiness of these critical suppliers. The Company will assess and develop contingency plans throughout 1999 depending on circumstances encountered during the year. Although Aviall's management presently believes the Company is taking appropriate steps to assess and correct its Year 2000 issues, due to the general uncertainty inherent in the Year 2000 issue and the readiness of third parties, Aviall is unable to determine whether Year 2000 will have a material adverse effect on the Company's results of operations or financial condition.

OUTLOOK. Aviall primarily participates in the global aviation aftermarket through its core aviation parts distribution and inventory information services businesses. The Company is affected by the general economic cycle, particularly as it influences flight activity in commercial, business and general aviation. Aviall serves a significant number of customers in the Asia-Pacific and Latin American regions. In 1998, countries in these regions experienced financial market volatility and the currencies of certain countries fell in value relative to the U.S. dollar. These factors depressed air travel in the Asia-Pacific region in 1998 and as a result reduced customers' need for aircraft parts and affected their ability to pay in a timely manner. Continued volatility in Latin America could produce similar results in 1999. Improvements in the Asia-Pacific region indicate a slow business recovery in the region in 1999, which could result in greater demand for aircraft parts from this region.

     Commercial airlines in North America and Europe continue to effectively manage their capacity by retiring older aircraft as new aircraft are delivered, limiting growth in demand for replacement parts. Management is actively seeking new sources of supply for airline products to expand the Company's growth in the airline segment.

     The operations modules of the Lawson Insight(tm) system were implemented by the Parts Distribution business in February 1999. Normal systems implementation issues and the learning curve associated with the new processes continued to affect sales in the second quarter of 1999. Management believes the issues relating to the implementation of the new computer system have substantially been resolved. The Company is focusing on maximizing customer service to rebuild its market leadership position and recapture market share.

     Information and communication technology is evolving rapidly, and developments such as the Internet could affect proprietary database service companies such as ILS and traditional distribution companies. Management believes that the active employment by the Company of these new technologies, such as the Internet, will enable it to maintain its technological leadership and minimize the risk of obsolescence. A new version of the AVIALL.COM website offers significant improvements to the functionality of the on-line Parts Distribution ordering system, drawing on advanced Internet capabilities of the new Lawson Insight(tm) enterprise system. Similarly, ILS has installed new content for its website that is available on the Internet at ILSMART.COM. ILS is also continuing its transition into electronic commerce, and is working with a number of firms to offer new services in this area.

     On February 23, 1999, the Company announced that its Board of Directors had retained an investment banking firm to assist the Company in exploring alternatives to improve shareholder value. In that regard, the Company's Board authorized management to examine a range of possible transactions which may include a sale, joint venture or other transaction involving the Company or either of its two operating businesses, Parts Distribution and ILS. This strategic review process is ongoing. There can be no assurance that any such transaction will be completed or of the terms or timing of any such transaction.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has market risk exposure arising from changes in interest rates and foreign exchange rates. The Company from time to time has used financial instruments to offset such risks. Financial instruments are not used for trading or speculative purposes. The Company has experienced no significant changes in market risk during the first half of 1999. The Company's market risk is described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

                                                 AVIALL, INC.

August 12, 1999                                  By /s/ Jacqueline K. Collier
                                                   ---------------------------
                                                   Jacqueline K. Collier
                                                   Vice President and Controller


August 12, 1999                                    /s/ Cornelius Van Den Handel
                                                   -----------------------------
                                                   Cornelius Van Den Handel
                                                   Vice President and Treasurer
                                                   (Principal Financial Officer)

                                INDEX TO EXHIBITS


    Exhibit
     Number                       Description
   ----------             ------------------------------

    27.1          Financial Data Schedule