Form 10-Q
period 1999-09-30
AVIALL INC
filed 1999-11-12
CIK 701650

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                    FORM 10-Q

(MARK ONE)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     The number of shares of Common Stock, par value $.01 per share, outstanding at November 5, 1999 was 18,271,576.

================================================================================

                         PART I - FINANCIAL INFORMATION



ITEM 1:  FINANCIAL STATEMENTS

                                  AVIALL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                 Three months ended                 Nine months ended
                                                                    September 30,                     September 30,
                                                            -----------------------------     -----------------------------
                                                                1999             1998             1999             1998
                                                            ------------     ------------     ------------     ------------
Net sales                                                   $     92,811          102,126          275,537          305,105
Cost of sales                                                     68,528           76,672          202,603          228,632
                                                            ------------     ------------     ------------     ------------
Gross profit                                                      24,283           25,454           72,934           76,473
Operating and other expenses:
   Selling and administrative expenses                            18,907           17,132           55,574           51,800
   Nonrecurring item                                               1,772             --              1,772             --
   Interest expense                                                  889              809            2,405            1,892
                                                            ------------     ------------     ------------     ------------
Earnings from continuing operations before income taxes            2,715            7,513           13,183           22,781
Provision for income taxes                                         1,171              232            5,471              693
                                                            ------------     ------------     ------------     ------------
Earnings from continuing operations                                1,544            7,281            7,712           22,088
Discontinued operations:
   Gain on disposal (net of income tax expense of $661
   and $1,429 in 1999)                                             1,228             --              2,654            2,083
                                                            ------------     ------------     ------------     ------------
Earnings from discontinued operations                              1,228             --              2,654            2,083
                                                            ------------     ------------     ------------     ------------
Net earnings                                                $      2,772            7,281           10,366           24,171
                                                            ============     ============     ============     ============

Basic net earnings per share:
   Earnings from continuing operations                      $       0.08             0.39             0.42             1.13
   Earnings from discontinued operations                            0.07             --               0.15             0.11
                                                            ------------     ------------     ------------     ------------
Net earnings                                                $       0.15             0.39             0.57             1.24
                                                            ============     ============     ============     ============
Weighted average common shares                                18,241,764       18,742,140       18,215,104       19,474,933
                                                            ============     ============     ============     ============
Diluted net earnings per share:
   Earnings from continuing operations                      $       0.08     $       0.38             0.42             1.11
   Earnings from discontinued operations                            0.07             --               0.14             0.11
                                                            ------------     ------------     ------------     ------------
Net earnings                                                $       0.15     $       0.38             0.56             1.22
                                                            ============     ============     ============     ============
Weighted average common and potentially dilutive
  common shares                                               18,590,107       19,038,745       18,538,951       19,844,491
                                                            ============     ============     ============     ============


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     September 30,     December 31,
                                                                                          1999            1998
                                                                                     -------------     ------------
                                                                                      (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                          $    3,914            3,136
   Receivables                                                                            66,470           59,357
   Inventories                                                                            94,051           84,078
   Prepaid expenses and other current assets                                               2,288            1,849
   Deferred income taxes                                                                  18,174            7,674
                                                                                      ----------       ----------
Total current assets                                                                     184,897          156,094
                                                                                      ----------       ----------

Property, plant and equipment                                                             10,933           10,331
Intangible assets                                                                         56,667           58,709
Deferred income taxes                                                                     59,931           76,222
Other assets                                                                               2,875            3,290
                                                                                      ----------       ----------
Total assets                                                                          $  315,303          304,646
                                                                                      ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                  $   13,629           13,628
   Accounts payable                                                                       31,899           31,615
   Accrued expenses                                                                       27,963           34,934
                                                                                      ----------       ----------
Total current liabilities                                                                 73,491           80,177
                                                                                      ----------       ----------

Long-term debt                                                                            40,250           32,000
Other liabilities                                                                         21,825           23,880
Shareholders' equity (includes common stock of $.01 par value per share with
   80,000,000 shares authorized; 20,269,521 shares and 20,180,267 shares issued at September 30, 1999 and at December 31, 1998, respectively; 18,269,521 shares and 18,180,267 shares outstanding at September 30, 1999 and at December
   31, 1998, respectively; preferred stock of $.01 par value per share with
   10,000,000 shares authorized and no shares issued and outstanding)                    179,737          168,589
                                                                                      ----------       ----------
Total liabilities and shareholders' equity                                            $  315,303          304,646
                                                                                      ==========       ==========


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                   Nine months ended
                                                                     September 30,
                                                              ----------------------------
                                                                 1999              1998
                                                              ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                               $   10,366            24,171
   Gain on disposal of discontinued operations                    (2,654)           (2,083)
   Nonrecurring item                                               1,772              --
   Depreciation and amortization                                   4,971             4,307
   Compensation expense on restricted stock awards                    97               173
   Deferred income taxes                                           2,638                19
   Changes in:
     Receivables                                                  (7,113)           (1,648)
     Inventories                                                  (9,854)          (14,958)
     Accounts payable                                                284             1,552
     Accrued expenses                                             (3,178)           (3,828)
     Other, net                                                   (2,230)           (2,535)
                                                              ----------        ----------
                                                                  (4,901)            5,170
                                                              ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                           (3,379)           (2,621)
   Sales of property, plant and equipment                            121                95
                                                              ----------        ----------
                                                                  (3,258)           (2,526)
                                                              ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in revolving credit facility                        17,255            23,262
   Debt repaid                                                    (9,004)           (6,552)
   Issuance of common stock                                          686             3,243
   Purchase of treasury stock                                       --             (27,733)
                                                              ----------        ----------
                                                                   8,937            (7,780)
                                                              ----------        ----------
Change in cash and cash equivalents                                  778            (5,136)
Cash and cash equivalents, beginning of period                     3,136             7,556
                                                              ----------        ----------
Cash and cash equivalents, end of period                      $    3,914             2,420
                                                              ==========        ==========

CASH PAID FOR INTEREST AND INCOME TAXES:
   Interest                                                   $    2,260             1,900
   Income taxes                                               $    1,259             1,085


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in Aviall, Inc.'s Form 10-K for the year ended December 31, 1998.

NOTE 2 - SEGMENT INFORMATION

     The following tables present information by operating segment (in thousands):

                                                                Three months ended              Nine months ended
                                                                   September 30,                   September 30,
                                                               1999            1998            1999            1998
                                                            ----------      ----------      ----------      ----------
Revenues (Unaudited)
Parts Distribution                                          $   85,295          94,904         253,132         283,773
ILS                                                              7,516           7,222          22,405          21,332
                                                            ----------      ----------      ----------      ----------
Total revenue                                               $   92,811         102,126         275,537         305,105
                                                            ==========      ==========      ==========      ==========
Profit (Unaudited)
Parts Distribution                                          $    2,619           5,429           9,147          17,023
ILS                                                              4,222           4,394          12,726          12,279
                                                            ----------      ----------      ----------      ----------
   Reportable segment profit                                     6,841           9,823          21,873          29,302
Corporate                                                       (1,465)         (1,501)         (4,513)         (4,629)
Interest expense                                                  (889)           (809)         (2,405)         (1,892)
Nonrecurring item                                               (1,772)           --            (1,772)           --
                                                            ----------      ----------      ----------      ----------
Earnings from continuing operations before income taxes     $    2,715           7,513          13,183          22,781
                                                            ==========      ==========      ==========      ==========

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

RESULTS OF OPERATIONS-THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998. Net sales in the Parts Distribution business for the third quarter of 1999 were $85.3 million, a decline of $9.6 million, or 10.1%, from $94.9 million recorded in the same 1998 quarter. The decline resulted primarily from operational issues related to the replacement of the mainframe-based computer applications which began during the first quarter of 1999 and continued into the third quarter of 1999. Sales were lower in all major business segments and geographic regions except Australia, New Zealand and the region served by the Singapore facility which posted double digit increases. ILS revenue increased $0.3 million or 4.1% from $7.2 million to $7.5 million year over year.

     Gross profit of $24.3 million was $1.2 million lower than the $25.5 million in the 1998 third quarter. Gross profit as a percentage of sales increased to 26.2% from 24.9%. This increase in gross profit percentage resulted from the higher percentage of ILS sales to total sales for the quarter and increased margins in the Parts Distribution business.

     Selling and administrative expenses increased $1.8 million or 10.4% to $18.9 million in the third quarter of 1999. The increase resulted primarily from increased severance expense, higher freight costs and increased property taxes. A nonrecurring expense of $1.8 million was recorded in the third quarter of 1999 to reflect the fees paid for professional services and related costs incurred during the review of strategic alternatives.

     Tax expense for the third quarter of 1999 increased $0.9 million to $1.2 million from the $0.2 million in the third quarter of 1998. The effective tax rate increased to 43.1% from 3.1% due to the year-end 1998 release of a U.S. federal valuation allowance on deferred tax assets. This increase in the provision for taxes reduces the Company's deferred tax asset, but does not result in increased cash tax payments. The $1.2 million net gain in discontinued operations for the third quarter 1999 resulted from changes in estimates for certain retained liabilities.

     Third quarter 1999 net earnings from continuing operations were $1.5 million, or $0.08 per share (diluted) compared to a reported $7.3 million, or $0.38 per share (diluted) last year in the third quarter. Excluding the nonrecurring item, net earnings from continuing operations would have been $2.6 million, or $0.14 per share (diluted). Using an effective tax rate of 43.1%, the prior year results would have been $4.3 million, or $0.22 per share (diluted).

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998. Net sales for the Parts Distribution business were impacted by issues related to the February 1, 1999 implementation of the new Lawson enterprise system and by the strategic review process. Net sales for Parts Distribution for the first nine months of 1999 were $253.1 million, a decline of $30.6 million, or 10.8%, from the $283.8 million recorded in the same period of 1998. Sales were lower in all major business segments and geographic regions except the Australian region which posted a slight increase. ILS revenue increased $1.1 million or 5.0% from $21.3 million to $22.4 million year over year.

     Gross profit of $72.9 million was $3.5 million lower than the $76.5 million in the first three quarters of 1998. Gross profit as a percentage of sales increased to 26.5% from 25.1%. This increase in gross profit percentage was primarily the result of the higher percentage of ILS sales to total sales for the first nine months and increased margins in the Parts Distribution business.

     Selling and administrative expenses increased $3.8 million or 7.3% to $55.6 million in the first nine months of 1999. The increase primarily resulted from start-up expenses related to the first phase of the AviallOne project, costs associated with the enhanced aviall.com website, higher freight costs and severance expense. Interest expense was higher than in the same period of 1998 reflecting the higher debt levels.

     The provision for income taxes for the first three quarters of 1999 increased $4.8 million to $5.5 million from the $0.7 million in the same period of 1998. The effective tax rate increased to 41.5% from 3.0% due to the year-end 1998 release of a U.S. federal valuation allowance on deferred tax assets. This increase in the provision for taxes reduces the Company's deferred tax asset, but does not result in increased cash tax payments.

     Net earnings from continuing operations for the first three quarters of 1999 were $7.7 million, or $0.42 per share (diluted) compared to a reported $22.1 million, or $1.11 per share (diluted) for the same period last year. Using a 41.5% effective tax rate, the prior year results would have been $13.3 million, or $0.67 per share (diluted).

FINANCIAL CONDITION. Cash flows from operations were a negative $4.9 million in the first nine months of 1999 and a positive $5.2 million in the comparable 1998 period. The reduced operating cash flow in 1999 resulted from lower sales and gross profit, increased inventory purchases to support anticipated higher sales volume that was not realized and increased accounts receivable due to implementation issues with the new software.

     The Company's cash income tax expense continues to be substantially lower than the U.S. federal statutory rate due to the utilization of the large U.S. federal net operating loss ("NOL"). The Company's cash tax expense is primarily related to foreign taxes on foreign operations and U.S. federal alternative minimum tax. For U.S. federal tax purposes as of December 31, 1998, the Company had an estimated net operating loss carryforward of approximately $180 million expiring in 2009-2011. Based on current and expected future earnings levels, the NOLs may not be fully utilized for several years. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the U.S. federal NOL carryforward that can be utilized. The amount of the annual limitation can vary significantly based on certain factors existing at the date of a change.

     The Company expects to refinance its bank debt in the fourth quarter of 1999 to fund the recently announced new parts distribution contract with Rolls-Royce (see "Outlook").

YEAR 2000 COMPUTER SYSTEM COMPLIANCE. Many existing computer software and hardware programs refer to the year by only using the last two digits of the year. These computer programs will not properly interpret the year 2000. These programs, unless upgraded, could fail or create erroneous results causing a disruption in the operations of a company.

     STATE OF READINESS. During 1998, hardware and system software reviews for Year 2000 compliance, including information technology ("IT") and non-IT systems, were conducted by the Company with the assistance of outside consultants. In addition, the Company is assessing its exposure from external sources to Year 2000 failures, including major suppliers, customers and third-party providers. The Company has replaced its financial and Parts Distribution applications software with Year 2000 compliant systems. The replacement of the financial software was implemented in the second quarter of 1998. The Parts Distribution applications software replacement was implemented in the first quarter of 1999. ILS utilizes internally developed applications software. The program modifications to make this proprietary software Year 2000 compliant have been completed. Testing and validation of these modifications were completed in the third quarter of 1999. The following table shows the Company's critical systems state of readiness for Year 2000 based on management's assessment:

                   STATE OF READINESS AS OF SEPTEMBER 30, 1999

                  INTERNAL IT AND NON-IT SYSTEMS AND EQUIPMENT

                                                       ESTIMATED
                                                        PERCENT             ESTIMATED
                     PHASE                              COMPLETE         COMPLETION DATE
                     -----                              --------         ---------------
        Awareness                                          100%          Complete
        Assessment of changes required                     100%          Complete
        Remediation or replacement                         100%          Complete
        Testing                                             95%          4th Quarter 1999
        Contingency planning as applicable                  95%          4th Quarter 1999

                 SUPPLIERS, CUSTOMERS AND THIRD-PARTY PROVIDERS

                                                                     ESTIMATED
                                                                      PERCENT             ESTIMATED
                                   PHASE                              COMPLETE         COMPLETION DATE
                                   -----                              --------         ---------------
        Awareness - identify companies                                    100%          Complete
        Assessment questionnaires completed by major suppliers            100%          Complete
        Risk assessment                                                   100%          Complete
        Detailed assessment review with key third-party providers          90%          4th Quarter 1999
        Contingency planning as applicable                                 90%          4th Quarter 1999

     COSTS. The Company replaced its Parts Distribution applications and financial software with an integrated enterprise system at a cost of approximately $5 million which was capitalized. The replacement resulted from both the need to enhance the efficiencies and effectiveness of the Parts Distribution operating system by replacing several legacy systems and to address the Year 2000 issue. Approximately $250,000 has been expensed to date related to Parts Distribution for Year 2000 issues. An estimated additional $50,000 will be expensed in the fourth quarter. The cost expensed to date to modify the ILS operating software was $215,000. An additional $10,000 is expected to be required to complete this project, including testing.

     RISKS AND CONTINGENCY PLANS. In management's assessment, the most likely worst case scenario for Year 2000 non-compliance for Parts Distribution would result if suppliers were unable to ship inventory. The Company has distributed questionnaires to its major suppliers to assess their Year 2000 readiness. Management may adjust inventory purchasing prior to January 1, 2000 for any suppliers with suspected Year 2000 issues. In addition, Parts Distribution performs limited electronic data interchange ("EDI") with both suppliers and customers. Purchase and sale orders from EDI suppliers or customers could be processed manually if EDI failed from either side. Management's assessment of the most likely worst case scenario for ILS would result if either the listing companies were unable to update their data or clients were unable to access ILS' database due to their own systems not being Year 2000 compliant. The Company has distributed information through the mail and the ILS website on corrective actions that clients can take to address Year 2000 compliance of their own systems. The Company depends on third-party providers for key services such as telecommunications, utilities and transportation. Interruption of these services could, in management's view, have a material impact on the operations of the Company. The Company continues to evaluate the readiness of these critical suppliers. The Company will continue to assess and develop contingency plans throughout the remainder of 1999. Although Aviall's management presently believes the Company is taking appropriate steps to assess and correct its Year 2000 issues, due to the general uncertainty inherent in the Year 2000 issue and the readiness of third parties, Aviall is unable to determine whether Year 2000 will have a material adverse effect on the Company's results of operations or financial condition.

OUTLOOK. In November 1999, the Company announced that it had entered into a ten-year exclusive agreement to distribute Rolls-Royce Model 250 turboshaft (helicopter) and turboprop (fixed-wing aircraft) engine parts. The agreement, which is effective January 1, 2000, is expected to add more than $90 million to Aviall's net sales in 2000. Aviall will pay Rolls-Royce $16 million for these distribution rights, which amount will be amortized over the 10-year term of the agreement. In addition, the Company expects to purchase between $20 and $26 million of inventory from Rolls-Royce in the fourth quarter in anticipation of the January 1, 2000 effective date of this agreement. The Company's overall gross profit percentage is expected to decline by about 2% in 2000 as a result of the sales generated under the Rolls-Royce agreement. In addition, incremental selling and administrative expenses of approximately $5 million, including amortization of distribution rights, are expected to be incurred in 2000 as a result of this agreement.

     In order to fund its obligations under the Rolls-Royce agreement, Aviall intends to replace its existing credit facility with a new bank credit agreement in the fourth quarter increasing its borrowing capacity by $50 to $60 million. The Company expects interest expense to increase under the new credit facility resulting from increased borrowings and increased interest rate spreads. A one time non-cash charge of approximately $300,000 will occur in the fourth quarter in connection with the write-off of debt issue costs associated with the existing bank credit agreement.

     The operations modules of the Lawson Insight(TM) system were implemented by the Parts Distribution business in February 1999. Normal systems implementation issues and the learning curve associated with the new processes continued to affect sales into the third quarter of 1999. The Company has addressed these issues with the system, and management believes the issues related to implementing the new enterprise system were resolved by the end of the third quarter. The Company is focused on maximizing customer service to confirm our market leadership position and aggressively recapture market share. As a result, Aviall has initiated several programs designed to demonstrate to customers that it is delivering high-quality customer service for which Aviall is known.

     Information and communication technology is evolving rapidly, and developments such as the Internet could affect proprietary database service companies such as ILS and traditional distribution companies. Management believes that the active employment by the Company of these new technologies, such as the Internet, will enable it to maintain its technological leadership and minimize the risk of obsolescence. A new version of the aviall.com website was unveiled in the third quarter that offers significant improvements to the functionality of the on-line Parts Distribution ordering system, drawing on advanced Internet capabilities of the new Lawson Insight(TM) enterprise system. Similarly, ILS has installed new content for its website that is available on the Internet at ILSmart.com. ILS is also continuing its transition into electronic commerce, and is working with a number of firms to offer new services in this area.

     On February 23, 1999, the Board of Directors authorized management to explore alternatives to enhance shareholder value and the Company retained Merrill Lynch to assist in that process. The Board reviewed a number of alternatives. This review has led the Board of Directors to conclude that Aviall should remain an independent public company. Aviall's management will continue to build the franchise value of Aviall through improved profitability, increased market share and continuing market leadership.

CERTAIN FORWARD-LOOKING STATEMENTS. This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations of the Company as well as its customers and suppliers, including as a result of competitive factors and pricing pressures, shifts in market demand, the new Rolls-Royce distribution agreement, Year 2000 issues, general economic conditions and other factors including among others, those that effect flight activity in commercial, business and general aviation, the business activities of the Company's customers and suppliers and developments in information and communication technology. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has market risk exposure arising from changes in interest rates and foreign exchange rates. The Company from time to time has used financial instruments to offset such risks. Financial instruments are not used for trading or speculative purposes. The Company has experienced no significant changes in market risk during the first nine months of 1999. The Company's market risk is described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

                                            AVIALL, INC.

November 11, 1999                           By /s/ Jacqueline K. Collier
                                               ---------------------------------
                                               Jacqueline K. Collier
                                               Vice President and Controller
                                               Principal Accounting Officer


November 11, 1999                              /s/ Cornelius Van Den Handel
                                               ---------------------------------
                                               Cornelius Van Den Handel
                                               Vice President and Treasurer
                                               Principal Financial Officer

                                INDEX TO EXHIBITS


   EXHIBIT
   NUMBER                          DESCRIPTION
   -------                         -----------
    27.1                     Financial Data Schedule