Form 10-K405
period 1999-12-31
AVIALL INC
filed 2000-03-16
CIK 701650

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

  (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM            TO

                         COMMISSION FILE NUMBER 1-12380

                     --------------------------------------

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
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

        TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------       -----------------------------------------
Common Stock, par value, $.01 per share                  New York Stock Exchange

   Preferred Share Purchase Rights                       New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 10, 2000 was approximately $149.7 million.

     The number of shares of Common Stock outstanding at March 10, 2000 was 18,270,594.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated herein by reference in Part III.

================================================================================

                                  AVIALL, INC.
                                    CONTENTS

                                                                                                                        PAGE

                                                         PART I

ITEM 1:       BUSINESS....................................................................................................3
                  INTRODUCTION............................................................................................3
                  PARTS DISTRIBUTION......................................................................................3
                  INVENTORY LOCATOR SERVICE...............................................................................4
                  SALES AND MARKETING.....................................................................................4
                  COMPETITION.............................................................................................6
                  CUSTOMERS...............................................................................................6
                  SUPPLIERS...............................................................................................6
                  EMPLOYEES...............................................................................................6
                  REGULATION..............................................................................................6
                  DISCONTINUED OPERATIONS.................................................................................6
                  EXECUTIVE OFFICERS OF AVIALL............................................................................7

ITEM 2:       PROPERTIES..................................................................................................7

ITEM 3:       LEGAL PROCEEDINGS...........................................................................................8

ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................................8

                                                        PART II

ITEM 5:       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.................................................................................................9

ITEM 6:       SELECTED FINANCIAL DATA....................................................................................10

ITEM 7:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS..................................................................................11

ITEM 7A:      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................................17

ITEM 8:       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................17

ITEM 9:       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE...................................................................................17

                                                        PART III

ITEM 10:      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................................................17

ITEM 11:      EXECUTIVE COMPENSATION.....................................................................................18

ITEM 12:      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................................18

ITEM 13:      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................................18

                                                        PART IV

ITEM 14:      EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K...............................................................................................18

SIGNATURES    ...........................................................................................................21

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................................F-1

                                     PART I

ITEM 1:  BUSINESS

INTRODUCTION. Aviall, Inc. ("Aviall" or the "Company") is the largest independent global distributor of new aviation parts and supplies ("Parts Distribution"). Aviall also provides an electronic marketplace, both traditional dial-up and web-based, serving the aviation, marine and defense industries through Inventory Locator Service, Inc. ("ILS"), which is wholly owned by Aviall. As used in this report, "Aviall" or the "Company" refers to Aviall and all of its direct and indirect subsidiaries. Parts Distribution and ILS are separate segments for financial reporting purposes.

PARTS DISTRIBUTION. Aviall is the largest independent global distributor of new aviation parts and supplies, serving both the commercial and general aviation markets providing a link between parts manufacturers, sellers and buyers throughout the world. Product lines distributed by Aviall include a variety of turbine engine parts, airframe spares (e.g., oxygen systems, filters, control cables, batteries, actuators and motors), undercarriage items (e.g., wheels, brakes and tires), piston engines and parts, and other supplies. Aviall purchases these new parts from suppliers for its own account and resells these parts to its customers which include commercial airlines, freight carriers, maintenance and overhaul shops, fixed-base operators, aircraft original equipment manufacturers ("OEMs"), corporate aircraft operators, brokers, governmental agencies and other distributors. Aviall has developed strong relationships with suppliers who seek indepth sales and marketing coverage, advanced inventory management, order processing, forecasting and direct electronic communications with end users of their products.

     Aviall is an authorized distributor for manufacturers such as BFGoodrich (ice protection systems, wheel and brake parts, lighting systems, sensors and emergency equipment), Scott Aviation (oxygen systems), Telair International (motors, actuators and cargo handling systems), Lord Corporation (engine vibration isolators), Federal Mogul Aviation, formerly Champion (ignition systems), Textron Lycoming (piston engines, parts and components) and Honeywell (turbochargers). In January 2000, Aviall began distributing the Rolls-Royce model 250 turbine engine line ("RR250") under a ten-year exclusive agreement. Aviall's Parts Distribution business also maintains a network of battery, wheel and brake repair, and hose assembly shops offering a wide range of product repair services. Approximately 63,000 unique part numbers are sold to approximately 13,000 customers. This diversity of product offerings distinguishes Aviall from most other aviation parts distributors which carry a narrower range of products.

     Aviall distributes aircraft and engine parts from 41 customer service centers located throughout the world, including North America, Europe and the Asia-Pacific region. Field sales representatives located in each of these regions call upon current and potential customers on a regular basis to solicit orders and provide technical input such as product and operational information. Each service center is staffed to receive and process telephone, facsimile and mail orders. Aviall also maintains a central sales support center in Dallas, known as AviallOne, which provides the ability to proactively engage in special marketing and related telemarketing programs and to capture overflow calls from the service centers. Approximately 67% of the parts sold by Aviall are from its Dallas, Texas warehouse complex, with the remaining parts distributed from its customer service centers worldwide.

     Aviall's integrated data system permits its employees to access information on stock availability, pricing and order status, and to perform order entry on a real time basis from anywhere in the world through its new enterprise resource planning ("ERP") system implemented in 1999. The system facilitates immediate shipment from Dallas, Texas to customers throughout North America and overnight fulfillment of European customer orders. In addition, a newly enhanced fully-functional order management system directly linked to the Company's ERP system is available on the internet at the Company's website, AVIALL.COM. This system enables customers to review parts availability, place orders and check order status, and provides enhanced reporting capabilities for Aviall's suppliers. Aviall also offers advanced electronic data interchange ("EDI") communications with other networks used by customers and suppliers. Aviall's EDI system provides direct customer access to Aviall's central inventory management and retrieval system. The Company believes its advanced technologies in customer order management and electronic commerce ("e-commerce") are key factors accentuating Aviall's high standards for customer service and providing the Company with a competitive advantage.

INVENTORY LOCATOR SERVICE. ILS brings buyers and sellers together into a global electronic marketplace serving the aviation, marine and defense industries. Suppliers of parts, equipment and services from around the world list their inventories and capabilities on the ILS system for access by buyers such as airlines, ship management companies and defense logistics agencies. ILS provides the largest independent database of inventory information in the commercial aviation industry, covering essentially every aircraft and engine type in commercial service. Aviall management believes that ILS is generally the first database to be accessed by buyers seeking parts availability and sellers desiring to list their parts for sale. ILS links these buyers and sellers through both internet-based systems and traditional dial-up on-line services. With access available through either ILSmart.com or ILS' private data network, buyers can quickly locate the suppliers that have the items or capabilities they need. In addition, ILS provides the information for buyers to send Request for Quotes ("RFQ") directly to the sellers by using ILS' fax and e-mail service, ILS Direct. As an independent provider of information, ILS does not hold inventory. ILS charges a subscription fee to access or list data. In this respect, ILS is the largest independent information source of its type serving the commercial aviation industry.

     ILS recently introduced powerful new tools on ILSMART.COM to facilitate the buying and selling process for its internet subscribers. The ILS e-Supplier Directory enables buyers to locate suppliers by the types of equipment they sell or service and provides additional company information that aids in the purchasing decision, including access to credit reporting information from business affiliate Dunn and Bradstreet. Suppliers can provide links directly to their own websites for greater exposure. The ILS Auction, one of the first exclusively business-to-business auctions on the internet, provides an effective method for sellers to liquidate excess and surplus items while helping buyers search for bargains in dozens of categories of equipment. Subscribers can bid interactively or let the system bid for them to a pre-set limit.

     In addition to parts and services availability information, ILS maintains approximately 92 million records of government data. Provided on a supplemental basis, this information may be used in locating alternate parts and suppliers, identifying unknown items, finding new applications for parts and establishing the value of parts.

     The ILS system provides information on approximately 40 million line items of parts and equipment, representing more than five billion parts. ILS users access the system more than 25,000 times each business day. Aviall believes its large customer base; depth and breadth of aftermarket product offerings; electronic marketplace innovation and e-commerce developments; and its position as an independent, unbiased provider of information are key competitive differentiating factors.

SALES AND MARKETING. Aviall emphasizes leading edge e-commerce capabilities, breadth of product offering, competitive pricing, attention to customer service and value-added functions through advanced systems and inventory management/logistics applications.

     Aviall's Parts Distribution operation serves the different requirements of the commercial airline, regional airline, and corporate and general aviation market sectors. It conducts direct sales and marketing efforts through a team of district sales managers, field sales representatives and third-party sales representatives who meet regularly with Parts Distribution's major customers. Their function is not only to sell and provide technical support for existing products, but also to work with Parts Distribution's customers and suppliers in order to identify new market opportunities.

     The Company opened AviallOne in April 1999 as the first phase of its sales process enhancement initiative. In addition to enhanced sales assistance, AviallOne provides capacity to capture overflow call volume from the domestic customer service centers and has enabled Parts Distribution to extend its normal operating hours and initiate Saturday sales coverage. Beginning with a new sales force structure implemented in January 2000 aimed at improving sales coverage of major customers, the Company has continued to enhance its Parts Distribution sales model and processes through improved organization, recruitment and training of sales professionals, and the introduction of systems to raise productivity and increase the flow of information regarding product performance, sales activities and customer feedback.

     The Company's website, AVIALL.COM, was significantly enhanced in 1999 in connection with implementing the new ERP system. The additional functionality and user-friendly design of the new web-based system resulted in its recognition as one of the leading e-commerce sites serving the aviation industry. The Company will continue to enhance the functionality of this leading edge e-commerce portal as the sales volume through AVIALL.COM continues to grow.

     Aviall locates critical parts inventories in its domestic and international customer service centers to meet customer requirements. The Company's sales staff works closely with the customer service center managers and the inventory provisioning group to ensure that inventory availability and customer service levels are maintained. Frequent meetings are conducted with suppliers to provide new product introductions as well as marketing and sales training. From time to time, the Company also undertakes primary research of its customers to ascertain first hand an understanding of its performance to expectations and opportunities for improvement.

     Aviall also sponsors parts and maintenance symposiums with participation by both manufacturers and customers. These symposiums feature new products and experienced representatives from Aviall suppliers who provide technical training. In addition, management believes that the Company's parts catalog, which is published every three years, is the recognized industry standard for parts and applications in the corporate and general aviation sectors. In 2000, the Company will introduce an electronic catalog on the AVIALL.COM website with advanced parametric search capabilities. The new electronic catalog will be linked directly to the AVIALL.COM order entry system, further simplifying the order entry process for Aviall's customers. Aviall also uses institutional advertising, co-op advertising programs with suppliers and direct mail programs, as well as sending representatives to a number of industry trade shows around the world to ensure that its name, products and services are visible in the market.

     ILS' services are marketed to both the buyers and suppliers in the aviation, marine and defense industries. Suppliers use ILS' services to open new markets and find additional customers for their products and services. Buyers use ILS to locate the parts and services they require. Enhancements to ILS' services are driven by customer needs and their hardware/software capabilities. ILS routinely uses focus groups, questionnaires, industry meetings and surveys to obtain customer feedback on current and prospective services.

     ILS is represented by area sales managers and independent representatives strategically located throughout the world. ILS, with headquarters in Memphis, Tennessee, also maintains regional offices in Atlanta, Georgia; Seattle, Washington; and Hong Kong as well as independent representatives in London and Newcastle, England; Athens, Greece; Melbourne, Australia; Pusan, Korea; and Toronto, Canada. In addition, field service representatives are located in the major customer concentration areas to provide customers with training and technical support.

     Each year, ILS demonstrates its services at a number of trade shows around the world as a means of reaching prospective customers. Advertising in major aviation and marine industry publications also provides additional exposure and generates leads for the ILS sales team. In addition, ILS offers seminars and training sessions to assist customers in maximizing the value from ILS' services. The ILS website, ILSMART.COM, is also a marketing tool to provide information to current and prospective customers. In 2000, ILS announced plans for its evolution to a technically advanced full service internet-based complete order inquiry, processing and fulfillment system known as Contact to Contract(tm). Through its ILSMART.COM website, these new services will significantly broaden the range of e-commerce options available to ILS' customers, including enhanced market research, electronic product cataloging, expanded around-the-clock electronic auction sites, more comprehensive quotation management, and improved buyer-to-seller communications. The ultimate goal is to enable buyers to research their requirements, locate items, order, receive and pay for items via the internet. Sellers will be able to furnish up-to-date inventory information, accept orders, secure payment and ship products.

COMPETITION. Aviall's primary competitors for sales of new aircraft parts and supplies are other independent distributors and the OEMs. The aviation parts distribution market is extremely fragmented and no single competitor holds a dominant position. While Aviall historically competes in the parts distribution sector on the basis of price and availability of parts, management believes that a key differentiating factor in the future will be the ability to tailor services to improve customer service and lower costs by leveraging new e-commerce technologies.

     ILS is in the twenty-first year of serving buyers and sellers of parts, equipment and services in the aviation, marine and defense marketplaces. Subscribers can list, search, send or receive RFQs as well as use the ILS internet auction to sell surplus parts or equipment. ILS is the only such e-marketplace business that provides customers with both internet and dial-up (x.25) access capability to its extensive data systems. The dial-up access helps serve large customers with legacy operating systems. ILS has a number of competitors who only compete on the internet, including AvSupport and PartsBase.

CUSTOMERS. In 1999, Aviall's ten largest customers represented, in the aggregate, approximately 12% of total sales, and the single largest customer accounted for approximately 2% of sales.

     ILS' customers for aviation services include OEMs, distributors, resellers, repair and overhaul facilities, fixed-base operators, most of the world's major airlines and defense logistics agencies. Marine services customers include manufacturers repair facilities, distributors, ship owners and operators. ILS' users number approximately 4,600 and are located in 80 countries.

SUPPLIERS. Aviall purchases supplies from more than 180 suppliers and operates under distribution agreements with most of its largest suppliers. Aviall believes the size and scope of its operations, including its unique international presence, provide an attractive market advantage for its suppliers. In 1999, Aviall's top ten suppliers represented approximately 40% of Parts Distribution net sales.

     In January 2000, Aviall began distributing RR250 components under a ten-year exclusive distribution contract with Rolls-Royce. Management expects sales of RR250 products will represent over 20% of Parts Distribution net sales in 2000.

EMPLOYEES. As of December 31, 1999, Aviall had 751 employees, none of whom are represented by collective bargaining units. Management believes that Aviall's market leadership allows it to attract highly skilled and competent employees. Aviall believes its relations with its employees are good.

REGULATION. Aviall is regulated by certain federal, state and local government agencies within the United States with authority over businesses generally, such as the United States Environmental Protection Agency and the United States Occupational Safety and Health Administration, as well as agencies of foreign governments with similar authority in those foreign jurisdictions where Aviall does business.

     In addition to general regulation by these agencies, certain of Aviall's operations are regulated by agencies with responsibilities over civil aviation. Aviall's product repair services facilities are regulated in the United States by the Federal Aviation Administration ("FAA"). Overseas locations are regulated by the various countries' civil aviation authorities and the FAA.

DISCONTINUED OPERATIONS. In January 1996, Aviall announced its intention to exit the commercial engine services businesses consisting of its airline engine, component and accessories repair operations. The sales of these businesses were completed in 1996. See Note 3 to the Consolidated Financial Statements included in Item 8 of this report.

EXECUTIVE OFFICERS OF AVIALL. The following information concerning the executive officers of Aviall is as of March 10, 2000.

     Paul E. Fulchino, 53, is the Chairman of the Board, President and Chief Executive Officer of Aviall. He assumed these positions on January 1, 2000. From 1996 through 1999, Mr. Fulchino was President and Chief Operating Officer of B/E Aerospace, Inc., a leading supplier of aircraft cabin products and services. Prior to 1996, Mr. Fulchino was Vice-Chairman and President of Mercer Management Consulting, Inc., an international general management consulting firm.

     Bruce Langsen, 53, is the President of ILS, a position he has held since June 1996. Previously, Mr. Langsen was Executive Vice President of ILS. Mr. Langsen joined ILS as Vice President of Marketing and Sales in 1993.

     Jacqueline K. Collier, 46, is the Vice President and Controller of Aviall. Ms. Collier joined a predecessor to Aviall in 1976 and has held various financial positions with Aviall since that date.

     Charles M. Kienzle, 47, is the Senior Vice President, Operations of Aviall. Mr. Kienzle served as Senior Vice President, Operations, U.S. Engine Services from January to June 1996. From 1993 to January 1996, Mr. Kienzle was Senior Vice President, Human Resources and Administration of Aviall.

     Joseph Y. Lacik, 44, joined Aviall in January 2000 as Vice President of Information Services. From January to December 1999, Mr. Lacik was Senior Director of Information Technology for AMFM. Mr. Lacik served as Vice President, Strategic Information Systems for Metrocall from January to December 1998. From February 1997 to January 1998, Mr. Lacik served PRONET as Vice President and Chief Information Officer. Mr. Lacik provided high-level technology consulting services for a number of communications firms from July 1996 to January 1997. Prior to that, Mr. Lacik was Vice President of Information Technology for Cameron Ashley Building Products, Inc.

     Jeffrey J. Murphy, 53, is the Senior Vice President of Law and Human Resources, Secretary and General Counsel of Aviall, a position he has held since December 1993.

     James T. Quinn, 51, is the Vice President of Sales and Marketing of Aviall, a position he has held since August 1999. From July 1997 to August 1999, Mr. Quinn was Vice President of Marketing and Supplier Services. Mr. Quinn joined Aviall as Director, Distribution Services Marketing in 1994.

     Cornelius Van Den Handel, 44, is the Vice President and Treasurer of Aviall. From June 1996 to December 1997, he served as Treasurer and Director of Planning. Mr. Van Den Handel served as the Company's Director of Financial Planning and Analysis from 1993 to 1996.

     Officers are elected annually by Aviall's Board of Directors and may be removed at any time by the Board of Directors. There are no family relationships among the executive officers listed, and there are no arrangements or understandings pursuant to which any of them were elected as officers, with the exception of Mr. Fulchino. Mr. Fulchino was elected President and Chief Executive Officer under the terms of his employment agreement with Aviall.

ITEM 2: PROPERTIES

     Aviall maintains its headquarters in Dallas, Texas and currently occupies 45 facilities worldwide, including administrative, sales and distribution and operations/repair facilities. Aviall maintains a central warehouse in Dallas, Texas from which it operates its Parts Distribution activities. All of Aviall's domestic real property is held under operating leases.

     The principal operating facilities maintained by Aviall as of December 31, 1999 are detailed in the following table.

                    Square
 Location           Footage                            Function
 --------           -------                            --------

Dallas, TX            137,600       Parts Distribution
Dallas, TX             75,000       Parts Distribution and Product Repair Services
Memphis, TN            31,000       Inventory Information Services

     At December 31, 1999, Aviall operated 41 customer service centers worldwide in support of its Parts Distribution operation. Aviall believes its facilities, machinery and equipment are suitable for the purposes for which they are used and are adequately maintained. Aviall also believes that the capacity of its distribution and other facilities is adequate for current requirements and projected normal growth. The operating leases on the facilities listed in the Properties table expire in 2000, and management is exploring alternatives for these facilities, including renewal of the existing leases.

ITEM 3: LEGAL PROCEEDINGS

     The Company, together with approximately 50 other parties, were defendants in numerous separate lawsuits alleging personal injury and/or property damage arising out of the alleged release of toxic substances, including trichloroethylene, perchloroethylene, trichloroethane and hexavalent chromium, into the air, soil and/or groundwater in the City of Burbank, California. The damages for personal injuries claimed are broad and varied, and include cancer, fear of cancer, fear of injury, birth defects, reproductive harm, injuries to immune systems, future medical monitoring, emotional distress and loss of consortium. These cases, which were filed in the Superior Court of California for the County of Los Angeles and involved over 3,000 plaintiffs, were consolidated for pretrial purposes. In May 1999, the court approved a settlement of this suit between the plaintiffs and certain defendants, including the Company. The payment the Company made pursuant to this settlement was not material.

     In July 1996, the spouse of a former employee filed suit in Hidalgo County, Texas against Aviall and certain chemical manufacturers alleging that the cancer-related death of her husband was the result of his exposure to metals and toxic chemicals while working for the Company at facilities used in the operation of the Company's former commercial engine services businesses. The plaintiffs sought to find the Company and the other defendants jointly and severally liable for actual and punitive damages in an amount not less than $50 million. This suit was settled in December 1999 for an immaterial amount.

     Aviall is routinely involved in legal proceedings incidental to its business. Pending matters include actions involving alleged breach of contract, alleged employment discrimination, alleged liability for certain environmental matters, tort claims and other matters. For information concerning environmental matters, see "Management Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" in Item 7 of this report. In each instance, Aviall is defending the pending legal or regulatory action. While any legal proceeding has an element of uncertainty, based on information presently available, management believes that the ultimate disposition of all such proceedings and environmental matters will not have a material adverse effect on Aviall's results of operations, financial condition or cash flows, although certain matters could be material to cash flows in any one year.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on December 16, 1999, at which meeting the stockholders took action with respect to three proposals:
(i) the election of Richard J. Schnieders and Bruce N. Whitman to serve as directors of the Company for a term expiring at the Company's 2002 Annual Meeting of Stockholders, (ii) the ratification of the appointment of PricewaterhouseCoopers LLP to serve as independent auditors for the Company and its subsidiaries for the fiscal year ending December 31, 1999 and (iii) a stockholder proposal recommending that the Company's Board of Directors redeem the rights granted under Aviall's Stockholder Rights Plan.

     The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each proposal is set forth below.

                              Election of Directors

                           Votes For      Votes Withheld
                           ---------      --------------
Richard J. Schnieders      9,310,447        7,143,517
Bruce N. Whitman           9,312,277        7,141,687

                Ratification of Selection of Independent Auditors

Votes For        Votes Against       Abstentions
---------        -------------       -----------
16,033,338          253,017            167,609

               Redemption of the Rights Granted Under Rights Plan

Votes For        Votes Against       Abstentions        Broker Non-Votes
---------        -------------       -----------        ----------------
9,902,824          2,614,662           135,867              3,800,611

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange, the Chicago Stock Exchange and the Pacific Stock Exchange with the ticker symbol AVL. The high and low sales prices for the common stock for each calendar quarter and the full year during 1998 and 1999 are shown below.

                               Prices
                           --------------
             Quarters       High     Low
----         ------        ------  ------

1998         First         $15.56  $12.12
             Second        $15.62  $13.00
             Third         $14.62  $10.31
             Fourth        $12.69  $ 9.94
             Year          $15.62  $ 9.94
----         ------        ------  ------
1999         First         $16.38  $10.06
             Second        $19.00  $14.38
             Third         $18.63  $ 9.94
             Fourth        $10.25  $ 7.00
             Year          $19.00  $ 7.00
----         ------        ------  ------

     No cash dividends were paid by the Company in 1998 or 1999. Under the terms of its existing credit facilities, the Company may not pay cash dividends in excess of $1.0 million annually and may only pay cash dividends if certain financial ratios are met. In any event, the Company does not anticipate paying cash dividends in the near future.

     The approximate number of shareholders of record of the Company's common stock as of March 10, 2000 was 11,246.

ITEM 6: SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial information with respect to Aviall that has been derived from the audited Consolidated Financial Statements of the Company. In 1995, the Company sold its business aviation engine overhaul and aircraft and terminal services businesses. In January 1996, the Company announced its intention to exit the commercial engine services businesses consisting of its airline engine, component and accessories repair operations and, accordingly, reported these businesses as discontinued operations in 1995. The sales of these businesses were completed in 1996. The continuing operations consist of Parts Distribution and ILS. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

(Dollars in Thousands)                                   1999             1998            1997            1996             1995
--------------------------------------------------   ------------     ------------     -----------    ------------     ------------

Selected Operating Data:
  Net sales                                          $    368,472          400,032         386,060         374,038          346,511
  Nonrecurring (loss) gain (a)                       $     (6,029)              --           1,436          (6,613)         (28,964)
  Provision (benefit) for income taxes (b)           $      4,949          (32,175)          1,096           1,657           (1,574)
  Earnings (loss) from continuing operations (b)     $      5,115           61,736          26,424          (2,946)         (28,117)
  Earnings (loss) from discontinued operations       $      4,588            2,821           2,673          16,946         (212,958)
  Extraordinary loss (c)                             $         --               --              --          (3,421)              --
  Net earnings (loss)                                $      9,703           64,557          29,097          10,579         (241,075)
                                                     ============     ============     ===========    ============     ============
Financial Position:
  Total assets                                       $    340,640          304,646         259,392         260,877          538,927
  Total debt                                         $     78,011           45,628          36,560          54,208          295,610
  Total debt to total capital                               30.33%           21.30%          22.30%          36.59%           78.17%
                                                     ============     ============     ===========    ============     ============
Basic Per Share Data:
  Net earnings (loss) from continuing operations     $       0.28             3.22            1.34           (0.15)           (1.45)
  Net earnings (loss) from discontinued operations           0.25             0.15            0.14            0.87           (10.96)
  Net loss from extraordinary item                             --               --              --           (0.18)              --
                                                     ------------     ------------     -----------    ------------     ------------
  Net earnings (loss) per share (a) (b) (c)          $       0.53             3.37            1.48            0.54           (12.41)
                                                     ============     ============     ===========    ============     ============
Weighted average common shares                         18,222,526       19,150,869      19,711,105      19,494,561       19,418,671
                                                     ============     ============     ===========    ============     ============
Diluted Per Share Data:
  Net earnings (loss) from continuing operations     $       0.28             3.17            1.32           (0.15)           (1.45)
  Net earnings (loss) from discontinued operations           0.25             0.15            0.13            0.87           (10.96)
  Net loss from extraordinary item                             --               --              --           (0.18)              --
                                                     ------------     ------------     -----------    ------------     ------------
  Net earnings (loss) per share (a) (b) (c)          $       0.53             3.32            1.45            0.54           (12.41)
                                                     ============     ============     ===========    ============     ============
Weighted average common and dilutive potential
  common shares                                        18,474,038       19,466,419      20,061,205      19,494,561       19,418,671
                                                     ============     ============     ===========    ============     ============
Cash dividends per share                             $         --               --              --              --             0.04
                                                     ============     ============     ===========    ============     ============

(a) The nonrecurring loss in 1999 resulted from costs incurred during the year related to the strategic review process, executive severance pay and the write-down of inventory for discontinued product lines. The 1997 nonrecurring gain resulted from the repayment of a discounted note received in connection with the sale of the business aviation operations in 1995. The nonrecurring loss in 1996 resulted from the effect of final contract terms and transaction-related expenses in connection with the 1996 sale of the fastener business. The 1995 nonrecurring loss reflected the write-down of the fastener business assets (primarily inventory), the write-off of certain deferred charges and income from the finalization of the accounting related to certain businesses previously sold.

(b) Earnings from continuing operations and net earnings in 1998 included a $32.2 million tax benefit resulting from the release of $33.5 million of the federal deferred tax valuation allowance offset by provisions of certain U.S. state and foreign taxes.

(c) The extraordinary loss in 1996 resulted from the write-off of unamortized financing costs associated with the Company's 1993 credit agreement which was refinanced in 1996.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW. The Company experienced a decline in sales and gross profit in 1999 stemming from several factors, including implementation of the new ERP system at its Parts Distribution business, the impact of the Company's review of the strategic alternatives and a weakening aviation marketplace. Expense increases in 1999 reflected the operational problems that the Company encountered and several new initiatives that were undertaken. A discussion of the financial condition and results of continuing operations for the Company follows and should be read in conjunction with the Consolidated Financial Statements and Notes included elsewhere in this report.

RESULTS OF OPERATIONS - 1999 VERSUS 1998. Net sales for the Parts Distribution business decreased $32.8 million, or 8.8%, in 1999 compared to 1998. The implementation of the new ERP system, the impact of the Company's strategic review process and a weakening aviation marketplace impacted sales for Parts Distribution. Sales for the Parts Distribution unit were lower in each major market segment and geographic region. Sales decreased $26.9 million, or 9.6%, in the Americas region, $0.3 million, or 0.9%, in Europe and $5.6 million, or 10.3%, in the Asia-Pacific region. ILS revenue increased $1.3 million, or 4.5%.

     Gross profit decreased $3.9 million, or 3.9%, in 1999 compared with 1998 primarily as a result of lower sales volume. Gross profit as a percentage of sales increased from 25.3% to 26.3% year over year.

     Selling and administrative expenses increased $8.9 million in 1999 primarily the result of higher freight expense resulting from residual effects of the Company's new ERP system implementation, start-up expenses related to AviallOne and the enhanced AVIALL.COM website, additional ERP-related depreciation expenses and adjustments for accounts receivable and obsolete inventory.

     The $6.0 million nonrecurring loss resulted from costs related to the strategic review process, executive severance pay and write-down of inventory for discontinued product lines.

     Interest expense increased $0.7 million in 1999 reflecting higher debt and higher interest rates.

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

     Selling and administrative expenses increased $0.9 million, or 1.3%, in 1998 primarily as a result of higher depreciation expenses from the first phase of the Company's new ERP system.

     The $1.4 million nonrecurring gain was related to the repayment in January 1997 of a $12.0 million unsecured subordinated note received in connection with the 1995 sale of the business aviation engine overhaul and aircraft and terminal services operations. The Company had carried the note at a discounted value of $10.5 million.

     Interest expense in 1998 decreased $0.5 million reflecting lower average debt amounts versus 1997.

EARNINGS PER SHARE. The 1999 diluted net earnings per share ("EPS") was $0.28 for the continuing operations. Excluding nonrecurring amounts and using a 43% effective tax rate, continuing operations diluted EPS in 1999 would have reflected $0.50 per share. The weighted average dilutive shares decreased 5.1% due to the share repurchase program completed in 1998.

     The diluted EPS for continuing operations in 1998 was $3.17. Earnings from continuing operations in 1998, excluding the tax benefit of $33.5 million and using a 43% effective tax rate, resulted in $0.87 per share. The 1997 diluted EPS using a 43% effective tax rate and excluding a nonrecurring gain would have been $0.74 per share. The weighted average dilutive shares decreased 3.0% due to the timing of the share repurchase program that was undertaken and completed during 1998.

FOREIGN OPERATIONS. The Company operates Parts Distribution customer service centers in Australia, Canada, Hong Kong, the Netherlands, New Zealand, and Singapore, and a repair facility in the United Kingdom. These foreign operations use the U.S. dollar as their functional currency because the majority of sales and inventory purchases are denominated in U.S. dollars. There are no current legal restrictions regarding the repatriation of cash from the foreign operations to the U.S. However, the Company's general policy is not to repatriate such cash. Net sales and earnings before income taxes for the foreign operations were $79.3 million and $5.3 million, respectively, for 1999, $89.4 million and $4.4 million, respectively, for 1998 and $93.1 million and $6.2 million, respectively, for 1997.

INCOME TAXES. The Company's income tax expense reported in the Consolidated Statement of Income for 1999 was $7.6 million. The effective tax rate for 1999 of 43.9% exceeded the statutory rate primarily due to the amortization of non-deductible goodwill and an increase in the valuation allowance due to increases in certain state and foreign net operating losses ("NOL") in the current year. The Company had an income tax benefit of $32.2 million in 1998. The benefit was attributable to the release of $33.5 million of a U.S. federal valuation allowance in the fourth quarter of 1998 offset by certain U.S. state and foreign taxes. An additional $11.9 million of net valuation allowance was released in 1998 based on NOL utilization from actual current year earnings. Management periodically assesses the realizability of deferred tax assets and adjusts the related valuation allowance based on the amount of these assets that management believes is more likely than not to be realized. During the fourth quarter of 1998, management assessed the Company's historical earnings and expected future operating results, and determined that the realization of all U.S. federal tax assets was more likely than not and therefore released the valuation allowance for these assets. However, management believes it may not generate sufficient future income in certain U.S. state and foreign tax jurisdictions to realize all NOL carryforwards before expiration. In 1999, the valuation allowance decreased $2.4 million to $12.3 million primarily due to expiring state NOLs. The Company will continue to monitor and assess the realizability of deferred tax assets. Future changes in the valuation allowance may occur.

     At December 31, 1999, the Company had NOL carryforwards for U.S. federal income taxes of approximately $167.3 million expiring from 2009 to 2011. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of U.S. federal NOL carryforward that can be utilized. The amount of the annual limitation can vary significantly based on certain factors existing at the date of the change. Unless an ownership change occurs that significantly limits the amount of NOL that can be utilized, the Company will pay only alternative minimum taxes for U.S. federal income tax purposes until the NOLs are fully utilized. Based on current and expected future earnings levels, the NOLs may not be fully utilized for several years. Cash payments made for federal, state and foreign income taxes were $1.9 million in 1999, $1.4 million in 1998 and $1.1 million in 1997.

     Income tax expense in 1997 was $1.1 million representing an effective tax rate of 3.7%. The effective tax rate was substantially below the U.S. federal statutory rate due to release of valuation allowance as a result of utilizing NOLs based on actual earnings in 1997.

FINANCIAL RESOURCES AND LIQUIDITY. The Company's working capital and operating needs are met through a combination of cash flow from operations and borrowings under revolving lines of credit. In December 1999, the Company replaced its existing bank credit facilities to support its new Rolls-Royce distribution agreement. Aviall's new senior secured credit facilities consist of a $40 million secured term loan due through 2004 (the "Term Loan"), and a $90 million revolving loan due in 2004 (the "Revolver") with availability determined by reference to a borrowing base of eligible accounts receivable and inventory of the Company. The credit facilities contain various covenants, including financial covenants and limitations on debt, dividends and capital expenditures. See Note 9 to the Consolidated Financial Statements included in Item 8 of this report.

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

     In January 1997, a $12 million subordinated note received in connection with the March 1995 asset sale of the business aviation operations was repaid. The Company applied the proceeds to repay outstanding bank borrowings. The subordinated note bore interest at 12% per annum payable semiannually, and accrued interest of $0.3 million was received by the Company at the time of the note repayment. Because of the uncertainty regarding the collection of the note in March 1995, the Company carried the note at a discounted value of $10.5 million.

     The Company believes that its expected cash flow from operations and availability under its revolving lines of credit are sufficient to meet its current working capital and operating needs.

CASH FLOWS. Cash flow from continuing operations, excluding working capital changes, was $20.9 million in 1999 compared to $34.6 million in 1998 and $30.5 million in 1997. The decrease in 1999 principally resulted from decreased sales and higher expenses while the increase in 1998 resulted from increased sales and gross profits. Continuing operations working capital increased $32.8 million in 1999 compared to 1998 and $14.4 million in 1998 compared to 1997. The increase in 1999 was due principally to the new RR250 product line, increased accounts receivable due to implementation issues with the new ERP system, and lower accrued expenses due to the settlement of sales and use tax audits and payments made for retained environmental liabilities. The 1998 working capital increase reflected higher inventory levels for higher anticipated sales volume and payments for retained liabilities for businesses sold.

     Capital spending was $4.3 million, $3.7 million and $4.3 million in 1999, 1998 and 1997, respectively. In addition, the Company paid $17.0 million in 1999 to Rolls-Royce for the acquisition of distribution rights for the RR250 product line and $5.8 million in 1998 for the acquisition of distribution rights for Honeywell remanufactured aviation turbochargers. Major projects in 1999, 1998 and 1997 included information systems-related investments, principally the new ERP system and e-commerce initiatives. Based on the Company's present plans for improving its information technology capabilities, annual capital expenditures are expected to be approximately $10 to $12 million in 2000. Also, the Company expects to spend approximately $3.7 million on retained environmental liabilities in 2000.

     Net cash flows for financing activities were $31.3 million in 1999, $(15.3) million in 1998 and $(14.5) million in 1997. The Company obtained a new credit facility in December 1999 that replaced the previous 1996 credit facility. In 1998, the Company purchased two million shares of its common stock at a total cost of $27.7 million.

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

     Certain of the Company's previously owned businesses required the use of certain chemicals classified by various state and federal agencies as hazardous substances. The Company retains environmental liabilities related to these businesses for the period during which they were operated by the Company. The Company is involved in various stages of investigation and cleanup to comply with state and federal regulations at these locations. The primary locations are Dallas (Forest Park), Texas, Dallas (Love Field), Texas, Irving (Carter Field), Texas, McAllen, Texas and Prestwick, Scotland.

     The Company has completed required remediation on soil and ground water issues and received state agency closure letters requiring no further action for the Carter Field and McAllen locations. The Company received notification in 1999 of approved closure with continuing care from the Scotland Environmental Protection Agency on soil and ground water issues for the Prestwick, Scotland site. State agency approved corrective measures are being implemented at its former Forest Park facility. A proposed closure report with continuing care was submitted in 1999 to the state agency for approval for this facility. In addition, a Conceptual Exposure Assessment Model for the Love Field site has been submitted by the Company to the state agency for approval. Based on current information, the Company believes existing financial reserves for these previously owned properties are sufficient. Also, the Company is in litigation with a previous owner of various of these locations as to their potential shared liability associated with the cleanup of these sites. Due to the uncertainty of recoverability of this claim, the Company has not recorded a receivable. In March 1999, a $1.5 million settlement was paid by insurers of the properties related to claims made by the Company.

     The Company has been named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and the Superfund Amendments and Reauthorization Act at five third-party disposal sites to which wastes were allegedly sent by the previous owner of assets used in the Company's former engine services operations. The Company did not use these identified disposal sites. Accordingly, the previous owner has retained, and has been discharging, all liability associated with the cleanup of these sites pursuant to the sales agreement. Although the Company could be potentially liable in the event of nonperformance by the previous owner, it does not anticipate nonperformance. Based on this information, the Company has not accrued any costs associated with these third-party sites. The Company has also received notices or inquiries from certain state agencies and other private parties with respect to certain other environmental matters. These matters are under investigation. Any probable costs are estimated and accrued in environmental reserves.

     At December 31, 1999 and 1998, accrued environmental liabilities amounted to $17.0 million and $18.3 million, respectively. No environmental expense was recorded in 1999, 1998 or 1997. The ultimate cost of the Company's environmental liabilities has been estimated, including exit costs related to previously owned businesses. The Company's estimates will change in the future as more information becomes available with respect to the level of contamination, the effectiveness of selected remediation methods, the stage of management's investigation at the individual sites and the recoverability of such costs from third parties. The expected cash funding requirements for 2000 related to environmental liabilities are $3.7 million. The estimated environmental remediation expense to be recorded with respect to the ongoing business is not expected to be significant in the foreseeable future based on the nature of the activities presently conducted. Based on information presently available and Company programs to detect and minimize contamination, management believes that the ultimate disposition of environmental matters will not have a material adverse effect on the Company's results of operations, cash flows or financial condition although certain environmental matters could be material to cash flows in any one year (see Note 14 to the Consolidated Financial Statements).

NEW ACCOUNTING PRONOUNCEMENTS. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" in June 1998. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Changes in the fair value of derivatives that do not qualify as hedges are recognized in earnings when they occur. Changes in the fair value of derivatives that qualify as hedges are generally recognized in earnings in the same period as the item being hedged. SFAS 133 was originally effective for fiscal years beginning after June 15, 1999. However, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" in June 1999, which defers the effective date of SFAS 133 for one year, to fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this statement to have a significant impact on the consolidated financial statements.

YEAR 2000 ISSUE. The Company did not experience any significant malfunctions or errors in its operating or business systems upon the date change from 1999 to 2000. Further, based on its operational experiences since January 1, 2000, the Company does not expect any significant impact to its ongoing business operations or its financial condition as a result of the Year 2000 computer date issue. However, it is possible the full impact of the date change has not been fully recognized. Year 2000 or leap year-related computer date problems may occur as operating and business systems proceed through financial closings at month, quarter or year end. The Company is not aware of any current Year 2000 issues experienced by its suppliers and customers.

     In anticipation of Year 2000, the Company replaced its Parts Distribution applications and financial software with an ERP system at a cost of approximately $5.0 million, which was capitalized. The replacement resulted from both the need to enhance the efficiencies and effectiveness of the Parts Distribution operating system and to address the Year 2000 issue. Approximately $200,000 was expensed related to Year 2000 issues for Parts Distribution. ILS utilizes internally developed applications software. The cost expensed to modify the ILS applications software was $125,000.

OUTLOOK. Aviall primarily participates in the global aviation aftermarket through its core aviation Parts Distribution and ILS businesses. The Company is affected by the general economic cycle, particularly as it influences flight activity in commercial, business and general aviation. Aviall serves a significant number of customers in the Asia-Pacific and Latin American regions. Since 1998, countries in these regions have experienced financial market volatility and the currencies of certain countries have fallen in value relative to the U.S. dollar. These factors reduced demand for air travel in the Asia-Pacific region in 1998 and 1999, and as a result reduced customers' needs for aircraft parts and their ability to pay in a timely manner. Although key Asian economies began a slow recovery in 1999, continued volatility in Latin America led to financial problems for major air carriers in that region and significantly hampered the general aviation business in Latin America. Management believes the Company's results in 2000 will reflect continued stabilization in the Asia-Pacific region; however, continued volatility in Latin America is expected.

     Commercial airlines in North America and Europe continue to effectively manage their capacity by retiring older aircraft as new aircraft are delivered, limiting growth in demand for replacement parts. Management is actively seeking new sources of supply for airline products to expand Aviall's growth in this segment.

     The strong domestic economy continued in 1999; however, all aviation operators began to respond to significantly higher fuel prices and resulting higher operating costs by reducing inventories of new parts. Impact from these changes was felt first in the airline market, although general aviation operators have also reacted by reducing flying activity and inventory levels. Management believes that Aviall's competitive strengths in service and availability position the Company to benefit from the resumption in purchasing activity that is expected to occur as key customers achieve inventory reduction targets.

     The Company's ability to manage its inventory is affected by the relative efficiency of its suppliers and the inventory investments required to secure new suppliers. Also, changes in the Company's portfolio of products and suppliers can result in periodic noncash charges to write down inventory of discontinued products.

     Information and communication technology is evolving rapidly and developments on the internet could affect proprietary database companies such as ILS and traditional distribution companies. Management believes that the active deployment by the Company of these new innovative technologies in their websites, AVIALL.COM and ILSMART.COM, will enable the Company to maintain its technological leadership and minimize the risk of obsolescence. ILS expects to partner with various companies in further developing the ILS e-commerce capabilities. The Company recognizes that there are a number of entrants in the e-commerce marketplace arena that will compete with ILS, including manufacturers, distributors and independent companies.

     In November 1999, the Company entered into a ten-year exclusive agreement to distribute RR250 engine parts beginning January 1, 2000. Under this agreement, in December 1999, the Company paid $17 million for the RR250 distribution rights and purchased $18 million of related inventory. Aviall's net sales are expected to increase by more than $90 million in 2000 related to this contract. The Company's overall gross profit percentage, which includes amortization of the RR250 distribution rights, is expected to decline by approximately 2% in 2000 as a result of this contract. In addition, incremental selling and administrative expenses of approximately $3 million are expected to be incurred in 2000 in connection with distributing RR250 engine parts.

     In order to fund its obligations under the RR250 agreement, including additional working capital requirements, the Company replaced its existing credit facility with a new bank agreement in December 1999, increasing its borrowing capacity by $30 million. The Company's interest expense is expected to increase significantly in 2000 due to higher borrowings related to the RR250 agreement and increased interest rates.

     The Company's existing Dallas warehouse lease will expire in the fourth quarter of 2000. The Company is evaluating whether to renew this lease or to relocate its Dallas warehouse to a new location. The Company would incur a one-time cost of approximately $2.5 million if it elects to relocate this warehouse and could experience a short-term disruption in Parts Distribution sales in connection with the warehouse relocation.

     The Company in 2000 expects to spend approximately $4 million in Parts Distribution to enhance AVIALL.COM to a full service web-based order management system for both customers and suppliers, and implement a new customer relationship module ("CRM") into Parts Distribution's standard order management system. Aviall intends to expand AVIALL.COM services and functionality, including transforming the e-catalog into a highly searchable database and utilizing supplier technical information and customer data to develop additional value-added OEM-to-customer supply chain features. The CRM system enhancement is aimed at creatively making the customer interface very friendly and service oriented.

     In addition, the Parts Distribution business will enhance its sales coverage model in 2000 through improved organization, training and recruitment of the Company's sales professionals. The Company believes the introduction of the new system will raise productivity and increase the flow of information regarding product performance, sales activities and customer feedback. The Company expects to incur up to $2 million in expenses in 2000 related to enhancements to the sales coverage model and start-up expenses for the new CRM software.

     ILS is in the final planning stages in support of their ongoing program to evolve ILSMART.COM into a full service Contact to Contract(tm) resource for its customers. The plans include "Purchase On-line" customer catalogs, expanded electronic auction sites and web-hosting for ILS subscribers. Over the next year, ILS expects to incur an additional $3 million in expenses and $6 million in capital expenditures to bring the Contact to Contract(tm) strategy to fruition.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK. The Company has market risk exposure arising from changes in interest rates and foreign exchange rates. The Company from time to time has used financial instruments to offset these risks. Financial instruments are not used for trading or speculative purposes.

     The Company's earnings are affected by changes in short-term interest rates as a result of borrowings under its bank credit facilities which bear interest based on floating rates. The Company has periodically entered into interest rate caps, swaps and other similar instruments to reduce the impact of fluctuation in interest rates on its floating rate debt and may do so in the future. The 1999 credit facilities require the Company to enter into a hedging arrangement in order to convert the Term Loan's floating interest rate to a fixed rate. In the first quarter of 2000, the Company fixed the interest rate on the $40 million Term Loan for a period of two years at an average Eurodollar Rate of 6.95% plus the applicable margin. As of December 31, 1999 and 1998, there were no interest rate hedges in place.

     At December 31, 1999, the Company had approximately $78.0 million of variable-rate debt obligations outstanding with a weighted average interest rate of 9.05%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels at December 31, 1999, would change interest expense by approximately $706,000.

     The Company's foreign operations utilize the U.S. dollar as their functional currency. Foreign currency translation and transaction gains and losses are included in earnings. Foreign currency transaction exposure relates primarily to foreign currency denominated accounts receivables and the transfer of foreign currency from subsidiaries to the parent company. The Company has sale transactions denominated in foreign currencies in Australia, Canada and New Zealand. Currency transaction exposures are not hedged. Unrealized currency translation gains and losses are recognized each month upon translation of the foreign subsidiaries' balance sheets to U.S. dollars. In certain situations, the Company uses foreign currency borrowings as a hedge against foreign denominated net assets. As of December 31, 1999 and 1998, the Company had a Canadian dollar denominated loan of $2.8 million and $1.7 million, respectively.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to the directors of Aviall is set forth under the caption "Election of Directors" of Aviall's Proxy Statement for the 2000 Annual Meeting of Stockholders ("Proxy Statement") to be filed with the Commission, which is incorporated herein by reference.

     The information required by this item regarding executive officers is set forth in Item 1 of Part I of this report, and incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

     The information required by this item is set forth under the captions "Compensation of Directors," "Compensation of Executive Officers," "Option/SAR Grants in 1999," "Aggregated Option/SAR Exercises in 1999 and December 31, 1999 Option/SAR Values" and "Retirement Benefits" of the Proxy Statement, to be filed with the Commission, which is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth under the caption "Beneficial Ownership of Common Stock" of the Proxy Statement, to be filed with the Commission pursuant to Regulation 14A, which is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

ITEM 14: EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

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

         (2) Consolidated Financial Statement Schedule:

                  Schedule II - Valuation Accounts

             All other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

         (3) Exhibits:

   Exhibit
     No.                              Description

     3.1* Restated Certificate of Incorporation of Aviall (Exhibit 3.1 to Aviall's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the "1993 Form 10-K"))

     3.2* Amended and Restated By-Laws of Aviall, Inc. (Exhibit 3.1 to Aviall's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (the "March 31, 1999 Form 10-Q"))

     4.1* Form of Common Stock Certificate of Aviall (Exhibit 4 to Aviall's Registration Statement on Form 10, as amended (Commission File No. 1-12380)

     4.2* Aviall, Inc. Preferred Stock Purchase Rights Plan between Aviall and The First National Bank of Boston dated as of December 7, 1993 (Exhibit 10.7 to the 1993 Form 10-K)

     4.3        Amendment No. 1 to Preferred Stock Purchase Rights Plan

    10.1*+      Aviall, Inc. Stock Incentive Plan (Exhibit 10.1 to the 1993 Form
                10-K)

    10.2*+ Amendment to Aviall, Inc. Stock Incentive Plan (Exhibit 10.3 to the March 31, 1999 Form 10-Q)

    10.3*+ Aviall, Inc. 1998 Stock Incentive Plan (Exhibit 10.2 to Aviall's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998)

    10.4*+      Amendment to Aviall, Inc. 1998 Stock Incentive Plan (Exhibit
                10.4 to the March 31, 1999 Form 10-Q)

    10.5*+ Aviall, Inc. Amended and Restated 1998 Directors Stock Plan (Exhibit 10.3 to Aviall's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

    10.6* Distribution and Indemnity Agreement by and between Aviall and Ryder dated November 23, 1993 (Exhibit 10.3 to the 1993 Form 10-K)

    10.7* Tax Sharing Agreement by and between Aviall and Ryder dated November 23, 1993 (Exhibit 10.4 to the 1993 Form 10-K)

    10.8*+ Form of Amended and Restated Severance Agreement between Aviall, Inc. and each of its executive officers (Exhibit 10.1 to the March 31, 1999 Form 10-Q)

    10.9*+ Addendum to Amended and Restated Severance Agreement between Aviall, Inc. and Bruce Langsen (Exhibit 10.2 to the March 31, 1999 Form 10-Q)

    10.10*+ Amended and Restated Severance Pay Plan (Exhibit 10.7 to the March 31, 1999 Form 10-Q)

    10.11* Asset Purchase Agreement, dated as of May 31, 1994, by and between Aviall Services, Inc. and Dallas Airmotive, Inc., as amended (Exhibit 10.3 to Aviall's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994 and Exhibits 10.17 through 10.23 to Aviall's Annual Report on Form 10-K for the fiscal year ended December 31, 1994

    10.12*+ Aviall, Inc. Employee Stock Purchase Plan (Exhibit 10.27 to Aviall's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

   Exhibit
     No.                              Description

    10.13*+ Aviall, Inc. Benefit Restoration Plan (Exhibit 10.5 to the March 31, 1999 Form 10-Q)

    10.14*+ Amendment No. One to the Aviall, Inc. Benefit Restoration Plan (Exhibit 10.6 to the March 31, 1999 Form 10-Q)

    10.15* Agreement of Purchase and Sale among Aviall, Inc., Aviall Services, Inc., Greenwich Air Services, Inc. and GASI Engine Services, Inc., dated April 19, 1996 (Exhibit 2.1 to Aviall's Current Report on Form 8-K dated April 19, 1996)

    10.16+ Employment Agreement, dated December 16, 1999, between Aviall, Inc. and Paul E. Fulchino

    10.17+ Non-Qualified Stock Option Agreement, dated December 21, 1999 between Aviall, Inc. and Paul E. Fulchino

    10.18 Revolving Credit and Term Loan Agreement, dated December 23, 1999, among Aviall, Inc. and the financial institutions thereto

    10.19 Distribution Services Agreement, dated November 3, 1999, between Allison Engine Company, Inc. d/b/a Rolls-Royce Allison and Aviall Services, Inc. (Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission)

    21.1        Subsidiaries of Aviall

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

                                     AVIALL, INC.

March 15, 2000                       By /s/ Paul E. Fulchino
                                        ----------------------------------------
                                        Paul E. Fulchino
                                        Chairman, President and Chief Executive
                                        Officer

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

                     SIGNATURE                                                          TITLE
                     ---------                                                          -----

               /s/ Paul E. Fulchino                                     Chairman, President and Chief Executive Officer
-------------------------------------------------                               (Principal Executive Officer)
                  Paul E. Fulchino

             /s/ Jacqueline K. Collier                                           Vice President and Controller
-------------------------------------------------                               (Principal Accounting Officer)
               Jacqueline K. Collier

           /s/ Cornelius Van Den Handel                                          Vice President and Treasurer
-------------------------------------------------                                (Principal Financial Officer)
             Cornelius Van Den Handel

                Henry A. McKinnell*                                                        Director
-------------------------------------------------
                Henry A. McKinnell

                 Donald R. Muzyka*                                                         Director
-------------------------------------------------
                 Donald R. Muzyka

              Richard J. Schnieders*                                                       Director
-------------------------------------------------
              Richard J. Schnieders

                 Bruce N. Whitman*                                                         Director
-------------------------------------------------
                 Bruce N. Whitman

* The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K pursuant to the Powers of Attorney executed on behalf of the above-named officers and directors of the Registrant and contemporaneously filed herewith with the Securities and Exchange Commission.


March 15, 2000                         /s/ Jeffrey J. Murphy
                                       -----------------------------------------
                                       Jeffrey J. Murphy
                                       Attorney-in-Fact

                                  AVIALL, INC.
        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                                       PAGE

ITEM 14(a)(1):  CONSOLIDATED FINANCIAL STATEMENTS

     REPORT OF INDEPENDENT ACCOUNTANTS..................................................................................F-2

     CONSOLIDATED FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF INCOME..............................................................................F-3

         CONSOLIDATED BALANCE SHEETS....................................................................................F-4

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY................................................................F-5

         CONSOLIDATED STATEMENTS OF CASH FLOWS..........................................................................F-6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................................................................F-7

ITEM 14(a)(2):  CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

     SCHEDULE II - VALUATION ACCOUNTS..................................................................................F-25

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
     and Shareholders of Aviall, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 18 present fairly, in all material respects, the financial position of Aviall, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 18 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Dallas, Texas
February 4, 2000

                                  AVIALL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                  Years Ended December 31,
                                                                        --------------------------------------------
                                                                            1999           1998             1997
                                                                        -----------     -----------      -----------

Net sales                                                               $   368,472         400,032          386,060
Cost of sales                                                               271,385         299,017          288,863
                                                                        -----------     -----------      -----------
Gross profit                                                                 97,087         101,015           97,197
Operating and other expenses:
   Selling and administrative expenses                                       77,649          68,773           67,912
   Nonrecurring loss (gain)                                                   6,029              --           (1,436)
   Interest expense                                                           3,345           2,681            3,201
                                                                        -----------     -----------      -----------
Earnings from continuing operations before income taxes                      10,064          29,561           27,520
Provision (benefit) for income taxes                                          4,949         (32,175)           1,096
                                                                        -----------     -----------      -----------
Earnings from continuing operations                                           5,115          61,736           26,424
Discontinued operations:
   Gain on disposal (net of income tax expense of $2,640 in 1999)             4,588           2,821            2,673
                                                                        -----------     -----------      -----------
Earnings from discontinued operations                                         4,588           2,821            2,673
                                                                        -----------     -----------      -----------
Net earnings                                                            $     9,703          64,557           29,097
                                                                        ===========     ===========      ===========

Basic net earnings per share:
   Earnings from continuing operations                                  $      0.28            3.22             1.34
   Earnings from discontinued operations                                       0.25            0.15             0.14
                                                                        -----------     -----------      -----------
   Net earnings                                                         $      0.53            3.37             1.48
                                                                        ===========     ===========      ===========
Weighted average common shares                                           18,222,526      19,150,869       19,711,105
                                                                        ===========     ===========      ===========
Diluted net earnings per share:
   Earnings from continuing operations                                  $      0.28            3.17             1.32
   Earnings from discontinued operations                                       0.25            0.15             0.13
                                                                        -----------     -----------      -----------
   Net earnings                                                         $      0.53            3.32             1.45
                                                                        ===========     ===========      ===========
Weighted average common and dilutive potential common shares             18,474,038      19,466,419       20,061,205
                                                                        ===========     ===========      ===========

See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                          December 31,
                                                                                                     ---------------------
                                                                                                       1999          1998
                                                                                                     --------      -------

ASSETS
Current assets:
   Cash and cash equivalents                                                                         $  1,385        3,136
   Receivables                                                                                         62,752       59,357
   Inventories                                                                                        107,562       84,078
   Prepaid expenses and other current assets                                                            2,424        1,849
   Deferred income taxes                                                                               12,809        7,674
                                                                                                     --------      -------
Total current assets                                                                                  186,932      156,094
                                                                                                     --------      -------
Property and equipment                                                                                 10,637       10,331
Intangible assets                                                                                      72,902       58,709
Deferred income taxes                                                                                  65,746       76,222
Other assets                                                                                            4,423        3,290
                                                                                                     --------      -------
Total assets                                                                                         $340,640      304,646
                                                                                                     ========      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                                 $  8,811       13,628
   Accounts payable                                                                                    35,063       31,615
   Accrued expenses                                                                                    29,493       34,934
                                                                                                     --------      -------
Total current liabilities                                                                              73,367       80,177
                                                                                                     --------      -------
Long-term debt                                                                                         69,200       32,000
Other liabilities                                                                                      18,840       23,880
Commitments and contingencies                                                                              --           --
Shareholders' equity (common stock of $.01 par value per share; 20,272,596 shares and
   20,180,267 shares issued at December 31, 1999 and 1998, respectively; 18,272,596 shares
   and 18,180,267 shares outstanding at December 31, 1999 and 1998, respectively)                     179,233      168,589
                                                                                                     --------      -------
Total liabilities and shareholders' equity                                                           $340,640      304,646
                                                                                                     ========      =======

See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                     Common Stock
                              ----------------------------                               Additional      Retained
                                 Shares                       Treasury    Unearned        Paid-In        Earnings
                              Outstanding        Amount        Stock    Compensation      Capital        (Deficit)         Total
                              -----------      -----------    -------   ------------      -------         --------      -----------

At December 31, 1996           19,551,688      $       195         --         --          316,068         (222,302)     $    93,961
Net earnings                           --               --         --         --               --           29,097           29,097
Restricted stock awards                --               --         --       (947)             947               --               --
Compensation expense                   --               --         --        294               --               --              294
Common stock issued               348,507                4         --         --            4,005               --            4,009
                               ----------      -----------    -------       ----          -------         --------      -----------
At December 31, 1997           19,900,195              199         --       (653)         321,020         (193,205)         127,361
Net earnings                           --               --         --         --               --           64,557           64,557
Restricted stock awards                --               --         --       (383)             383               --               --
Compensation expense                   --               --         --        323               --               --              323
Common stock issued               280,072                3         --         --            3,360               --            3,363
Treasury stock, at cost        (2,000,000)              --    (27,733)        --               --               --          (27,733)
Reversal of valuation
   allowance on tax  benefit
   from exercise
   of stock options in
   prior years                         --               --         --         --              455               --              455
Tax benefit from exer-
   cise of stock options               --               --         --         --              263               --              263
                               ----------      -----------    -------       ----          -------         --------      -----------
At December 31, 1998           18,180,267              202    (27,733)      (713)         325,481         (128,648)         168,589
Net earnings                           --               --         --         --               --            9,703            9,703
Restricted stock
   cancellations                   (2,935)              --         --        346             (346)              --               --
Compensation expense                   --               --         --        104               --               --              104
Common stock issued                95,264                1         --         --              708               --              709
Tax benefit from exer-
cise of stock options                  --               --         --         --              128               --              128
                               ----------      -----------    -------       ----          -------         --------      -----------
At December 31, 1999           18,272,596      $       203    (27,733)      (263)         325,971         (118,945)     $   179,233
                               ==========      ===========    =======       ====          =======         ========      ===========

See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                 Years Ended December 31,
                                                           ------------------------------------
                                                             1999           1998          1997
                                                           --------        ------        ------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                            $  9,703        64,557        29,097
   Gain on disposal of discontinued operations               (4,588)       (2,821)       (2,673)
   Nonrecurring loss (gain)                                   6,029            --        (1,436)
   Depreciation and amortization                              6,775         5,695         5,426
   Compensation expense on restricted stock awards              104           323           294
   Deferred income taxes                                      2,709       (33,870)         (181)
   Reversal of valuation allowance on tax benefit from
     exercise of stock options in prior years                    --           455            --
   Tax benefit from exercise of stock options                   128           263            --
   Changes in:
     Receivables                                             (3,395)          424        (8,090)
     Inventories                                            (24,880)      (10,564)         (200)
     Accounts payable                                         3,448         3,850          (724)
     Accrued expenses                                        (5,213)       (3,489)       (8,420)
     Other, net                                              (2,800)       (4,571)       (2,982)
                                                           --------        ------        ------
                                                            (11,980)       20,252        10,111
                                                           --------        ------        ------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of distribution rights                          (17,000)       (5,753)           --
   Capital expenditures                                      (4,256)       (3,726)       (4,348)
   Sales of property, plant and equipment                       167           109           110
   Proceeds from repayment of note receivable                    --            --        12,000
                                                           --------        ------        ------
                                                            (21,089)       (9,370)        7,762
                                                           --------        ------        ------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Debt proceeds                                             40,000            --            --
   Debt repaid                                              (28,004)       (8,555)      (16,339)
   Net change in revolving credit facility                   20,387        17,623        (2,178)
   Debt issue costs paid                                     (1,774)           --            --
   Issuance of common stock                                     709         3,363         4,009
   Purchase of treasury stock                                    --       (27,733)           --
                                                           --------        ------        ------
                                                             31,318       (15,302)      (14,508)
                                                           --------        ------        ------
Change in cash and cash equivalents                          (1,751)       (4,420)        3,365
Cash and cash equivalents, beginning of year                  3,136         7,556         4,191
                                                           --------        ------        ------
Cash and cash equivalents, end of year                     $  1,385         3,136         7,556
                                                           ========        ======        ======

CASH PAID FOR INTEREST AND INCOME TAXES:
   Interest                                                $  3,018         2,643         3,655
   Income taxes                                            $  1,930         1,430         1,080

See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BACKGROUND AND ORGANIZATION

     Aviall, Inc. ("Aviall" or the "Company") is the largest independent global distributor of new aviation parts ("Parts Distribution") and provider of related electronic marketplace services to the aviation, marine and defense industries ("ILS"). The Company reports Parts Distribution and ILS as separate operating segments (see Note 16).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of Aviall and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the consolidated financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

REVENUE RECOGNITION. Income from parts sales is recognized upon shipment of the product to customers. Income from inventory information services is recognized as services are rendered.

CASH AND CASH EQUIVALENTS. The Company considers all highly-liquid, interest-bearing instruments with an original maturity of three months or less to be cash equivalents. The Company reclassifies cash overdrafts to accounts payable. Cash overdrafts included in accounts payable were $4.5 million and $5.2 million at December 31, 1999 and 1998, respectively.

INVENTORIES. Inventories, composed of aviation parts, are valued at the lower of average cost or market. Provision is made for estimated excess and obsolete inventories. Reserves for excess and obsolete inventory amounted to $6.7 million and $3.2 million at December 31, 1999 and 1998, respectively.

PROPERTY AND EQUIPMENT. Property and equipment are carried at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Internal and external costs incurred to develop or purchase internal-use computer software during the application development stage, including upgrades and enhancements, are capitalized. Lives assigned to asset categories are 3 to 12 years for software, hardware and equipment, and the remaining lease term, if shorter than the estimated useful life, for leasehold improvements.

INTANGIBLE ASSETS. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is amortized using the straight-line method over the expected life which is forty years. Other intangible assets, principally distribution rights, are amortized using the straight-line method over the life of the contract.

LONG-LIVED ASSETS. The Company periodically reviews the net realizable value of its long-lived assets, including goodwill and other intangible assets, through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts which are in excess of estimated gross future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. The Company believes no impairment of long-lived assets exists at December 31, 1999.

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

FINANCING COSTS. Fees associated with the incurrence of long-term debt are reflected as a discount on the associated debt. Issue costs associated with obtaining debt are recorded as a deferred charge. All fees and issue costs are included in interest expense and amortized over the term of the related debt utilizing an effective interest rate method. Amortization of financing costs amounted to $0.3 million, $0.3 million and $0.4 million in 1999, 1998 and 1997, respectively.

FOREIGN CURRENCY TRANSLATION. The Company's foreign operations utilize the U.S. dollar as their functional currency. Translation gains and losses are included in earnings.

FINANCIAL INSTRUMENTS. The Company periodically uses financial instruments to offset defined market risks arising from changes in interest rates and foreign exchange rates. The Company does not use financial instruments for trading or speculative purposes. The fair values of financial instruments are based on quoted market prices of similar instruments and represent the amounts the Company would pay or receive to terminate such agreements. Gains and losses on foreign currency forward contracts are recognized concurrently with the related transaction gains and losses. The differential to be received or paid on interest rate swaps is recognized over the terms of the agreements as an adjustment to interest expense. Premiums paid for purchased interest rate cap agreements are amortized to interest expense over the terms of such agreements, and any payments received reduce interest expense. Unamortized premiums are included in "Prepaid Expenses and Other Current Assets" on the balance sheet. There were no financial instruments outstanding at December 31, 1999 and 1998.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying values of current assets and liabilities approximate fair value due to the short-term maturities of these assets and liabilities. At December 31, 1999 and 1998, the carrying value of debt approximates fair value.

STOCK-BASED COMPENSATION. The Company accounts for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and makes the appropriate disclosures as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

NEW ACCOUNTING PRONOUNCEMENTS. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" in June 1998. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Changes in the fair value of derivatives that do not qualify as hedges are recognized in earnings when they occur. Changes in the fair value of derivatives that qualify as hedges are generally recognized in earnings in the same period as the item being hedged. SFAS 133 was originally effective for fiscal years beginning after June 15, 1999. However, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" in June 1999, which defers the effective date of SFAS 133 for one year, to fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this statement to have a significant impact on the consolidated financial statements.

NOTE 3 - DISCONTINUED OPERATIONS

     In January 1996, the Company announced its intention to exit the commercial engine services businesses consisting of its airline engine, component and accessories repair operations and, accordingly, reported these businesses as discontinued operations in its 1995 Consolidated Financial Statements. A $212.5 million charge, net of tax, was recorded in 1995 to reflect the estimated fair market value of the assets and disposal costs associated with the sales. Operations during the phase-out period were expected to break even. These businesses were sold in 1996.

     The sale agreements required the Company to retain certain liabilities, primarily environmental, product liability insurance and pension. The losses associated with these liabilities were estimated and included in the 1995 discontinued operations provision. The actual cost of these obligations may not become known for a number of years. In the case of environmental, factors included in the original estimate of loss, such as level of remediation required, could change significantly from the Company's original estimate. Accordingly, certain adjustments may be required in future periods to reflect changes in these estimates.

     During 1999, 1998 and 1997, the Company recognized a gain on disposal of $4.6 million (net of tax expense of $2.6 million), $2.8 million and $2.7 million, respectively, related to changes in estimates of certain liabilities as a result of the expiration of the indemnification periods under the asset sale contracts and revised projections for certain nonenvironmental liabilities based on recent experiences.

NOTE 4 - NONRECURRING ITEMS

1999 LOSS. During 1999, the Company recorded a $6.0 million loss related to costs incurred during the year for the strategic review process, executive severance pay and the write-down of inventory for discontinued product lines.

1997 GAIN. During 1997, the Company received payment on a $12.0 million unsecured, subordinated note received in connection with the 1995 sale of the business aviation operations. The Company recorded a $1.4 million gain in connection with the repayment of the note, which had been carried at a discounted value of $10.5 million.

NOTE 5 - RECEIVABLES

(In Thousands)                        1999           1998
--------------                      --------        ------
Trade                               $ 61,990        58,202
Other                                  4,917         4,430
                                    --------        ------
                                      66,907        62,632
Allowance for doubtful accounts       (4,155)       (3,275)
                                    --------        ------
                                    $ 62,752        59,357
                                    ========        ======

NOTE 6 - PROPERTY AND EQUIPMENT

(In Thousands)                     1999           1998
--------------                   --------        ------
Software and hardware            $ 15,902        18,813
Equipment                          14,710        15,104
Leasehold improvements              3,918         4,053
Capital projects in progress           --         2,462
                                 --------        ------
                                   34,530        40,432
Accumulated depreciation          (23,893)      (30,101)
                                 --------        ------
                                 $ 10,637        10,331
                                 ========        ======

NOTE 7 - INTANGIBLE ASSETS

(In Thousands)                 1999             1998
--------------               ---------         ------
Goodwill                     $  79,405         79,405
Distribution rights             22,753          5,753
Other                               --            140
                             ---------         ------
                               102,158         85,298
Accumulated amortization       (29,256)       (26,589)
                             ---------         ------
                             $  72,902         58,709
                             =========         ======

     In 1999, the Company paid $17.0 million to Rolls-Royce for the exclusive rights to distribute the model 250 turbine engine line for a ten-year period. In 1998, the Company paid $5.8 million to Honeywell for the exclusive right to distribute factory rebuilt turbochargers for a ten-year period.

NOTE 8 - ACCRUED EXPENSES

(In Thousands)                    1999         1998
--------------                   -------       -----
Salaries, wages and benefits     $12,417       9,266
Environmental reserves             3,708       4,290
Operating taxes                    2,968       9,094
Self-insurance reserves            1,442       2,224
Other                              8,958      10,060
                                 -------       -----
                                 $29,493      34,934
                                 =======      ======

NOTE 9 - DEBT

(In Thousands)                1999           1998
--------------              --------        ------
1999 Credit Facilities:
   Term Loan                $ 40,000            --
   Revolver                   35,200            --
1996 Credit Facilities:
   Term Loan                      --        28,000
   Revolver                       --        16,000
Other                          2,811         1,628
                            --------        ------
                              78,011        45,628
Less current portion          (8,811)      (13,628)
                            --------        ------
                            $ 69,200        32,000
                            ========        ======

     In December 1999, the Company replaced its existing senior secured credit facilities. The new senior secured credit facilities (the "1999 Credit Facilities") consist of a $40.0 million secured term loan due through 2004 (the "Term Loan") and a $90.0 million revolving loan due in 2004 (the "Revolver"), with availability determined by reference to a borrowing base of eligible accounts receivable and inventory. Borrowings under the 1999 Credit Facilities bear interest, at the option of the Company, based upon either of two floating rate options: the Eurodollar Rate plus an applicable margin ranging from 1.25% to 2.25%, depending upon certain of the Company's financial ratios, or the Base Rate. The Base Rate is the higher of the agent bank's prime rate or the federal funds rate plus 0.5%, plus an applicable margin ranging from 0.25% to 1.25%, depending upon certain of the Company's financial ratios. The applicable margin for the period from December 1999 through July 2000 is 2.25% and 1.25% for the Eurodollar and Base Rate options, respectively. Interest is payable on a quarterly basis.

     At December 31, 1999, the interest rate on the Term Loan and the Revolver was 8.82% and 9.51%, respectively. The 1999 Credit Facilities require the Company to enter into a hedging arrangement in order to convert the Term Loan's floating interest rate to a fixed rate. In the first quarter of 2000, the Company fixed the interest rate on the Term Loan for a period of two years at an average Eurodollar Rate of 6.95% plus the applicable margin.

     The 1999 Credit Facilities provide for the issuance of up to $10.0 million of letters of credit under the Revolver subject to the borrowing base, of which $5.2 million was utilized at December 31, 1999. As of December 31, 1999, the Company had $49.6 million available under the Revolver. Commitment fees ranging from 0.25% to 0.5% are payable on the unused portion of the Revolver. Obligations under the 1999 Credit Facilities are collateralized by substantially all of the Company's domestic assets and 65% of the stock of each of the Company's foreign subsidiaries. The 1999 Credit Facilities contain various covenants, including financial covenants and limitations on debt, dividends and capital expenditures.

     As of December 31, 1998, the Company's senior secured credit facilities (the "1996 Credit Facilities") consisted of a $50.0 million secured term loan due through 2001 (the "1996 Term Loan") and a $50.0 million secured revolving loan (the "1996 Revolver") due in 2001. The Company repaid the 1996 Credit Facilities in December 1999 with borrowings under the 1999 Credit Facilities. At December 31, 1998, the interest rate on the 1996 Term Loan and the 1996 Revolver was 6.38% and 6.38%, respectively.

     Other debt consists of a revolving credit facility with a Canadian bank. At December 31, 1999 and 1998, the interest rate on this facility was 6.75% and 6.75%, respectively.

     Scheduled debt maturities for the years subsequent to December 31, 1999 are as follows (in thousands):

Year Ending
-----------
2000                                                                                $  8,811
2001                                                                                   7,000
2002                                                                                   8,000
2003                                                                                   9,000
2004                                                                                  45,200
                                                                                    --------
                                                                                    $ 78,011
                                                                                    ========

NOTE 10 - INCOME TAXES

     Net earnings before income taxes were taxed under the following jurisdictions:

(In Thousands)                        1999         1998        1997
--------------                       -------      ------      ------
Domestic                             $14,708      31,235      28,444
Foreign                                2,584       1,147       1,749
                                     -------      ------      ------
Net earnings before income taxes     $17,292      32,382      30,193
                                     =======      ======      ======

     The provision (benefit) for income taxes consisted of the following components:

(In Thousands)                             1999           1998           1997
--------------                           --------       -------         -----
Current tax expense:
   U.S. federal                          $    269           455           385
   U.S. state                                 554           102            49
   Foreign                                  1,417         1,138           843
                                         --------       -------         -----
                                            2,240         1,695         1,277
                                         --------       -------         -----
Deferred tax expense (benefit):
   U.S. federal                             5,434       (33,944)         (385)
   Foreign                                    (85)           74           204
                                         --------       -------         -----
                                            5,349       (33,870)         (181)
                                         --------       -------         -----
Provision (benefit) for income taxes     $  7,589       (32,175)        1,096
                                         ========       =======         =====

     A reconciliation of the U.S. federal statutory tax rate with the effective tax rate follows:

(Dollars in Thousands)                                             1999                     1998                      1997
----------------------                                    --------------------      --------------------      --------------------
                                                          Amount           %        Amount          %         Amount           %
                                                          -------         ----      -------       ------      -------        -----
Provision at the statutory rate                           $ 6,052         35.0       11,334         35.0       10,567         35.0
Valuation allowance                                           496          2.9      (46,080)      (142.3)     (10,437)       (34.6)
Amortization of goodwill                                      765          4.4          765          2.4          765          2.5
State income taxes, net of federal income tax benefit         280          1.6          773          2.4         (246)        (0.8)
Miscellaneous items, net                                       (4)          --        1,033          3.1          447          1.5
                                                          -------         ----      -------       ------      -------        -----
                                                          $ 7,589         43.9      (32,175)       (99.4)       1,096          3.7
                                                          =======         ====      =======       ======      =======        =====

     The significant temporary differences which gave rise to deferred income taxes as of December 31 consisted of the following:

(In Thousands)                                     1999            1998
--------------                                  ---------         ------
Deferred income tax assets:
   Loss carryforwards and credits
     U.S. federal                               $  59,611         63,544
     U.S. state                                     9,004         11,600
     Foreign                                        3,313          3,140
   Compensation-related items                       6,652          6,725
   Inventory-related items                          5,316          3,920
   Environmental-related items                      6,396          6,889
   Property and equipment basis differences           940            701
   Accounts receivable allowances                   1,448          1,053
   Other items                                        395          2,740
                                                ---------         ------
                                                   93,075        100,312
   Valuation allowance                            (12,316)       (14,740)
                                                ---------         ------
Deferred income tax assets                         80,759         85,572
                                                ---------         ------
Deferred income tax liabilities:
   Other items                                     (2,204)        (1,676)
                                                ---------         ------
Deferred income tax liabilities                    (2,204)        (1,676)
                                                ---------         ------
Net deferred income tax asset                   $  78,555         83,896
                                                =========         ======

     The Company periodically assesses the realizability of deferred tax assets and adjusts the related valuation allowance based on the amount of deferred tax assets management believes is more likely than not to be realized. Management believes it may not generate sufficient future income in certain U.S. state and foreign tax jurisdictions to realize all net operating loss ("NOL") carryforwards before their expiration and as a result has retained a valuation allowance of $12.3 million. In 1999, the valuation allowance decreased $2.4 million primarily due to expiring state NOLs. In the fourth quarter of 1998, the Company released $33.5 million of valuation allowance associated with U.S. federal deferred tax assets based on management's assessment of historical earnings and expected future operating results. An additional $11.9 million of net valuation allowance was released in 1998 due to utilization of the NOL from actual current year earnings. In total, $45.4 million of the valuation allowance was released in 1998, resulting in a net income tax benefit of $32.2 million.

     The Company has an NOL carryforward for U.S. federal income tax purposes of approximately $167.3 million substantially expiring in 2009 through 2011. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the NOL carryforward that could be utilized.

     Deferred taxes have not been provided on temporary differences related to investments in foreign subsidiaries that are considered permanent in duration. These temporary differences consist primarily of undistributed foreign earnings of $6.0 million and $3.8 million at December 31, 1999 and 1998, respectively. These earnings could become subject to additional tax if such amounts are remitted as dividends to the U.S. parent. It is not practicable to estimate the amount of additional tax that may be payable on these foreign earnings.

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

     The following table reflects the components of net pension expense for all defined benefit plans:

(In Thousands)                                       1999         1998         1997
--------------                                     -------       ------       ------
Service cost - benefits earned during the year     $ 1,218          982          888
Interest cost on projected benefit obligation        2,928        2,788        2,624
Expected return on plan assets                      (2,575)      (2,398)      (2,264)
Prior service cost amortization                        101          101          126
Net loss recognition                                   194          115           47
                                                   -------       ------       ------
Net pension expense                                $ 1,866        1,588        1,421
                                                   =======       ======       ======

     As a result of the sale of certain businesses and assets, the Company recognized a net curtailment gain related to its pension plans of $0.4 million in 1997 which was recorded in the reserves established for each sale.

     The following table reflects the reconciliations of the beginning and ending balances of the fair value of plan assets and benefit obligation and the funded status for all plans:

(In Thousands)                                            1999           1998
--------------                                          --------        ------
Fair value of plan assets at beginning of period        $ 41,169        34,712
Actual return on plan assets                               2,073         8,056
Contributions by the employer                                904           829
Benefits paid                                             (2,083)       (2,014)
Expenses paid                                               (324)         (414)
                                                        --------        ------
Fair value of plan assets at end of period                41,739        41,169
                                                        --------        ------
Projected benefit obligation at beginning of period       45,507        38,589
Service cost                                               1,218           982
Interest cost                                              2,928         2,788
Actuarial (gains) losses                                  (7,258)        5,576
Benefits paid                                             (2,083)       (2,014)
Expenses paid                                               (324)         (414)
                                                        --------        ------
Projected benefit obligation at end of period             39,988        45,507
                                                        --------        ------
Funded status                                              1,751        (4,338)
Unrecognized net (gains) losses                           (6,766)          184
Unamortized prior service cost                               323           424
                                                        --------        ------
Accrued pension expense                                 $ (4,692)       (3,730)
                                                        ========        ======

     The following table sets forth the year end actuarial assumptions used in the accounting for the plans:

                                                                  1999      1998      1997
                                                                  ----      ----      ----

Discount rate for determining projected benefit obligation        8.00%     6.50%     7.25%
Rate of increase in compensation levels                           4.50%     4.50%     4.50%
Expected long-term rate of return on plan assets                  7.75%     7.75%     7.75%

POSTRETIREMENT BENEFITS. The Company maintains plans which provide retired employees with certain health care and life insurance benefits.

     The following tables reflect the components of net periodic postretirement benefit expense, the reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation and the funded status for all plans:

(In Thousands)                                          1999       1998       1997
--------------                                         -----       ----       ----
Present value of benefits earned during the year       $  68         55         49
Interest cost on postretirement benefit obligation       245        259        250
Net amortization and deferral                           (119)      (182)      (248)
                                                       -----       ----       ----
Net periodic postretirement benefit expense            $ 194        132         51
                                                       =====       ====       ====

 (In Thousands)                                                           1999          1998
---------------                                                          -------       ------
Accumulated postretirement benefit obligation at beginning of period     $ 4,038        3,444
Service cost                                                                  68           55
Interest cost                                                                245          259
Expected benefits paid (net of contributions)                               (331)        (296)
Actuarial (gain) loss                                                     (1,045)         576
                                                                         -------       ------
Accumulated postretirement benefit obligation at end of period             2,975        4,038
                                                                         -------       ------
Funded status                                                             (2,975)      (4,038)
Unrecognized net gain                                                     (2,185)      (1,086)
                                                                         -------       ------
Accrued unfunded postretirement benefit obligation                       $(5,160)      (5,124)
                                                                         =======       ======

     The discount rate used for determining the accumulated postretirement benefit obligation was 8.00%, 6.50% and 7.25% in 1999, 1998 and 1997,
respectively.

     The health care cost trend rate for 1999 was assumed to be 6.38%, decreasing gradually to a rate in 2006 of approximately 5.0%. Increasing and decreasing the assumed health care cost trend rates by one percentage point in each future year would have no impact on the accumulated postretirement benefit obligation as of December 31, 1999 or the 1999 net periodic postretirement benefit expense because Company contributions have reached the maximum allowed amount.

NOTE 12 - COMMON STOCK, PREFERRED STOCK AND INCENTIVE PLANS

COMMON AND PREFERRED STOCK. The Company is authorized to issue 80,000,000 shares of common stock, $.01 par value, and 10,000,000 shares of preferred stock, $.01 par value. Preferred stock is issuable in series, with terms fixed by resolution of the Board of Directors. No preferred stock had been issued at December 31, 1999.

PREFERRED SHARE PURCHASE RIGHTS. The Company has adopted a Preferred Share Rights Plan (the "Rights Plan") under which each share of common stock is accompanied by one preferred share purchase right (a "Right"). Each Right entitles the holder to purchase 1/100th of a share of Series A Junior Participating Preferred Stock (the "Series A Preferred Shares") of the Company (800,000 shares authorized) at a price (the "Purchase Price") of $52.50 per 1/100th of a Series A Preferred Share (subject to adjustment).

     In general, the Rights will not become exercisable or transferable apart from the shares of common stock with which they were issued unless a person or group of affiliated or associated persons becomes the beneficial owner of, or commences a tender offer that would result in beneficial ownership of, 15% or more of the outstanding shares of common stock (any such person or group of persons being referred to as an "Acquiring Person"). Thereafter, under certain circumstances, each Right (other than any Rights that are or were beneficially owned by an Acquiring Person, which Rights will be void) could become exercisable to purchase at the Purchase Price a number of shares of common stock having a market value equal to two times the Purchase Price. The Rights will expire on December 7, 2003, unless earlier redeemed by the Company at a redemption price of $.01 per Right (subject to adjustment).

     The Company's Board of Directors has implemented a Three-year Independent Director Evaluation ("TIDE") policy with respect to the Rights Plan. The TIDE policy requires a committee comprised solely of independent directors of the Company to review the Rights Plan at least once every three years. In this review, the committee will determine whether the Rights Plan should be modified or the Rights redeemed in light of all relevant factors.

STOCK INCENTIVE PLANS. The Aviall, Inc. stock incentive plans (the "Incentive Plans") provide for grants of qualified and nonqualified stock options to key employees at a price not less than the fair market value of shares underlying such options at the date of grant. Options are for terms not exceeding 10 years. Options granted under the Incentive Plans vest over periods up to four years. The Incentive Plans also provide for grants of restricted stock, stock appreciation rights and performance units.

     The following table summarizes the status of stock options granted under the Incentive Plans:

                                                      1999                           1998                           1997
                                            ------------------------       ------------------------        -----------------------
                                                           Weighted                       Weighted                       Weighted
                                                            Average                       Average                        Average
                                                           Exercise                       Exercise                       Exercise
                                             Shares          Price          Shares         Price           Shares         Price
                                            --------      ----------       --------      ----------       --------      ----------

Outstanding at beginning of year           1,770,438      $    12.07      1,944,260      $    11.84      1,998,461      $    12.07
Granted:
   Exercise price equals market price      1,070,000      $     9.25        411,000      $    14.68        428,000      $    11.10
Exercised                                    (56,327)     $     9.97       (270,978)     $    11.98       (335,570)     $    11.48
Expired or cancelled                        (583,797)     $    12.38       (313,844)     $    14.13       (146,631)     $    13.61
                                           ---------                      ---------                      ---------
Outstanding at end of year                 2,200,314      $    10.67      1,770,438      $    12.07      1,944,260      $    11.84
                                           =========                      =========                      =========
Exercisable at end of year                 1,079,155                        854,643                      1,103,764
                                           =========                      =========                      =========
Available for grant at end of year           552,500                        930,000                        511,016
                                           =========                      =========                      =========

     The following table summarizes information about stock options outstanding under the Incentive Plans at December 31, 1999:

                                  Options Outstanding                    Options Exercisable
                         ---------------------------------------      --------------------------
                                        Weighted        Weighted                        Weighted
                           Number        Average         Average        Number          Average
     Range of            Outstanding    Remaining       Exercise      Exercisable       Exercise
  Exercise Prices        at 12/31/99   Life (Years)      Price        at 12/31/99        Price
                         -----------   ------------     --------      -----------       --------
$  6.65 to $  8.31          712,407        8.4           $ 7.49          192,407        $  7.94
$  8.32 to $  9.98          200,000        5.0           $ 9.74          200,000        $  9.74
$  9.99 to $ 11.64          673,340        7.5           $10.98          231,516        $ 10.86
$ 11.65 to $ 13.30           96,832        2.8           $12.45           90,166        $ 12.50
$ 13.31 to $ 14.97          492,735        5.3           $14.62          340,066        $ 14.55
$ 14.98 to $ 16.63           25,000        0.2           $16.00           25,000        $ 16.00
                          ---------                                    ---------
                          2,200,314        6.8           $10.67        1,079,155        $ 11.55
                          =========                                    =========

     The Company applies APB 25 in accounting for compensation cost associated with the Incentive Plans. Had compensation cost been determined consistent with SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts below:

                                                  1999                       1998                        1997
                                        ------------------------      --------------------        ---------------------
(In Thousands, Except Per Share Data)     Basic          Diluted      Basic        Diluted        Basic         Diluted
-------------------------------------   ---------        -------      ------       -------        ------        -------
Net earnings:
  As reported                           $   9,703         9,703       64,557        64,557        29,097        29,097
  Pro forma                             $   8,506         8,506       63,041        63,041        27,732        27,732

Net earnings per share:
  As reported                           $    0.53          0.53         3.37          3.32          1.47          1.45
  Pro forma                             $    0.47          0.46         3.29          3.25          1.40          1.39

     Options were granted at exercise prices equal to the market price of the Company's stock on the date of grant during 1999, 1998 and 1997. The weighted average fair value of options granted was $4.75 per option in 1999, $7.46 per option in 1998 and $5.59 per option in 1997. In accordance with SFAS 123, the fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                            1999        1998      1997
                                            -----      -----      -----
                Risk-free interest rate      5.70%      5.64%      6.55%
                Expected life (years)         7.3        6.9        7.0
                Expected volatility         38.75%     39.21%     34.53%
                Expected dividend yield      0.00%      0.00%      0.00%

     During 1998, 32,509 shares and 700 shares of restricted stock with a stock price on the date of grant of $11.50 per share and $13.75 per share, respectively, were awarded under the Incentive Plans. In 1997, 73,438 shares and 500 shares of restricted stock with a stock price on the date of grant of $12.78 per share and $15.91 per share, respectively, were also awarded under the Incentive Plans. There were no awards of restricted stock under the Incentive Plans during 1999. The restricted stock vests three years from the date of grant. All restricted stock carries full dividend rights. Recipients of restricted stock awards granted under the 1998 Incentive Plan have full voting rights. Recipients of grants of restricted stock made under the Company's other Incentive Plan are not entitled to vote the shares until the awards have vested. Unearned compensation is charged to shareholders' equity based on the market value of the Company's common stock at the date of the award. Compensation expense of $0.1 million, $0.3 million and $0.3 million was recognized in 1999, 1998 and 1997, respectively, related to restricted stock awards.

DIRECTORS STOCK PLAN. The Company has reserved 147,500 shares of common stock for issuance under its Directors Stock Plan of which 43,759 shares had been issued at December 31, 1999. Of the total issued, 8,245 shares, 8,784 shares and 8,764 shares of common stock were issued during 1999, 1998 and 1997, respectively, with fair values at date of issuance of $18.19 per share, $13.66 per share and $13.69 per share, respectively. Under the terms of this plan, each nonemployee director may make an election to receive shares of common stock in lieu of the annual cash retainer for services as a director. In addition, grants of options to purchase up to 3,000 shares of common stock may be made to each nonemployee director under this plan each fiscal year. No options have been granted under this plan.

NOTE 13 - EARNINGS PER SHARE

     The Company computes earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net earnings by the weighted average number of common and dilutive potential common shares outstanding during the period. Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

     A reconciliation of the denominator of the basic and diluted EPS calculations for income from continuing operations follows:

                                                                    1999           1998           1997
                                                                 ----------     ----------     ----------
Weighted average common shares                                   18,222,526     19,150,869     19,711,105
Effect of dilutive securities:
   Stock options                                                    195,926        232,957        331,760
   Restricted stock                                                  55,586         82,593         18,340
                                                                 ----------     ----------     ----------
Weighted average common and dilutive potential common shares     18,474,038     19,466,419     20,061,205
                                                                 ==========     ==========     ==========

     Options to purchase 579,567, 891,534 and 632,767 shares of common stock at exercise prices ranging from $12.75 to $16.00, $11.75 to $16.00 and $14.50 to $16.00 were outstanding at December 31, 1999, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock.

NOTE 14 - ENVIRONMENTAL MATTERS

OVERVIEW. The Company's Parts Distribution business, which includes parts repair operations, uses certain chemicals in small quantities which have been classified by various state and federal agencies as hazardous material. The Company is not currently involved in any cleanup related to these facilities to comply with state and federal regulations. Due to the small quantities of chemicals used, it is not expected that any material environmental liabilities will be incurred related to these operations.

     Certain of the Company's previously owned businesses used certain chemicals classified by various state and federal agencies as hazardous substances. The Company retains environmental liabilities related to these businesses for the period during which they were operated by the Company. The Company is involved in various stages of investigation, cleanup and closure to comply with state and federal regulations at certain of these locations. The primary locations are Dallas (Forest Park), Texas, Dallas (Love Field), Texas, Irving (Carter Field), Texas, McAllen, Texas and Prestwick, Scotland.

PREVIOUSLY OWNED PROPERTIES. The Company completed required remediation on soil and ground water issues and received state agency closure letters requiring no further action for the Carter Field and McAllen locations. The Company received notification in 1999 of approved closure with continuing care from the Scotland Environmental Protection Agency on soil and ground water issues for the Prestwick, Scotland site. State agency approved corrective measures are being implemented for its former Forest Park facility. A proposed closure report with continuing care was submitted in 1999 to the state agency for approval for this facility. In addition, a Conceptual Exposure Assessment Model for the Love Field site has been submitted by the Company to the state agency for approval. Based on current information, the Company believes existing financial reserves for these previously owned properties are sufficient. In addition, the Company is in litigation with a previous owner of various of these locations as to their potential shared liability associated with the cleanup of these sites. Due to the uncertainty of recoverability of this claim, the Company has not recorded a receivable. In March 1999, a $1.5 million settlement was paid by insurers of the properties related to claims made by the Company.

THIRD-PARTY SITES AND OTHER MATTERS. The Company has been named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and the Superfund Amendments and Reauthorization Act at five third-party disposal sites to which wastes were allegedly sent by the previous owner of assets used in the Company's discontinued engine services operations. The Company did not use the identified disposal sites. Accordingly, the previous owner has retained, and has been discharging, all liability associated with the cleanup of these sites pursuant to the sales agreement. Although the Company could be potentially liable in the event of nonperformance by the previous owner, it does not anticipate nonperformance. Based on this information, the Company has not accrued for any costs associated with third-party sites. The Company has also received notices or inquiries from certain state agencies and other private parties with respect to certain environmental matters. These matters are under investigation. All probable costs are estimated and accrued in environmental reserves.

ACCOUNTING AND REPORTING. At December 31, 1999 and 1998, accrued environmental liabilities were $17.0 million and $18.3 million, respectively. No environmental expense was recorded in 1999, 1998 or 1997. The Company's probable environmental loss estimates are based on information obtained from independent environmental engineers and/or from Company experts regarding the nature and extent of environmental contamination, remedial alternatives available and the cleanup criteria required by relevant governmental agencies. The estimated costs include anticipated site testing, consulting, remediation, disposal, post-remediation monitoring and related legal fees based on available information and represent the undiscounted costs to resolve the environmental matters in accordance with prevailing federal, state and local requirements.

     The Company's reserves for environmental liabilities are estimates. These estimates may change in the future as more information becomes available with respect to the level of contamination, the effectiveness of selected remediation methods, the stage of management's investigation at the individual sites, the recoverability of such costs from third parties and changes in federal and state statutes and regulations or their interpretation. Based on information presently available and Company programs to detect and minimize contamination, management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's results of operations, cash flows or financial condition, although certain environmental matters could be material to cash flows in any one year.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

     Under leases, primarily for parts distribution facilities, rent expense included in earnings from continuing operations was $6.1 million, $6.2 million and $6.7 million in 1999, 1998 and 1997, respectively, and was offset by sublease income of $0.4 million, $0.4 million and $0.5 million in 1999, 1998 and 1997, respectively.

     Future minimum payments under noncancellable operating leases with initial or remaining terms of one year or more at the end of 1999 are as follows (in thousands):

Year Ending

2000                                                                              $   5,270
2001                                                                                  2,019
2002                                                                                  1,516
2003                                                                                  1,091
2004                                                                                    357
Thereafter                                                                              247
                                                                                  ---------
                                                                                     10,500
Less amounts representing sublease income                                              (968)
                                                                                  ---------
Total minimum lease payments                                                      $   9,532
                                                                                  =========

     In July 1996, the spouse of a former employee filed suit in Hidalgo County, Texas against Aviall and certain chemical manufacturers alleging that the cancer-related death of her husband was the result of his exposure to metals and toxic chemicals while working for the Company at facilities used in the operation of the Company's former commercial engine services businesses. The plaintiffs sought to find the Company and the other defendants jointly and severally liable for actual and punitive damages in an amount not less than $50 million. This suit was settled in December 1999 for an immaterial amount.

     In addition to the environmental-related matters discussed in Note 14, the Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. Based on information presently available, management believes that the ultimate disposition of these other matters will not have a material adverse effect on the Company's results of operations, cash flows or financial condition, although certain matters could be material to cash flows in any one year.

     The Company, through its participation in the global aviation aftermarket, can be affected by the general economic cycle, particularly as it influences flight activity in commercial, business and general aviation. The services provided by ILS can be influenced by the rapidly evolving information and communication industry.

     The Company uses the U.S. dollar as the functional currency for all foreign operations and, therefore, recognizes all translation gains and losses in earnings. Changes in foreign currency exchange rates could impact the Company's earnings. In addition, the Company's earnings are affected by changes in short-term interest rates as a result of borrowings under its revolving credit facilities which bear interest based on floating rates.

NOTE 16 - SEGMENT AND RELATED INFORMATION

     The Company has two reportable operating segments: new aviation parts distribution and on-line inventory information services. This results from differences in the nature of the products and services sold and the related distribution methods. The Company distributes new aviation parts servicing both the commercial and general aviation markets. It provides a link between parts manufacturers, sellers and buyers by purchasing parts for its own account and reselling such parts. In addition, Aviall is a provider of traditional dial-up on-line and web-based inventory information services to the aviation, marine and defense industries through ILS, a wholly owned subsidiary. Suppliers of parts, equipment and services list their inventory and capabilities on the ILS system for access by buyers. ILS charges a subscription fee to access or list data. Aviall's reportable segments are managed separately due to current marketing strategies.

     The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies. Segment profit reflects operating income. Corporate includes treasury, general accounting, human resources, legal and office of the president. Corporate expenses, corporate assets, nonrecurring items and interest expense are not allocated to segments. Corporate assets include assets retained from divested activities. The deferred tax asset, due primarily to losses from the sales of businesses, is shown separately.

     The following tables present information by operating segment (in thousands):

Revenues                                                                                  1999           1998          1997
                                                                                         --------       -------       -------
Parts Distribution                                                                       $338,579       371,422       359,373
ILS                                                                                        29,893        28,610        26,687
                                                                                        ---------       -------       -------
Total revenue                                                                            $368,472       400,032       386,060
                                                                                        =========       =======       =======

Profit
Parts Distribution                                                                      $   8,750        22,031        20,847
ILS                                                                                        16,720        16,466        14,903
                                                                                        ---------       -------       -------
   Reportable segment profit                                                               25,470        38,497        35,750
Nonrecurring (loss) gain                                                                   (6,029)           --         1,436
Corporate                                                                                  (6,032)       (6,255)       (6,465)
Interest expense                                                                           (3,345)       (2,681)       (3,201)
                                                                                        ---------       -------       -------
Earnings from continuing operations before income taxes                                 $  10,064        29,561        27,520
                                                                                        =========       =======       =======

Depreciation and amortization
Parts Distribution                                                                      $   5,706         4,605         4,132
ILS                                                                                           582           491           580
                                                                                        ---------       -------       -------
  Reportable segment depreciation and amortization                                          6,288         5,096         4,712
Corporate                                                                                     222           258           358
Debt issue cost included in interest expense                                                  265           341           356
                                                                                        ---------       -------       -------
Total depreciation and amortization                                                     $   6,775         5,695         5,426
                                                                                        =========       =======       =======

Assets                                                 1999         1998          1997
                                                     --------      -------      -------

Parts Distribution                                   $252,162      212,210      201,769
ILS                                                     7,773        7,589        7,556
                                                     --------      -------      -------
   Reportable segment assets                          259,935      219,799      209,325
Corporate                                               2,150          951          742
Deferred tax asset                                     78,555       83,896       49,325
                                                     --------      -------      -------
Total assets                                         $340,640      304,646      259,392
                                                     ========      =======      =======

Long-lived asset additions
Parts Distribution                                   $ 20,426        9,085        4,125
ILS                                                       808          409          267
                                                     --------      -------      -------
   Reportable segment long-lived asset additions       21,234        9,494        4,392
Corporate                                                  22           25            6
                                                     --------      -------      -------
Total long-lived asset additions                     $ 21,256        9,519        4,398
                                                     ========      =======      =======

     The following table presents revenues by geographic area based on sales destination (in thousands):

Revenues                1999         1998          1997
                      --------      -------      -------
United States         $262,376      279,015      269,626
Foreign countries      106,096      121,017      116,434
                      --------      -------      -------
Total revenue         $368,472      400,032      386,060
                      ========      =======      =======

     The following table presents long-lived assets by physical location (in thousands):

Long-lived assets
United States               $81,046      66,384      61,899
Foreign countries             2,493       2,656       2,993
                            -------      ------      ------
Total long-lived assets     $83,539      69,040      64,892
                            =======      ======      ======

     The Company did not derive 10% or more of its total net sales from any individual customer.

NOTE 17 - QUARTERLY RESULTS OF OPERATIONS

     The following is a summary of the unaudited quarterly results of operations for 1999 and 1998 (in thousands, except share data):

                                                              First          Second            Third            Fourth
1999 (Unaudited)                                             Quarter         Quarter          Quarter           Quarter
                                                         ---------------  --------------    -------------    --------------

Net sales                                                $        87,408          95,318           92,811            92,935
Cost of sales                                                     63,322          70,753           68,528            68,782
                                                         ---------------  --------------    -------------    --------------
Gross profit                                                      24,086          24,565           24,283            24,153
Operating and other expenses:
   Selling and administrative expenses                            18,210          18,457           18,907            22,075
   Nonrecurring loss                                                  --              --            1,772             4,257
   Interest expense                                                  720             796              889               940
                                                         ---------------  --------------    -------------    --------------
Earnings (loss) from continuing operations before
   income taxes                                                    5,156           5,312            2,715            (3,119)
Provision (benefit) for income taxes                               2,070           2,230            1,171              (522)
                                                         ---------------  --------------    -------------    --------------
Earnings (loss) from continuing operations                         3,086           3,082            1,544            (2,597)
Earnings from discontinued operations                                 --           1,426            1,228             1,934
                                                         ---------------  --------------    -------------    --------------
Net earnings (loss)                                      $         3,086           4,508            2,772              (663)
                                                         ===============  ==============    =============    ==============

Basic net earnings (loss) per share:
   Earnings (loss) from continuing operations            $          0.17            0.17             0.08             (0.14)
   Earnings from discontinued operations                              --            0.08             0.07              0.10
                                                         ---------------  --------------    -------------    --------------
   Net earnings (loss)                                   $          0.17            0.25             0.15             (0.04)
                                                         ===============  ==============    =============    ==============

Weighted average common shares                                18,190,455      18,211,120       18,241,764        18,243,852
                                                         ===============  ==============    =============    ==============

Diluted net earnings (loss) per share:
   Earnings (loss) from continuing operations            $          0.17            0.17             0.08             (0.14)
   Earnings from discontinued operations                              --            0.07             0.07              0.10
                                                         ---------------  --------------    -------------    --------------
   Net earnings (loss)                                   $          0.17            0.24             0.15             (0.04)
                                                         ===============  ==============    =============    ==============

Weighted average common and dilutive potential
   common shares                                              18,470,381      18,554,391       18,590,107        18,243,852
                                                         ===============  ==============    =============    ==============

Common stock price range per share                       $10.06 to 16.38  14.38 to 19.00    9.94 to 18.63     7.00 to 10.25
                                                         ===============  ==============    =============    ==============

Common stock trading volume, number of shares                 12,581,100       8,358,400       12,341,700         7,433,000
                                                         ===============  ==============    =============    ==============

                                                              First          Second            Third           Fourth
1998 (Unaudited)                                             Quarter         Quarter          Quarter          Quarter
                                                         ---------------  --------------   --------------   -------------

Net sales                                                $        98,030         104,949          102,126          94,927
Cost of sales                                                     72,990          78,970           76,672          70,385
                                                         ---------------  --------------   --------------   -------------
Gross profit                                                      25,040          25,979           25,454          24,542
Operating and other expenses:
   Selling and administrative expenses                            17,187          17,481           17,132          16,973
   Interest expense                                                  507             576              809             789
                                                         ---------------  --------------   --------------   -------------
Earnings from continuing operations before
   income taxes                                                    7,346           7,922            7,513           6,780
Provision (benefit) for income taxes                                 367              94              232         (32,868)
                                                         ---------------  --------------   --------------   -------------
Earnings from continuing operations                                6,979           7,828            7,281          39,648
Earnings from discontinued operations                                 --           2,083               --             738
                                                         ---------------  --------------   --------------   -------------
Net earnings                                             $         6,979           9,911            7,281          40,386
                                                         ===============  ==============   ==============   =============

Basic net earnings per share:
   Earnings from continuing operations                   $          0.35            0.40             0.39            2.18
   Earnings from discontinued operations                              --            0.10               --            0.04
                                                         ---------------  --------------   --------------   -------------
   Net earnings                                          $          0.35            0.50             0.39            2.22
                                                         ===============  ==============   ==============   =============

Weighted average common shares                                19,968,503      19,727,636       18,742,140      18,179,957
                                                         ===============  ==============   ==============   =============

Diluted net earnings per share:
   Earnings from continuing operations                   $          0.34            0.39             0.38            2.16
   Earnings from discontinued operations                              --            0.10               --            0.04
                                                         ---------------  --------------   --------------   -------------
   Net earnings                                          $          0.34            0.49             0.38            2.20
                                                         ===============  ==============   ==============   =============

Weighted average common and dilutive potential
   common shares                                              20,388,350      20,119,859       19,038,745      18,358,727
                                                         ===============  ==============   ==============   =============

Common stock price range per share                       $12.12 to 15.56  13.00 to 15.62   10.31 to 14.62   9.94 to 12.69
                                                         ===============  ==============   ==============   =============

Common stock trading volume, number of shares                  4,200,000       3,231,500        3,472,900       6,703,000
                                                         ===============  ==============   ==============   =============

                                  AVIALL, INC.                       SCHEDULE II
                               VALUATION ACCOUNTS
                             (DOLLARS IN THOUSANDS)


                                                  Balance at  Charged                                   Balance
                                                  Beginning   to Costs                                  at End
                                                   of Year   and Expense   Other       Deductions       of Year
                                                   -------   -----------   -----       ----------       -------
Year ended December 31, 1999:
   Accounts receivable allowance                    $3,275      1,481        101(1)        (702)(2)      4,155
   Reserves for excess and obsolete inventories     $3,208      3,987         --           (466)(3)      6,729
                                                    ======      =====        ===         ======          =====
Year ended December 31, 1998:
   Accounts receivable allowance                    $4,238        306        163(1)      (1,432)(2)      3,275
   Reserves for excess and obsolete inventories     $3,941      1,867         --         (2,600)(3)      3,208
                                                    ======      =====        ===         ======          =====
Year ended December 31, 1997:
   Accounts receivable allowance                    $4,541      1,430       (323)(1)     (1,410)(2)      4,238
   Reserves for excess and obsolete inventories     $4,007        721         --           (787)(3)      3,941
                                                    ======      =====        ===         ======          =====

(1)  Collection of accounts receivable previously written off.

(2)  Write-off of doubtful accounts.

(3)  Write-off of excess and obsolete inventories.

                                INDEX TO EXHIBITS


   Exhibit
     No.                                                          Description
---------------      -------------------------------------------------------------------------------------------------------

     3.1*            Restated Certificate of Incorporation of Aviall (Exhibit 3.1 to Aviall's Annual Report on Form 10-K
                     for the fiscal year ended December 31, 1993 (the "1993 Form 10-K"))

     3.2*            Amended and Restated By-Laws of Aviall, Inc. (Exhibit 3.1 to Aviall's Quarterly Report on Form 10-Q
                     for the quarterly period ended March 31, 1999 (the "March 31, 1999 Form 10-Q"))

     4.1*            Form of Common Stock Certificate of Aviall (Exhibit 4 to Aviall's Registration Statement on Form 10,
                     as amended (Commission File No. 1-12380)

     4.2*            Aviall, Inc. Preferred Stock Purchase Rights Plan between Aviall and The First National Bank of
                     Boston dated as of December 7, 1993 (Exhibit 10.7 to the 1993 Form 10-K)

     4.3             Amendment No. 1 to Preferred Stock Purchase Rights Plan

    10.1*+           Aviall, Inc. Stock Incentive Plan (Exhibit 10.1 to the 1993 Form 10-K)

    10.2*+           Amendment to Aviall, Inc. Stock Incentive Plan (Exhibit 10.3 to the March 31, 1999 Form 10-Q)

    10.3*+           Aviall, Inc. 1998 Stock Incentive Plan (Exhibit 10.2 to Aviall's Quarterly Report on Form 10-Q for
                     the quarterly period ended June 30, 1998)

    10.4*+           Amendment to Aviall, Inc. 1998 Stock Incentive Plan (Exhibit 10.4 to the March 31, 1999 Form 10-Q)

    10.5*+           Aviall, Inc. Amended and Restated 1998 Directors Stock Plan (Exhibit 10.3 to Aviall's Annual Report
                     on Form 10-K for the fiscal year ended December 31, 1998)

    10.6*            Distribution and Indemnity Agreement by and between Aviall and Ryder dated November 23, 1993 (Exhibit
                     10.3 to the 1993 Form 10-K)

    10.7*            Tax Sharing Agreement by and between Aviall and Ryder dated November 23, 1993 (Exhibit 10.4 to the
                     1993 Form 10-K)

    10.8*+           Form of Amended and Restated Severance Agreement between Aviall, Inc. and each of its executive officers (Exhibit 10.1 to the March 31, 1999 Form 10-Q)

    10.9*+           Addendum to Amended and Restated Severance Agreement between Aviall, Inc. and Bruce Langsen (Exhibit
                     10.2 to the March 31, 1999 Form 10-Q)

    10.10*+          Amended and Restated Severance Pay Plan (Exhibit 10.7 to the March 31, 1999 Form 10-Q)

    10.11*           Asset Purchase Agreement, dated as of May 31, 1994, by and between Aviall Services, Inc. and Dallas
                     Airmotive, Inc., as amended (Exhibit 10.3 to Aviall's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994 and Exhibits 10.17 through 10.23 to Aviall's Annual Report on Form 10-K for the fiscal year ended December 31, 1994

    10.12*+          Aviall, Inc. Employee Stock Purchase Plan (Exhibit 10.27 to Aviall's Annual Report on Form 10-K for
                     the fiscal year ended December 31, 1995)

   Exhibit
     No.                                                          Description
---------------      -------------------------------------------------------------------------------------------------------

    10.13*+          Aviall, Inc. Benefit Restoration Plan (Exhibit 10.5 to the March 31, 1999 Form 10-Q)

    10.14*+          Amendment No. One to the Aviall, Inc. Benefit Restoration Plan (Exhibit 10.6 to the March 31, 1999
                     Form 10-Q)

    10.15*           Agreement of Purchase and Sale among Aviall, Inc., Aviall Services, Inc., Greenwich Air Services,
                     Inc. and GASI Engine Services, Inc., dated April 19, 1996 (Exhibit 2.1 to Aviall's Current Report on
                     Form 8-K dated April 19, 1996)

    10.16+           Employment Agreement, dated December 16, 1999, between Aviall, Inc. and Paul E. Fulchino

    10.17+           Non-Qualified Stock Option Agreement, dated December 21, 1999 between Aviall, Inc. and Paul E.
                     Fulchino

    10.18            Revolving Credit and Term Loan Agreement, dated December 23, 1999, among Aviall, Inc. and the financial institutions thereto

    10.19            Distribution Services Agreement, dated November 3, 1999, between Allison Engine Company, Inc. d/b/a
                     Rolls-Royce Allison and Aviall Services, Inc. (Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission)

    21.1             Subsidiaries of Aviall

    23.1             Consent of PricewaterhouseCoopers LLP

    24.1             Powers of attorney of directors and officers of Aviall

    27.1             Financial Data Schedule

-----------------------

* Each document marked with an asterisk is incorporated herein by reference to the designated document previously filed with the Commission.

+ Each document marked with a dagger constitutes a management contract or compensatory plan or arrangement.