Form 10-K405/A
period 1999-12-31
AVIALL INC
filed 2000-04-28
CIK 701650

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

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

                   FOR THE TRANSITION PERIOD FROM      TO     .

                         COMMISSION FILE NUMBER 1-12380

                                  AVIALL, INC.
             (Exact name of Registrant as specified in its Charter)

                   DELAWARE                             65-0433083
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)             Identification No.)

              2075 DIPLOMAT DRIVE                       75234-8999
                 DALLAS, TEXAS                          (Zip Code)
   (Address of principal executive offices)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form 10-K. X
                            ---

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 10, 2000 was approximately $149.7 million.

     The number of shares of Common Stock outstanding at March 10, 2000 was 18,270,594.

================================================================================

Aviall, Inc. ("Aviall") hereby amends and restates in their entirety Items 10, 11 and 12 of its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 as set forth below.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is the name of each director, a description of positions and offices with Aviall, any other principal occupation, business experience during at least the last five years, certain directorships presently held, age and length of service as a director of Aviall.

PAUL E. FULCHINO, 53, has served as Chairman of the Board, President and Chief Executive Officer of Aviall since January 2000. Mr. Fulchino was President and Chief Operating Officer of BE Aerospace, Inc., a leading supplier of aircraft cabin interior products and services, from 1996 to 1999. From 1990 to 1996, Mr. Fulchino was President and Vice Chairman of Mercer Management Consulting, Inc., an international general management consulting firm. Mr. Fulchino serves in the class of directors whose term of office expires at the annual meeting of stockholders in 2000. Mr. Fulchino is a party to an Employment Agreement with Aviall pursuant to which he serves as Aviall's Chairman, President and Chief Executive Officer. See "Employment and Severance Agreement - Employment Agreement" under Item 11 in this report.

HENRY A. MCKINNELL, 57, has served as a director of Aviall since 1993. Dr. McKinnell has served as President of Pfizer Inc. since 1999. He served as the Executive Vice President of Pfizer Inc. since 1992. He also served as and a director of Pfizer Inc. since 1997. He was appointed President of Pfizer's Worldwide Pharmaceuticals business in January 1997. Pfizer's Worldwide Consumer Group and Strategic Planning and Policy Group continue to report to him. From 1992 to 1995 he served as Chief Financial Officer of Pfizer Inc. and President of Pfizer's Hospital Products Group. Dr. McKinnell is also a director of John Wiley & Sons, Inc. and The Dun & Bradstreet Corporation. Dr. McKinnell is Chairman of the Compensation and Nominating Committee and a member of the Audit Committee. Dr. McKinnell serves in the class of directors whose term of office expires at the annual meeting of stockholders in 2000.

DONALD R. MUZYKA, 61, has served as a director of Aviall since 1994. Dr. Muzyka has served as President and Chief Executive Officer of Special Metals Corporation ("SMC") since October 1996. He served as President and Chief Operating Officer of SMC from January 1990 to October 1996. Dr. Muzyka is also a director of SMC and CSM Industries, Inc. Dr. Muzyka is a member of the Audit Committee and the Compensation and Nominating Committee. Dr. Muzyka serves in the class of directors whose term of office expires at the annual meeting of stockholders in 2001.

RICHARD J. SCHNIEDERS, 52, has served as a director of Aviall since 1997. Mr. Schnieders has served as Chief Operating Officer of Sysco Corporation since January 2000 and as an Executive Vice President of Sysco since 1998. From 1992 to 1998 Mr. Schnieders was Senior Vice President Merchandising/Multi-Unit Sales of Sysco. Mr. Schnieders has been a director of Sysco since 1997. Mr. Schnieders is Chairman of the Audit Committee and a member of the Compensation and Nominating Committee. Mr. Schnieders serves in the class of directors whose term of office expires at the annual meeting of stockholders in 2002.

BRUCE N. WHITMAN, 66, has served as a director of Aviall since 1998. Mr. Whitman has been an Executive Vice President of FlightSafety International, Inc. since 1962. Mr. Whitman is also a director of FlightSafety Boeing Training International L.L.C., Petroleum Helicopters, Inc. and Megadata Corporation. Mr. Whitman is a member of the Audit Committee and the Compensation and Nominating Committee. Mr. Whitman serves in the class of directors whose term of office expires at the annual meeting of stockholders in 2002.

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

     Directors who are not employees of Aviall are eligible to participate in Aviall's Directors Stock Plan. Under the Directors Stock Plan, each eligible director may make an election to receive shares of common stock in lieu of the Annual Retainer. All eligible directors participated in the Directors Stock Plan during 1999 and elected to participate in 2000. The number of shares or common stock granted to a participant is the nearest number of whole shares of common stock which can be purchased for $30,000 (the "Share Value"), based on the mean of the highest and lowest sale price for the common stock on the grant date as reported on the New York Stock Exchange. In the event that there is an increase or decrease in the Annual Retainer, the Share Value adjusts automatically so that the ratio between the Share Value and the Annual Retainer is maintained. Under the Directors Stock Plan, common stock is granted automatically on the first business day in July of any calendar year to each eligible director who has elected to participate in the Directors Stock Plan at least six months prior to that date.

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

     Further, under the Directors Stock Plan, non-employee directors are also eligible to receive options to purchase up to 3,000 shares of Aviall common stock on the first trading day of July each year. No options were granted to directors in l999 under the Directors Stock Plan.

SUMMARY COMPENSATION TABLE

     The following table sets forth the annual and long-term compensation paid or accrued for the benefit of the individual that served as Aviall's Chief Executive Officer during 1999 and the four most highly compensated executive officers of Aviall at December 31, 1999, in each case for services rendered to Aviall during Aviall's last three fiscal years. For the purposes of this report, Jacqueline K. Collier, Charles M. Kienzle, Bruce Langsen, Jeffrey J. Murphy and Eric E. Anderson are referred to as the "named executive officers."

                                                                                           LONG-TERM
                                                ANNUAL COMPENSATIO                     COMPENSATION AWARDS
                                  ---------------------------------------------  ----------------------------------
                                                                 OTHER ANNUAL      RESTRICTED     SHARES UNDERLYING    ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR    SALARY          BONUS      COMPENSATION(1)  STOCK AWARDS(2)   OPTIONS/SARs(3)   COMPENSATION(4)
---------------------------  ---- -------------  -------------  ---------------  ---------------  -----------------  ---------------
Jacqueline K. Collier        1999 $     125,000  $      10,000  $            --  $             0        30,000          $   400
  Vice President and         1998       125,000         65,799               --           27,421        25,000              400
  Controller                 1997       116,800         93,440               --           69,496        25,000              400

Charles M. Kienzle           1999       175,000              0               --                0        35,000              400
  Senior Vice President,     1998       175,000         23,450               --            9,778        30,000              400
  Operations                 1997       175,000        175,000               --          130,156        35,000              400

Bruce Langsen                1999       175,000        208,442               --                0        45,000              400
  President of ILS           1998       168,269        144,580               --           60,256        40,000              400
                             1997       140,769        141,264               --          105,062        45,000              400

Jeffrey J. Murphy            1999       177,000              0               --                0        35,000              553
  Senior Vice President,     1998       177,000        109,739               --           45,735        30,000              540
  Law and Human Resources    1997       177,000        177,000               --          131,644        35,000              525
  Secretary and General
  Counsel

Eric E. Anderson             1999       300,000              0               --                0       100,000           27,622
  President and              1998       300,000        182,398               --           76,019        75,000              400
  Chief Executive Officer    1997       199,615        200,000           31,507          148,750        75,000           25,569

--------------

1. Includes amounts reimbursed for the payment of income taxes related to relocation expenses paid by the Company in 1997 and taxable to Mr. Anderson. Other prerequisites and personal benefits furnished to the named executive officers do not meet the disclosure thresholds established under SEC regulations and are not included in this column.

2. The existing grants of restricted stock will vest on the third anniversary of the grant date. Recipients of restricted stock awards are entitled to receive any dividends paid with respect to these shares. No restricted stock awards were made for services rendered in 1999. The dollar amounts shown for 1998 in the table above were determined based upon a price of $11.1875 per share, the closing price of the common stock on January 26, 1999, the grant date. The dollar amounts shown for 1997 were based upon a price of $14.875 per share, the closing price of the common stock on January 2, 1998, the first trading day following the grant date. As of December 31, 1999, the aggregate number of shares of restricted stock and their value (based upon a price of $8.1875, the closing price of common stock on December 31, 1999) held by each named executive officer was as follows: Ms. Collier, 7,123 restricted shares and $58,320; Mr. Kienzle, 9,624 restricted shares and $78,797; Mr. Langsen, 12,449 restricted shares and $101,926; and Mr. Murphy, 12,938 restricted shares and $105,930. In connection with Mr. Anderson's resignation from Aviall, 6,795 shares of his restricted stock granted in 1998 were vested and his rights to 10,000 shares of restricted stock granted in 1997 were canceled in exchange for a cash payment of $83,500.

3. Grants of stock options vest one-third each year commencing on the first anniversary of the grant. No named executive officer received stock options granted in tandem with SARs.

4. For 1999 this column includes (a) contributions to Aviall's Employees' Savings Plan in the amount of $400 for each named executive, (b) premiums for compensatory split-dollar insurance payments in the amount of $153 for Mr. Murphy and (c) a payment of $27,222 in lieu of accrued vacation for Mr. Anderson.

EMPLOYMENT AND SEVERANCE AGREEMENTS

     EMPLOYMENT AGREEMENT. Aviall is a party to an Employment Agreement with Paul E. Fulchino pursuant to which he serves as Aviall's Chairman, President and Chief Executive Officer. Under this Employment Agreement, Mr. Fulchino receives an annual base salary of at least $450,000 and is eligible to receive incentive compensation of not less than 100% of his base salary (although he is not guaranteed any specific amount of incentive pay). Mr. Fulchino is also entitled to supplemental term life insurance of $900,000, supplemental long-term disability insurance such that he would receive 60 percent of his base salary should he become permanently disabled, and other employee benefits made available to Aviall's senior executives. The Employment Agreement has a three-year term, expiring on December 31, 2002. In the event of an involuntary termination of his employment (other than for cause or his death or disability), Mr. Fulchino would receive severance pay in an amount equal to the greater of two times his then-current base salary or the base salary for the remainder of the term of the Employment Agreement. Pursuant to this Employment Agreement, on December 21, 1999, Mr. Fulchino was granted options to purchase 500,000 shares of common stock at an exercise price of $7.3125, the fair market value of the common stock on the grant date. This option grant has a ten-year term and the options vest one-third each year commencing on the first anniversary of the grant date.

     SEVERANCE AGREEMENTS. Aviall is a party to Severance Agreements with each of its executive officers, including Paul E. Fulchino, that become operative only upon a change of control. The Severance Agreements provide that if, within a two-year period following a change of control, Aviall terminates the employment of such executive for reasons other than death, disability or cause, or the executive terminates employment with Aviall for good reason, the executive is entitled to receive a severance payment in an amount equal to a multiple of his or her (a) then-current base salary, and (b) an amount equal to the greater of the executive's (1) incentive compensation for the current fiscal year (assuming the Company had reached target performance for that year), or (2) incentive compensation paid or payable to the executive for the most recently completed fiscal year. The executive is also entitled to continue to receive health and life insurance benefits for a period of one year following his or her termination following a change of control. The Severance Agreements further provide that if any amount payable thereunder or otherwise to the executive is determined to be an "excess parachute payment" under the Internal Revenue Code, such executive would be entitled to receive an additional payment (net of income taxes) to compensate such executive for the excise tax imposed by the Code on such payment. The multiple of base salary and incentive compensation referred to above is two or three times for each of the executive officers.

     SEVERANCE PAY PLAN. Aviall maintains a Severance Pay Plan for the benefit of all full-time employees, including executive officers. The Severance Pay Plan provides that if Aviall terminates an eligible employee's employment for any reason other than cause, the employee is entitled to receive severance pay in an amount determined in accordance with the terms of the plan. For executive officers, the severance pay is an amount equal to two times (a) the executive's then-current base salary and (b) the greater of (1) the executive's target incentive payment for the year in which his employment was terminated and (2) the executive's incentive payment for the most recently completed fiscal year. Payments under the Severance Pay Plan are made in installments (a two-year period for executive officers) unless the employee's employment occurs within one year following a change in control. In that circumstance, the severance payment is made in a lump sum. The Severance Pay Plan provides that in the event that an employee is terminated under circumstances in which he is entitled to receive severance payment under any written agreement (including the Employment and Severance Agreements referred to in the preceding paragraphs), the employee is not entitled to receive the benefits intended to be provided under the Severance Pay Plan.

     In connection with his resignation as Chairman, President and Chief Executive Officer of Aviall on December 31, 1999, Eric E. Anderson is entitled to receive severance pay from Aviall under the terms of the Severance Pay Plan. Under the plan, he will receive a severance payment of $1.2 million, payable in installments over a two-year period. Under the terms of his severance arrangement, Aviall vested 6,795 shares of restricted common stock granted to Mr. Anderson in 1998, and he received a payment of $83,500 in connection with the cancellation of the grant of 10,000 shares of restricted stock he received in 1997. Mr. Anderson has also agreed to not engage in any competitive activity with Aviall for two years.

OPTION/SAR GRANTS IN 1999

     The following table provides information regarding the grant of stock options to the named executive officers in 1999. In addition, hypothetical gains of 5% and 10%, along with a third column representing a 0% gain (listed in the table under "Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term"), are shown for these stock options. These hypothetical gains are based on assumed rate of annual compound stock price appreciation of 0%, 5% and 10% from the date the stock options were granted over the full option term of ten years.


                                            INDIVIDUAL GRANTS
                         ------------------------------------------------------
                                     PERCENTAGE OF                                    POTENTIAL REALIZABLE VALUE
                         NUMBER OF       TOTAL                                          AT ASSUMED ANNUAL RATES
                         SECURITIES     OPTIONS/                                            OF STOCK PRICE
                         UNDERLYING      SARs                                                APPRECIATION
                          OPTION/     GRANTED TO     EXERCISE                               FOR OPTION TERM
                            SARs       EMPLOYEES     PRICE PER      EXPIRATION   ------------------------------------
      NAME               GRANTED(1)     IN 1999       SHARE            DATE           0%         5%            10%
-----------------------  ----------  -------------  -----------    ------------  ------------ ---------     ---------
Jacqueline K. Collier        30,000       2.8%      $   11.0625      01/25/09        $ 0      $ 208,714     $ 528,923
Charles M. Kienzle           35,000       3.3           11.0625      01/25/09          0        243,500       617,077
Bruce Langsen                45,000       4.2           11.0625      01/25/09          0        313,072       793,385
Jeffrey J. Murphy            35,000       3.3           11.0625      01/25/09          0        243,500       617,077
Eric E. Anderson(2)         100,000       9.4           11.0625         NA             0              0             0

--------------

1. Each of the options shown in the table above vest one third each year, beginning on the first anniversary of the date of the grant. For each of the named executive officers, 9,039 options are incentive stock options and the remainder are non-qualified stock options. No options granted to the named executive officers in 1999 were granted in tandem with SARs.

2. Under the terms of this option grant, these options expired as of December 31, 1999, the date on which Mr. Anderson resigned his position as an executive officer of Aviall.

AGGREGATED OPTIONS/SAR EXERCISES IN 1999 AND DECEMBER 31, 1999 OPTION/SAR VALUES

     The following table provides information, for each of the named executive officers, regarding the exercise of Aviall options during 1999 and unexercised options held as of December 31, 1999.


                                                                  NUMBER OF SHARES           VALUE OF UNEXERCISED
                                                               UNDERLYING UNEXERCISED            IN-THE-MONEY
                                                                    OPTIONS/SARs                OPTIONS/SARs AT
                                                                AT DECEMBER 31, 1999          DECEMBER 31, 1999(1)
                                                          -----------------------------  -----------------------------
                            SHARES ACQUIRED     VALUE
        NAME                  ON EXERCISE      REALIZED     EXERCISABLE   UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
---------------------      ----------------- -----------  --------------- -------------- -------------- --------------
Jacqueline K. Collier                0           $ 0            57,272         55,167      $    2,172       $  0
Charles M. Kienzle                   0             0           113,050         66,901           5,156          0
Bruce Langsen                        0             0            69,272         86,968           1,627          0
Jeffrey J. Murphy                    0             0           146,113         66,901          20,140          0
Eric E. Anderson(2)                  0             0           272,749              0           7,656          0

--------------

1. Based on a price of $8.1875 per share of Aviall's common stock, using the closing price on December 31, 1999.

2. Mr. Anderson's unexercised options expired on March 31, 2000 under the terms of these option grants.

RETIREMENT BENEFITS

     Aviall covers substantially all regular domestic full-time employees, including executive officers, under the Aviall, Inc. Retirement Plan. Benefits payable under the Retirement Plan are based on an employee's career earnings with Aviall and its subsidiaries. At normal retirement age of 65, a participant is entitled to a monthly pension benefit payable for life. The annual pension benefit, when paid in the form of a life annuity with no survivor's benefits, is generally equal to the sum of 1.45% of the first $15,600 of compensation and bonus received, plus 1.85% of the portion of the compensation and bonus in excess of $15,600 during each such year while a Retirement Plan member.

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

     The maximum annual benefit under a qualified pension plan is currently $135,000 beginning at the Social Security retirement age (currently age 65). The maximum compensation and bonus that may be taken into account in determining annual retirement accruals is currently $170,000. Aviall maintains a non-qualified, unfunded benefit plan, called the Benefit Restoration Plan, which covers those participants of the Retirement Plan, including those described below, whose benefits are reduced by the Internal Revenue Code or other United States laws. A participant in the Benefit Restoration Plan is entitled to a benefit equal to the difference between the amount of benefits the participant is entitled to without reduction and the amount of benefits the participant is entitled to after the reductions.

     Except as described below, the following table sets forth estimated annual pension benefits (in the form of a single life annuity) assuming each named executive officer remains continuously employed at current compensation levels until retirement at the normal retirement date (age 65).

           NAME                                                                            AMOUNT(1)
           ----                                                                           -----------
           Jacqueline K. Collier..................................................        $    62,606

           Charles M. Kienzle.....................................................             84,465

           Bruce Langsen..........................................................             62,314

           Jeffrey J. Murphy......................................................             75,529

           Eric Anderson(2).......................................................             42,825

--------------

1. These amounts include benefits under the Retirement Plan and the Benefit Restoration Plan combined.

2. Mr. Anderson resigned as an executive officer of Aviall on December 31, 1999. The amount of Mr. Anderson's accrued benefit is based on his earned compensation through December 31, 1999.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of April 11, 2000, the directors of Aviall, the Chief Executive Officer of Aviall, the other four most highly compensated executive officers of Aviall at December 31, 1999, Aviall's former Chief Executive Officer, and all current directors and executive officers of Aviall as a group, beneficially owned common stock as set forth in the following table. For purposes of this report, Jacqueline K. Collier, Charles M. Kienzle, Bruce Langsen, Jeffrey J. Murphy and Eric E. Anderson are referred to as the "named executive officers."


                                                                                                   TOTAL SHARES
NAME                                                  OWNED SHARES(1)       OPTION SHARES(2)   BENEFICIALLY OWNED(3)
----                                               ---------------------  -------------------  ---------------------
Paul E. Fulchino.............................                11,000                    0                  11,000
Henry A. McKinnell...........................                12,172                    0                  12,172
Donald R. Muzyka.............................                 9,971                    0                   9,971
Richard J. Schnieders........................                 5,845                    0                   5,845
Bruce N. Whitman.............................                23,845                    0                  23,845
Jacqueline K. Collier(4).....................                 7,707               84,105                  91,812
Charles M. Kienzle(5)........................                13,098              146,617                 159,715
Bruce Langsen(6).............................                13,302              112,906                 126,208
Jeffrey J. Murphy(7).........................                24,557              179,680                 204,237
Eric E. Anderson(8)..........................                27,323                    0                  27,323
All current directors and executive officers
   as a group (12 persons)...................               137,135              659,895                 797,030

--------------

1. Represents shares of common stock owned by such individuals, including shares owned pursuant to the Aviall's Employees' Savings Plan and the Directors Stock Plan.

2. Represents shares that may be acquired within 60 days of April 11, 2000 through the exercise of stock options.

3. Unless otherwise noted, the holders of the shares of common stock included in this table have sole voting and investment power with respect to all such shares. As of April 11, 2000, Mr. Murphy beneficially owned 1.1% of Aviall's outstanding common stock. As of that date, no other director or named executive officer beneficially owned one percent or more of the outstanding common stock. All current directors and executive officers as a group beneficially owned approximately 4.2% of the outstanding common stock as of April 11, 2000.

4. Includes 2,451 shares of restricted common stock for which Ms. Collier has sole voting power and no investment power.

5. Includes 874 shares of restricted common stock for which Mr. Kienzle has sole voting power and no investment power.

6. Includes 5,386 shares of restricted common stock for which Mr. Langsen has sole voting power and no investment power.

7. Includes 9,769 shares of common stock held jointly by Mr. Murphy and his spouse. Mr. Murphy has shared voting and investment power with respect to these shares. Also includes 4,088 shares of restricted common stock for which Mr. Murphy has sole voting power and no investment power.

8. Includes 14,266 shares of common stock held jointly by Mr. Anderson and his spouse and 200 shares held by Mr. Anderson's children. Mr. Anderson has shared voting and investment power with respect to the shares held jointly with his spouse. Mr. Anderson disclaims beneficial ownership of his children's shares.

     The following table sets forth information regarding the number and percentage of shares of common stock held by all persons and entities who are known by Aviall to beneficially own five percent or more of Aviall's outstanding common stock. The information regarding beneficial ownership of common stock by the entities identified below is included in reliance on a report filed with the SEC by such entity, except that the percentage is based upon Aviall's calculations made in reliance upon the number of shares reported to be beneficially owned by such entity in such report and the number of shares of common stock outstanding on April 11, 2000.

                              NAME AND ADDRESS                      AMOUNT AND NATURE         PERCENT
                             OF BENEFICIAL OWNER                 OF BENEFICIAL OWNERSHIP     OF CLASS
               ----------------------------------------------    -----------------------     --------
               Neuberger Berman, LLC                                    1,658,054             9.1%(1)
               Artisan Partners Limited Partnership                     1,058,759             5.8%(2)

---------------

1. According to a Schedule 13G filed by Neuberger Berman, LLC on February 14, 2000, Neuberger Berman has sole voting power with respect to 631,354 shares of common stock, shared voting power with respect to 1,005,200 shares of common stock and shared dispositive power with respect to 1,658,054 shares of common stock. In the Schedule 13G, Neuberger Berman reported that it acts as an investment manager for various funds which hold the shares in the ordinary course or business, that it does not have any economic interest in the shares, that the actual owners of such shares are its clients and its clients have the sole right to receive and the power to direct the receipt or dividends or proceeds from the sale of the shares. The business address of Neuberger & Berman, LLC is 605 Third Avenue, New York, New York 10158-3698.

2. According to a Schedule 13G filed by Artisan Partners Limited Partnership on February 14, 2000, Artisan Partners has shared voting and dispositive power with respect to 1,058,759 shares of common stock. In the Schedule 13G, Artisan Partners reported that it acts as an investment advisor to funds which hold shares in the ordinary course of business and that it does not have any economic interest in the shares. The business address of Artisan Partners is 1000 North Water Street, #1770, Milwaukee, Wisconsin 53202.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AVIALL, INC.

April 26, 2000                By   /s/ Paul E. Fulchino
                                 -----------------------
                                 Paul E. Fulchino
                                 Chairman, President and Chief Executive Officer