Form 10-Q
period 2000-03-31
AVIALL INC
filed 2000-05-12
CIK 701650

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


     Indicate by check |X| whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock, par value $.01 per share, outstanding at May 5, 2000 was 18,311,844.


================================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS

                                  AVIALL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                              Three months ended
                                                                                                   March 31,
                                                                                         ---------------------------
                                                                                             2000            1999
                                                                                         -----------     -----------
Net sales                                                                                $   113,963          87,408
Cost of sales                                                                                 86,458          63,322
                                                                                         -----------     -----------
Gross profit                                                                                  27,505          24,086
Operating and other expenses:
   Selling and administrative expenses                                                        21,595          18,210
   Interest expense                                                                            2,101             720
                                                                                         -----------     -----------
Earnings before income taxes                                                                   3,809           5,156
Provision for income taxes                                                                     1,626           2,070
                                                                                         -----------     -----------
Net earnings                                                                             $     2,183           3,086
                                                                                         ===========     ===========

Basic net earnings per share                                                             $      0.12            0.17
Weighted average common shares                                                            18,276,474      18,190,455
                                                                                         ===========     ===========

Diluted net earnings per share                                                           $      0.12            0.17
Weighted average common and potentially dilutive common shares                            18,341,995      18,470,381
                                                                                         ===========     ===========



See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                       March 31,   December 31,
                                                                                                         2000         1999
                                                                                                      -----------  ------------
                                                                                                      (Unaudited)   (Audited)
ASSETS
Current assets:
   Cash and cash equivalents                                                                           $  3,546        1,385
   Receivables                                                                                           78,312       62,752
   Inventories                                                                                          114,454      107,562
   Prepaid expenses and other current assets                                                              2,209        2,424
   Deferred income taxes                                                                                 12,393       12,809
                                                                                                       --------     --------
Total current assets                                                                                    210,914      186,932
                                                                                                       --------     --------

Property, plant and equipment                                                                            10,108       10,637
Intangible assets                                                                                        71,758       72,902
Deferred income taxes                                                                                    64,811       65,746
Other assets                                                                                              4,454        4,423
                                                                                                       --------     --------
Total assets                                                                                           $362,045      340,640
                                                                                                       ========      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                                   $  8,314        8,811
   Accounts payable                                                                                      40,962       35,063
   Accrued expenses                                                                                      28,586       29,493
                                                                                                       --------     --------
Total current liabilities                                                                                77,862       73,367
                                                                                                       --------     --------

Long-term debt                                                                                           84,450       69,200
Other liabilities                                                                                        17,952       18,840
Commitments and contingencies                                                                                --           --
                                                                                                       --------     --------
Shareholders' equity (common stock of $.01 par value per share; 20,313,846 shares and 20,272,596 shares issued at March 31, 2000 and at December 31, 1999, respectively; 18,311,844 shares and 18,272,596 shares outstanding at
   March 31, 2000 and at December 31, 1999, respectively)                                               181,781      179,233
                                                                                                       --------     --------
Total liabilities and shareholders' equity                                                             $362,045      340,640
                                                                                                       ========      =======


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                         Three months ended
                                                              March 31,
                                                       ----------------------
                                                          2000          1999
                                                       --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                        $  2,183         3,086
   Depreciation and amortization                          2,200         1,540
   Deferred income taxes                                  1,338         1,728
   Compensation expense on restricted stock awards           51            50
   Changes in:
     Receivables                                        (15,560)       (4,122)
     Inventories                                         (6,831)       (8,273)
     Accounts payable                                     5,899         5,856
     Accrued expenses                                      (907)       (2,683)
     Other, net                                            (603)          897
                                                       --------      --------
                                                        (12,230)       (1,921)
                                                       --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                    (505)         (933)
   Sales of property, plant and equipment                    10            50
                                                       --------      --------
                                                           (495)         (883)
                                                       --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in revolving credit facility               16,253         7,370
   Debt repaid                                           (1,500)       (3,003)
   Issuance of common stock                                 330           284
   Debt issue costs paid                                   (181)           --
   Purchase of treasury stock                               (16)           --
                                                       --------      --------
                                                         14,886         4,651
                                                       --------      --------
Change in cash and cash equivalents                       2,161         1,847
Cash and cash equivalents, beginning of period            1,385         3,136
                                                       --------      --------
Cash and cash equivalents, end of period               $  3,546         4,983
                                                       ========      ========

CASH PAID FOR INTEREST AND INCOME TAXES:
   Interest                                            $  1,115           694
   Income taxes                                        $    937           111


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Aviall, Inc.'s Form 10-K for the year ended December 31, 1999.

NOTE 2 - SEGMENT INFORMATION

     The following tables present information by operating segment (in thousands):

                                                               Three months ended
                                                                   March 31,
                                                            ------------------------
Revenues (Unaudited)                                           2000           1999
                                                            ---------      ---------
Parts Distribution                                          $ 106,636         80,026
ILS                                                             7,327          7,382
                                                            ---------      ---------
Total revenue                                               $ 113,963         87,408
                                                            =========      =========

Profit (Unaudited)

Parts Distribution                                          $   4,258          3,342
ILS                                                             3,500          4,264
                                                            ---------      ---------
   Reportable segment profit                                    7,758          7,606
Corporate                                                      (1,848)        (1,730)
Interest expense                                               (2,101)          (720)
                                                            ---------      ---------
Earnings before income taxes                                $   3,809          5,156
                                                            =========      =========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW. The following discussion and analysis should be read in conjunction with the information set forth under Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 11 through 16 of Aviall, Inc.'s (the "Company") Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999. Net sales for the Parts Distribution business were $106.6 million, up $26.6 million or 33.3%, from the $80.0 million recorded in the same 1999 quarter. The sales increase reflects the implementation of the new Rolls-Royce product lines and steady recapture of market share lost in 1999, primarily attributable to the new computer system implementation. ILS revenue was even with the prior year in spite of increased competition.

     Total Company gross profit of $27.5 million was $3.4 million higher than the $24.1 million in the 1999 first quarter. Gross profit as a percentage of sales of 24.1% reflected the lower margin anticipated with the full incorporation of the Rolls-Royce business into Parts Distribution.

     Selling and administrative expenses increased $3.4 million to $21.6 million in the first quarter of 2000, but decreased as a percentage of revenues from 20.8% to 18.9%. The increase in selling and administrative expenses was due primarily to planned developmental expenses for new Internet initiatives, incremental operational expenses for the new Rolls-Royce product line, and additional depreciation relating to the new ERP system.

     Interest expense was higher than in the first quarter 1999 resulting from higher interest rates and the increased borrowings primarily due to Rolls-Royce working capital requirements.

     The first quarter 2000 net earnings were $2.2 million, or $0.12 per share (diluted), compared to $3.1 million, or $0.17 per share (diluted), as reported last year in the first quarter.

FINANCIAL CONDITION. Cash flows from operations were a negative $12.2 million in the first three months of 2000 and a negative $1.9 million in the comparable 1999 period. The reduced operating cash flow resulted from increased working capital investment for the Rolls-Royce product line, primarily accounts receivable.

     The Company's cash income tax payments continue to be substantially lower than the U.S. federal statutory rate due to the utilization of the large U.S. federal net operating loss ("NOL"). The Company's cash tax payments are primarily related to foreign taxes on foreign operations and U.S. federal alternative minimum tax. For U.S. federal tax purposes as of December 31, 1999, the Company had an estimated net operating loss carryforward of approximately $167 million, substantially expiring in 2009-2011. Based on current and expected future earnings levels, the NOLs may not be fully utilized for several years. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the U.S. federal NOL carryforward that can be utilized. The amount of the annual limitation can vary significantly based on certain factors existing at the date of the change.

     The Company believes that its expected cash flow from operations and availability under its revolving line of credit is sufficient to meet its current working capital and operating needs. The Company increased its line of credit near year-end of 1999 to fund the up-front fees and working capital needs due to the new contract with Rolls-Royce.

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

OUTLOOK. Aviall primarily participates in the global aviation aftermarket through its core aviation Parts Distribution and ILS businesses. The Company is affected by the general economic cycle, particularly as it influences flight activity in commercial, business and general aviation. Aviall serves a significant number of customers in the Asia-Pacific and Latin American regions. Since 1998, countries in these regions have experienced financial market volatility and the currencies of certain countries have fallen in value relative to the U.S. dollar. These factors reduced demand for air travel in the Asia-Pacific region in 1998 and 1999, and as a result reduced customers' needs for aircraft parts and their ability to pay in a timely manner. Although key Asian economies have begun a slow recovery, continued volatility in Latin America led to financial problems for major air carriers in that region and significantly hampered the general aviation business in Latin America. Management believes the Company's results in 2000 will reflect continued stabilization in the Asia-Pacific region; however, continued volatility in Latin America is expected.

     Commercial airlines in North America and Europe continue to effectively manage their capacity by retiring older aircraft as new aircraft are delivered, limiting growth in demand for replacement parts. Management is actively seeking new sources of supply for airline products to expand Aviall's growth in this segment.

     While a strong domestic economy continues into 2000, all aviation operators began to respond to significantly higher fuel prices and resulting higher operating costs by reducing inventories of new parts. Impact from these changes was felt first in the airline market, although general aviation operators have also reacted by reducing flying activity and inventory levels. Management still believes that Aviall's competitive strengths in service and availability position the Company to benefit from the resumption in purchasing activity that is expected to occur as key customers achieve inventory reduction targets.

     The Company's ability to manage its inventory is affected by the relative efficiency of its suppliers and the inventory investments required to secure new suppliers. Also, changes in the Company's portfolio of products and suppliers can result in periodic noncash charges to write down inventory of discontinued products.

     Information and communication technology is evolving rapidly and developments on the Internet could affect proprietary database companies, such as ILS, as well as traditional distribution businesses, such as Parts Distribution. Management believes that the active deployment by the Company of these new innovative technologies in their websites, AVIALL.COM and ILSMART.COM, will enable the Company to maintain its technological leadership and minimize the risk of obsolescence. ILS expects to partner with various companies in further developing the ILS e-commerce capabilities. The Company recognizes that there are a number of entrants in the e-commerce marketplace arena that will compete with ILS, including manufacturers, distributors and independent companies.

     The Company's existing Dallas warehouse lease will expire in the fourth quarter of 2000. The Company is evaluating its options associated with the location of its Dallas warehouse. If management decides to relocate this facility, the Company would incur a one-time cost of approximately $2.5 million and could experience a short-term disruption in Parts Distribution sales in connection with the relocation.

     In 2000, the Company expects to spend approximately $4 million in Parts Distribution to enhance AVIALL.COM to a full service web-based order management system for both customers and suppliers, and implement a new customer relationship module ("CRM") into Parts Distribution's standard order management system. Aviall intends to expand AVIALL.COM services and functionality, including transforming the e-catalog into a highly searchable database and utilizing supplier technical information and customer data to develop additional value-added OEM-to-customer supply chain features. The CRM system enhancement is aimed at creatively making the customer interface very friendly and service oriented.

     In addition, the Parts Distribution business has enhanced its sales coverage model through improved organization, training and recruitment of the Company's sales professionals. The Company believes the introduction of the new system will raise productivity and increase the flow of information regarding product performance, sales activities and customer feedback. The Company expects to incur up to $2 million in expenses in 2000 related to enhancements to the sales coverage model and start-up expenses for the new CRM software.

     ILS has advanced rapidly with its development initiatives to offer ILSMART.COM as a full transaction management resource for its customers. The plans include an advanced "Purchase On-line" customer catalog product, an expanded on-line Surplus Sales Auction site and web-hosting for ILS customers. In 2000, ILS expects to incur an additional $3 million in expenses and $6 million in capital expenditures to bring its Contact to Contract(TM) strategy to fruition.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has market risk exposure arising from changes in interest rates and foreign exchange rates. The Company from time to time has used financial instruments to offset such risks. Financial instruments are not used for trading or speculative purposes. The Company has experienced no significant changes in market risk during the first quarter of 2000. The Company's market risk is described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

                                         AVIALL, INC.

May 10, 2000                             By   /s/ Jacqueline K. Collier
                                              ----------------------------------
                                              Jacqueline K. Collier
                                              Vice President and Controller
                                              Principal Accounting Officer

May 10, 2000                                  /s/ Cornelius Van Den Handel
                                              ----------------------------------
                                              Cornelius Van Den Handel
                                              Vice President and Treasurer
                                              Principal Financial Officer

                                INDEX TO EXHIBITS


     Exhibit
     Number              Description
     -------             -----------
      27.1               Financial Data Schedule