Form 10-Q
period 2000-06-30
AVIALL INC
filed 2000-08-11
CIK 701650

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


     Indicate by check [X] whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     The number of shares of Common Stock, par value $.01 per share, outstanding at August 4, 2000 was 18,332,662.


================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                  AVIALL, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                   (UNAUDITED)

                                                              Three months ended           Six months ended
                                                                    June 30,                   June 30,
                                                           -------------------------   -------------------------
                                                               2000          1999          2000          1999
                                                           -----------   -----------   -----------   -----------
Net sales                                                  $   120,750        95,318       234,713       182,726
Cost of sales                                                   92,269        70,753       178,727       134,075
                                                           -----------   -----------   -----------   -----------
Gross profit                                                    28,481        24,565        55,986        48,651
Operating and other expenses:
   Selling and administrative expenses                          21,679        18,457        43,274        36,667
   Interest expense                                              2,206           796         4,307         1,516
                                                           -----------   -----------   -----------   -----------
Earnings from continuing operations before income taxes          4,596         5,312         8,405        10,468
Provision for income taxes                                       2,072         2,230         3,698         4,300
                                                           -----------   -----------   -----------   -----------
Earnings from continuing operations                              2,524         3,082         4,707         6,168
Discontinued operations:
   Gain on disposal (net of income tax expense of $77 in
   2000 and $768 in 1999)                                          143         1,426           143         1,426
                                                           -----------   -----------   -----------   -----------
Earnings from discontinued operations                              143         1,426           143         1,426
                                                           -----------   -----------   -----------   -----------
Net earnings                                               $     2,667         4,508         4,850         7,594
                                                           ===========   ===========   ===========   ===========
Basic net earnings per share:
   Earnings from continuing operations                     $      0.14          0.17          0.26          0.34
   Earnings from discontinued operations                          0.01          0.08          0.01          0.08
                                                           -----------   -----------   -----------   -----------
Net earnings                                               $      0.15          0.25          0.27          0.42
                                                           ===========   ===========   ===========   ===========
Weighted average common shares                              18,311,844    18,211,120    18,294,159    18,201,197
                                                           ===========   ===========   ===========   ===========
Diluted net earnings per share:
   Earnings from continuing operations                     $      0.14          0.17          0.26          0.33
   Earnings from discontinued operations                          0.01          0.07          0.01          0.08
                                                           -----------   -----------   -----------   -----------
Net earnings                                               $      0.15          0.24          0.27          0.41
                                                           ===========   ===========   ===========   ===========
Weighted average common and potentially dilutive
  common shares                                             18,331,984    18,554,391    18,336,990    18,512,795
                                                           ===========   ===========   ===========   ===========


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                June 30,  December 31,
                                                                                  2000       1999
                                                                              ----------- ------------
                                                                              (Unaudited)   (Audited)
ASSETS
Current assets:
   Cash and cash equivalents                                                    $  6,240      1,385
   Receivables                                                                    78,035     62,752
   Inventories                                                                   116,379    107,562
   Prepaid expenses and other current assets                                       1,521      2,424
   Deferred income taxes                                                          12,393     12,809
                                                                                --------   --------
Total current assets                                                             214,568    186,932
                                                                                --------   --------

Property, plant and equipment                                                     10,558     10,637
Intangible assets                                                                 70,604     72,902
Deferred income taxes                                                             62,929     65,746
Other assets                                                                       4,333      4,423
                                                                                --------   --------
Total assets                                                                    $362,992    340,640
                                                                                ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

   Current portion of long-term debt                                            $  8,460      8,811
   Accounts payable                                                               42,065     35,063
   Accrued expenses                                                               29,100     29,493
                                                                                --------   --------
Total current liabilities                                                         79,625     73,367
                                                                                --------   --------

Long-term debt                                                                    81,500     69,200
Other liabilities                                                                 17,369     18,840
Commitments and contingencies                                                         --         --
                                                                                --------   --------

Shareholders' equity (common stock of $.01 par value per share; 20,313,846 shares and 20,272,596 shares issued at June 30, 2000 and at December 31,
   1999, respectively; 18,311,844 shares and 18,272,596 shares outstanding at
   June 30, 2000 and at December 31, 1999, respectively)                         184,498    179,233
                                                                                --------   --------
Total liabilities and shareholders' equity                                      $362,992    340,640
                                                                                ========   ========


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                   Six months ended June 30,
                                                   -------------------------
                                                       2000          1999
                                                   ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                      $  4,850         7,594
   Gain on disposal of discontinued operations           (143)       (1,426)
   Depreciation and amortization                        4,503         3,228
   Compensation expense on restricted stock awards        101           111
   Deferred income taxes                                3,141         3,263
   Changes in:
     Receivables                                      (15,283)       (7,028)
     Inventories                                       (8,710)      (11,530)
     Accounts payable                                   7,002         7,796
     Accrued expenses                                    (394)       (6,435)
     Other, net                                          (306)         (659)
                                                     --------      --------
                                                       (5,239)       (5,086)
                                                     --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                (1,969)       (1,748)
   Sales of property, plant and equipment                  10            61
                                                     --------      --------
                                                       (1,959)       (1,687)
                                                     --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in revolving credit facility             14,949        11,408
   Debt repaid                                         (3,000)       (6,004)
   Issuance of common stock                               330           536
   Debt issue costs paid                                 (210)           --
   Purchase of treasury stock                             (16)           --
                                                     --------      --------
                                                       12,053         5,940
                                                     --------      --------
Change in cash and cash equivalents                     4,855          (833)
Cash and cash equivalents, beginning of period          1,385         3,136
                                                     --------      --------
Cash and cash equivalents, end of period             $  6,240         2,303
                                                     ========      ========

CASH PAID FOR INTEREST AND INCOME TAXES:
   Interest                                          $  2,869         1,423
   Income taxes                                      $  1,186           933


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Aviall, Inc.'s Form 10-K for the year ended December 31, 1999.

NOTE 2 - SEGMENT INFORMATION

     The following tables present information by operating segment (in thousands):

                                                           Three months ended         Six months ended
                                                                 June 30,                  June 30,
                                                          ----------------------    ----------------------
                                                             2000         1999         2000        1999
                                                          ---------    ---------    ---------    ---------
Revenues (Unaudited)
Parts Distribution                                        $ 113,584       87,811      220,220      167,837
ILS                                                           7,166        7,507       14,493       14,889
                                                          ---------    ---------    ---------    ---------
Total revenue                                             $ 120,750       95,318      234,713      182,726
                                                          =========    =========    =========    =========

Profit (Unaudited)
Parts Distribution                                        $   5,359        3,186        9,617        6,528
ILS                                                           3,338        4,240        6,838        8,504
                                                          ---------    ---------    ---------    ---------
   Reportable segment profit                                  8,697        7,426       16,455       15,032
Corporate                                                    (1,895)      (1,318)      (3,743)      (3,048)
Interest expense                                             (2,206)        (796)      (4,307)      (1,516)
                                                          ---------    ---------    ---------    ---------
Earnings from continuing operations before income taxes   $   4,596        5,312        8,405       10,468
                                                          =========    =========    =========    =========

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

RESULTS OF OPERATIONS-THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999. Net sales for the Parts Distribution business were $113.6 million, up $25.8 million or 29%, from the $87.8 million recorded in the same 1999 quarter. The continued successful implementation of the Rolls-Royce product line drove this increase as most of the major business segments and geographic regions posted increases in Parts Distribution despite continuing indications of weakness in the domestic aviation marketplace owing to higher fuel prices and tighter managed capacity by many airlines. ILS revenues were down slightly versus the prior year due to increased competition. However, subscriber accesses were at an all-time high.

     Total Company gross profit of $28.5 million was $3.9 million higher than the $24.6 million in the 1999 second quarter. Gross profit as a percentage of sales of 23.6% reflected the lower margin anticipated with the full incorporation of the Rolls-Royce business into Parts Distribution.

     Selling and administrative expenses increased $3.2 million to $21.7 million in the second quarter of 1999 as expected, but decreased as a percentage of revenues from 19.4% to 18.0%. The increase in selling and administrative expenses was due primarily to planned development expenses for new Internet initiatives at both ILS and Parts Distribution, incremental operational expenses for the new Rolls-Royce product line, and additional depreciation relating to the new ERP system.

     Interest expense was higher than in the second quarter 1999 resulting from higher interest rates and the increased borrowings primarily due to Rolls-Royce working capital requirements.

     A gain in discontinued operations resulted from revised estimates for retained liabilities. In the second quarter of 2000 the gain was due to revised insurance estimates, while in the second quarter of 1999 the gain was primarily due to revised sales and use tax reserve estimates.

     The second quarter net earnings from continuing operations were $2.5 million, or $0.14 per share (diluted) compared to a reported $3.1 million, or $0.17 per share (diluted) last year in the second quarter.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999. Net sales for the first half of 2000 were $234.7 million, an increase of $52.0 million or 28.5%, from the $182.7 million recorded in the same half of 1999. The implementation of the Rolls-Royce product line drove this increase as most major business segments and geographic regions posted increases owing to higher fuel prices and tighter managed capacity by many airlines. ILS revenues were down slightly versus the prior year due to increased competition. However, subscriber accesses were at an all-time high.

     Gross profit of $56.0 million was $7.3 million higher than the $48.7 million in the first half of 1999. Gross profit as a percentage of sales decreased as expected to 23.9% from 26.7% due, principally, to the addition of the Rolls-Royce business.

     Selling and administrative expenses increased $6.6 million to $43.3 million in the first half of 2000. The increase was due primarily to planned development expenses for new Internet initiatives at both ILS and Parts Distribution, incremental operational expenses for the new Rolls-Royce product line, and additional depreciation relating to the new ERP system.

     Interest expense was higher than in the first half of 2000 reflecting higher interest rates and increased borrowings primarily due to Rolls-Royce working capital requirements.

     First half of 2000 net earnings from continuing operations were $4.7 million, or $0.26 per share (diluted), compared to a reported $6.2 million, or $0.33 per share (diluted), last year in the first half.

FINANCIAL CONDITION. Cash flows from operations were a negative $5.2 million in the first six months of 2000 and a negative $5.1 million in the comparable 1999 period. The negative operating cash flow in 2000 resulted from increased working capital investment for the Rolls-Royce product line offsetting favorable earnings.

     The Company's cash income tax expense continues to be substantially lower than the U.S. federal statutory rate due to the utilization of the large U.S. federal net operating loss ("NOL"). The Company's cash tax expense is primarily related to foreign taxes on foreign operations and U.S. federal alternative minimum tax. For U.S. federal tax purposes as of December 31, 1999, the Company had an estimated NOL carryforward of approximately $167 million, substantially expiring in 2009-2011. Based on current and expected future earnings levels, the NOLs may not be fully utilized for several years. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the U.S. federal NOL carryforward that can be utilized. The amount of the annual limitation can vary significantly based on certain factors existing at the date of the change.

     The Company believes that its expected cash flow from operations and borrowings under its revolving line of credit are sufficient to meet its current working capital and operating needs. The Company increased its revolving line of credit in late 1999 to fund the up-front fees and working capital needs due to the new contract with Rolls-Royce.

OUTLOOK. Aviall primarily participates in the global aviation aftermarket through its core aviation Parts Distribution and ILS businesses. The Company is affected by the general economic cycle, particularly as it influences flight activity in commercial, business and general aviation.

     Commercial airlines in North America and Europe continue to effectively manage their capacity by retiring older aircraft as new aircraft are delivered, thereby limiting growth in demand for replacement parts. In response, Management is actively seeking new sources of supply for airline products and increased participation in spare parts replacements on new aircraft to expand Aviall's growth in this segment.

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

     Information and communication technology is evolving rapidly and developments on the Internet could affect proprietary database companies, such as ILS, as well as traditional distribution businesses, such as Parts Distribution. There are a number of new entrants, including manufacturers, distributors and independent companies, in the e-commerce marketplace arena that are competing for parts reselling services with ILS and new parts distribution support services with Parts Distribution. The Company, recognizing its customers' success drivers, has embarked upon new innovative, technological development initiatives including major enhancements to its websites, aviall.com and ILSmart.com, sales system upgrades, operating infrastructure improvements, and implementation of customized services for both suppliers and end-customers. Management believes that the active deployment by the Company of these new innovative technologies will enable the Company to maintain its technological leadership and minimize the risk of obsolescence.

     The Company's existing Dallas warehouse lease was to have expired in the fourth quarter of 2000. Short-term lease extensions were signed or being negotiated with the anticipation of being signed near term while the Company evaluates options associated with the location of the Dallas warehouse. If management decides to relocate this facility, the Company will incur a one-time cost of approximately $2.5 million and could experience a short-term disruption in Parts Distribution sales in connection with the relocation. Due primarily to site availability, a relocation would not be expected to occur until mid-2001.

     In the second half of 2000, the Company expects to spend approximately $3.5 million in Parts Distribution to enhance aviall.com to a full service web-based order management system for both customers and suppliers, and implement a new customer relationship module ("CRM") into Parts Distribution's standard order management system. Aviall intends to expand aviall.com services and functionality, including transforming the e-catalog into a highly searchable database and utilizing supplier technical information and customer data to develop additional value-added OEM-to-customer supply chain features. The CRM system enhancement is aimed at creatively making the customer interface easier to use and more service oriented.

     In addition, as mentioned previously, the Parts Distribution business has enhanced its sales coverage model through improved organization, training and recruitment of the Company's sales professionals. The Company believes the introduction of the new system will raise productivity and increase the flow of information regarding product performance, sales activities and customer feedback. The Company expects to incur additional SG&A expenses of up to $1 million in the second half of 2000 related to start-up costs for the new CRM and aviall.com initiatives.

     ILS has advanced rapidly its development initiatives to position ILSmart.com as a full transaction management resource for its customers. These initiatives include an advanced "Purchase On-line" customer catalog product, an expanded on-line Surplus Sales Auction site and web-hosting. During the second half of 2000, ILS expects to incur an additional $2 million in expenses and $4 million in capital expenditures to bring its Contact to Contract(tm) strategy to fruition.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has market risk exposure arising from changes in interest rates and foreign exchange rates. The Company from time to time has used financial instruments to offset such risks. Financial instruments are not used for trading or speculative purposes. The Company has experienced no significant changes in market risk during the first half of 2000. The Company's market risk is described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on June 28, 2000, at which meeting the stockholders took action with respect to three proposals, (i) the election of Paul E. Fulchino to serve as a director of the Company for a term expiring at the Company's 2003 Annual Meeting of Stockholders, (ii) the approval of an amendment to the Aviall, Inc. 1998 Stock Incentive Plan and (iii) the ratification of the appointment of PricewaterhouseCoopers LLP to serve as independent auditors for the Company and its subsidiaries for the fiscal year ending December 31, 2000.

     The number of votes cast for, against or withheld, as well as the number of abstentions as to each proposal is set forth below. There were no broker non-votes with respect to any of the proposals.

                              Election of Director

                            For            Against          Abstain
                        ----------        ---------         -------
Paul E. Fulchino        16,046,684          837,367             0

       Approval of Amendment to the Aviall, Inc. 1998 Stock Incentive Plan

                            For            Against          Abstain
                        ----------        ---------         -------
                        11,764,892        5,076,086          43,073

                Ratification of Selection of Independent Auditors

                            For            Against          Abstain
                        ----------        ---------         -------
                        16,168,794         695,969           19,288


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

                                              AVIALL, INC.

August 9, 2000                                By   /s/ Jacqueline K. Collier
                                                   -----------------------------
                                                   Jacqueline K. Collier
                                                   Vice President and Controller
                                                   Principal Accounting Officer

August 9, 2000                                     /s/ Cornelius Van Den Handel
                                                   ----------------------------
                                                   Cornelius Van Den Handel
                                                   Vice President and Treasurer
                                                   Principal Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number           Description
-------          -----------
  27.1           Financial Data Schedule