Form 10-Q
period 2000-09-30
AVIALL INC
filed 2000-11-14
CIK 701650

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(MARK ONE)
      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD ENDED FROM _______ TO _______

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

     The number of shares of Common Stock, par value $.01 per share, outstanding at November 6, 2000 was 18,332,662.


================================================================================

                         PART I - FINANCIAL INFORMATION



ITEM 1:  FINANCIAL STATEMENTS

                                  AVIALL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                                    ---------------------------   ---------------------------
                                                                        2000           1999           2000           1999
                                                                    ------------   ------------   ------------   ------------
Net sales                                                           $    123,581         92,811        358,294        275,537
Cost of sales                                                             95,611         68,528        274,338        202,603
                                                                    ------------   ------------   ------------   ------------
Gross profit                                                              27,970         24,283         83,956         72,934
Operating and other expenses:
   Selling and administrative expenses                                    21,553         18,907         64,827         55,574
   Nonrecurring item                                                          --          1,772             --          1,772
   Interest expense                                                        2,096            889          6,403          2,405
                                                                    ------------   ------------   ------------   ------------
Earnings from continuing operations before income taxes                    4,321          2,715         12,726         13,183
Provision for income taxes                                                 1,596          1,171          5,294          5,471
                                                                    ------------   ------------   ------------   ------------
Earnings from continuing operations                                        2,725          1,544          7,432          7,712
Discontinued operations:
   Gain on disposal (net of income tax expense of $77
   in 2000 and $661 and $1,429 in 1999)                                       --          1,228            143          2,654
                                                                    ------------   ------------   ------------   ------------
Earnings from discontinued operations                                         --          1,228            143          2,654
                                                                    ------------   ------------   ------------   ------------
Net earnings                                                        $      2,725          2,772          7,575         10,366
                                                                    ============   ============   ============   ============

Basic net earnings per share:
   Earnings from continuing operations                              $       0.15           0.08           0.41           0.42
   Earnings from discontinued operations                                      --           0.07           0.01           0.15
                                                                    ------------   ------------   ------------   ------------
Net earnings                                                        $       0.15           0.15           0.42           0.57
                                                                    ============   ============   ============   ============
Weighted average common shares                                        18,332,209     18,241,764     18,306,935     18,215,104
                                                                    ============   ============   ============   ============
Diluted net earnings per share:
   Earnings from continuing operations                              $       0.15           0.08           0.41           0.42
   Earnings from discontinued operations                                      --           0.07           0.01           0.14
                                                                    ------------   ------------   ------------   ------------
Net earnings                                                        $       0.15           0.15           0.42           0.56
                                                                    ============   ============   ============   ============
Weighted average common and potentially dilutive
   common shares                                                      18,337,171     18,590,107     18,337,143     18,538,951
                                                                    ============   ============   ============   ============


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                                    2000            1999
                                                                                -------------   ------------
                                                                                 (UNAUDITED)      (AUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                    $       4,007          1,385
   Receivables                                                                         78,697         62,752
   Inventories                                                                        119,329        107,562
   Prepaid expenses and other current assets                                            1,999          2,424
   Deferred income taxes                                                               12,393         12,809
                                                                                -------------   ------------
Total current assets                                                                  216,425        186,932
                                                                                -------------   ------------

Property, plant and equipment                                                          12,466         10,637
Intangible assets                                                                      69,444         72,902
Deferred income taxes                                                                  61,734         65,746
Other assets                                                                            4,285          4,423
                                                                                -------------   ------------
Total assets                                                                    $     364,354        340,640
                                                                                =============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                            $       8,354          8,811
   Accounts payable                                                                    44,735         35,063
   Accrued expenses                                                                    29,225         29,493
                                                                                -------------   ------------
Total current liabilities                                                              82,314         73,367
                                                                                -------------   ------------

Long-term debt                                                                         77,650         69,200
Other liabilities                                                                      17,011         18,840
Commitments and contingencies                                                              --             --
                                                                                -------------   ------------
Shareholders' equity (common stock of $.01 par value per share; 20,334,664 shares and 20,272,596 shares issued at September 30, 2000 and at December 31,
1999, respectively; 18,332,662 shares and 18,272,596 shares outstanding
at September 30, 2000 and at December 31, 1999, respectively)                         187,379        179,233
                                                                                -------------   ------------
Total liabilities and shareholders' equity                                      $     364,354        340,640
                                                                                =============   ============



See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                          ------------------------
                                                             2000          1999
                                                          ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                           $    7,575        10,366
   Gain on disposal of discontinued operations                  (143)       (2,654)
   Nonrecurring item                                              --         1,772
   Depreciation and amortization                               6,832         4,971
   Compensation expense on restricted stock awards               152            97
   Deferred income taxes                                       4,321         2,638
   Changes in:
     Receivables                                             (15,945)       (7,113)
     Inventories                                             (11,598)       (9,854)
     Accounts payable                                          9,672           284
     Accrued expenses                                           (269)       (3,178)
     Other, net                                               (1,229)       (2,230)
                                                          ----------    ----------
                                                                (632)       (4,901)
                                                          ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                       (4,931)       (3,379)
   Sales of property, plant and equipment                         11           121
                                                          ----------    ----------
                                                              (4,920)       (3,258)
                                                          ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in revolving credit facility                    12,493        17,255
   Debt repaid                                                (4,500)       (9,004)
   Issuance of common stock                                      435           686
   Debt issue costs paid                                        (238)           --
   Purchase of treasury stock                                    (16)           --
                                                          ----------    ----------
                                                               8,174         8,937
                                                          ----------    ----------
Change in cash and cash equivalents                            2,622           778
Cash and cash equivalents, beginning of period                 1,385         3,136
                                                          ----------    ----------
Cash and cash equivalents, end of period                  $    4,007         3,914
                                                          ==========    ==========

CASH PAID FOR INTEREST AND INCOME TAXES:
   Interest                                               $    5,692         2,260
   Income taxes                                           $    1,844         1,259


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Aviall, Inc.'s Form 10-K for the year ended December 31, 1999.

NOTE 2 - SEGMENT INFORMATION

     The following tables present information by operating segment (in thousands):

                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                               ------------------------    ------------------------
REVENUES (UNAUDITED)                                              2000          1999          2000          1999
                                                               ----------    ----------    ----------    ----------
Parts Distribution                                             $  116,725        85,295       336,945       253,132
ILS                                                                 6,856         7,516        21,349        22,405
                                                               ----------    ----------    ----------    ----------
Total revenue                                                  $  123,581        92,811       358,294       275,537
                                                               ==========    ==========    ==========    ==========

PROFIT (UNAUDITED)
                                                               ----------    ----------    ----------    ----------
Parts Distribution                                             $    4,843         2,619        14,460         9,147
ILS                                                                 3,092         4,222         9,930        12,726
                                                               ----------    ----------    ----------    ----------
   Reportable segment profit                                        7,935         6,841        24,390        21,873
Corporate                                                          (1,518)       (1,465)       (5,261)       (4,513)
Interest expense                                                   (2,096)         (889)       (6,403)       (2,405)
Nonrecurring item                                                      --        (1,772)           --        (1,772)
                                                               ----------    ----------    ----------    ----------
Earnings from continuing operations before income taxes        $    4,321         2,715        12,726        13,183
                                                               ==========    ==========    ==========     =========

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

     The Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Revenues and Costs" ("EITF 00-10") that all amounts billed to a customer related to shipping and handling represent revenues earned for the goods provided and should be classified as revenue. Additionally, the classification of shipping and handling costs is an accounting policy decision that should be disclosed.

     EITF 00-10 is required to be applied by no later than the fourth quarter of fiscal years beginning after December 15, 1999. Accordingly, the Company will reclassify comparative financial statements for all prior periods presented to reflect the classification proscribed by EITF 00-10. The Company does not expect the application of this consensus to have a significant net impact on the consolidated financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW. The following discussion and analysis should be read in conjunction with the information set forth under Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 11 through 17 of Aviall, Inc.'s ("Aviall" or the "Company") Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS-THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999. Net sales for the Parts Distribution business were $116.7 million, up $31.4 million or 37%, from the $85.3 million recorded in the same 1999 quarter. The continued successful implementation of the Rolls-Royce product line drove most of this increase as all of the major business segments and geographic regions posted increases. ILS revenues were down 9% versus the prior year due to increased customer acceptance of ILS's discount for full-year payment-in-advance pricing initiatives and pricing actions by competitors.

     Total Company gross profit of $28.0 million was $3.7 million higher than the $24.3 million in the 1999 third quarter. Gross profit as a percentage of sales of 22.6% reflected the lower margin anticipated with the full incorporation of the Rolls-Royce business into Parts Distribution.

     Selling and administrative expenses were 14%, or $2.6 million, higher compared to the third quarter of 1999 but decreased as a percentage of revenues from 20.4% to 17.4%. The increase in selling and administrative expenses was due primarily to planned developmental expenses for new Internet initiatives, incremental operational expenses for the new Rolls-Royce product line, and currency translation losses.

     Interest expense was higher than in the third quarter 1999 resulting from higher rates and Rolls-Royce working capital requirements.

     In the third quarter of 1999, a discontinued operations gain of $1.2 million was recorded due to changes in estimates for certain retained liabilities.

     The third quarter earnings from continuing operations were $2.7 million, or $0.15 per share (diluted), compared to a reported $1.5 million, or $0.08 per share (diluted), last year in the third quarter.

RESULTS OF OPERATIONS-NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999. Net sales for the first nine months of 2000 were $358.3 million, an increase of $82.8 million or 30%, from the $275.5 million recorded in the same period of 1999. The implementation of the Rolls-Royce product line was the single largest contributor to this increase as all of the major business segments and geographic regions posted increases. ILS revenues were down versus the prior year due to increased customer acceptance of ILS's discount for full-year payment-in-advance pricing initiatives and pricing actions by competitors.

     Gross profit of $84.0 million was $11.0 million higher than the $72.9 million in the first three quarters of 1999. Gross profit as a percentage of sales decreased as expected to 23.4% from 26.5% due to the addition of the Rolls-Royce business.

     Selling and administrative expenses increased $9.3 million to $64.8 million in the first nine months of 2000. The increase was due primarily to planned developmental expenses for new Internet initiatives, incremental operational expenses for the new Rolls-Royce product line, and additional depreciation relating to the new ERP system.

     Interest expense was higher in the first three quarters of 2000 reflecting the higher rates and increased Rolls-Royce working capital requirements.

     Earnings from continuing operations for the first nine months of 2000 were $7.4 million, or $0.41 per share (diluted), compared to a reported $7.7 million, or $0.42 per share (diluted), last year in the first three quarters.

FINANCIAL CONDITION. Cash flows from operations were a negative $0.6 million in the first nine months of 2000 and a negative $4.9 million in the comparable 1999 period. The negative operating cash flow for the year 2000 resulted primarily from increased working capital investments for the Rolls-Royce product line.

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

     The Company is working to increase its borrowing capacity to fund the recently announced agreement to purchase Superior Air Parts, Inc. (See "Outlook").

OUTLOOK. Aviall primarily participates in the global aviation aftermarket through its core aviation Parts Distribution and ILS businesses. The Company is affected by the general economic cycle and fuel prices, particularly as they influence flight activity in commercial, business and general aviation. The Company's ability to manage its inventory is affected by the relative efficiency of its suppliers and the inventory investments required to secure new suppliers. Also, changes in the Company's portfolio of products and suppliers can result in periodic noncash charges to write down inventory of discontinued products.

     Commercial airlines in North America and Europe continue to effectively manage their capacity by retiring older aircraft as new aircraft are delivered, thereby limiting growth in demand for replacement parts. Management is actively seeking new sources of supply for airline products to expand Aviall's growth in this segment.

     While the U.S. economy continues to be strong, aviation operators have responded to significantly higher fuel prices and the resulting higher operating costs by slowing their inventory purchases of new parts. The impact from these changes was felt first in the airline market, although general aviation operators have also reacted by reducing flying activity and inventory levels. Management still believes that Aviall's competitive strengths in service and availability position the Company to benefit from the resumption in purchasing activity that is expected to occur as key customers achieve inventory reduction targets.

     Information and communication technology is evolving rapidly and developments on the Internet could affect proprietary database companies, such as ILS, as well as traditional distribution businesses, such as Parts Distribution. Management believes that the active deployment by the Company of new innovative technologies in their websites, AVIALL.COM and ILSMART.COM, will enable the Company to maintain its technological leadership and minimize the risk of obsolescence. ILS expects to further partner with various companies in further developing the ILS e-commerce capabilities. The Company recognizes that there are a number of entrants in the e-commerce marketplace arena that compete with ILS, including manufacturers, distributors and independent companies.

     The Company has extended one of its existing Dallas warehouse leases for one year and the second lease for a period of three years. The Company is continuing to evaluate whether to relocate its Dallas warehouse in 2001. If management decides to relocate this facility, the Company will incur a one-time cost of approximately $2.0 million and could experience a short-term disruption in Parts Distribution sales in connection with the relocation.

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

     In addition, the Parts Distribution business has enhanced its sales coverage model through improved organization, training and recruitment of the Company's sales professionals. The Company believes the introduction of the new processes and system will raise productivity and increase the flow of information regarding product performance, sales activities and customer feedback. The Company expects to incur up to $1.5 million in expenses in 2000 related to enhancements to the sales coverage model and start-up expenses for the new CRM software.

     ILS has advanced rapidly with its development initiatives to offer ILSMART.COM as a full transaction management resource for its customers. The plans include an advanced "Purchase On-line" customer catalog product, an expanded on-line Surplus Sales Auction site, and web-hosting for ILS customers. During 2000, ILS expects to incur an additional $3 million in expenses and $6 million in capital expenditures to complete the first phase of its Contact to Contract(tm) strategy.

     In October 2000, the Company announced that it had entered into an agreement to acquire Superior Air Parts, Inc. ("Superior") for $43 million in cash, subject to financing and other customary conditions. The Company has received early termination of the waiting period under the Hart-Scott-Rodino process. In order to fund the purchase price for Superior, Aviall is working to expand its existing credit facility and obtain subordinated debt to increase its borrowing capacity from approximately $130 million to $160 million. The Company believes it may take until the middle of the first quarter of 2001 to obtain the required financing. The current owners of Superior have the right to terminate the transaction at any time after November 15, 2000 if approval for the increased borrowing capacity has not been obtained. The Company expects interest expense to increase under the expanded facility due to increased interest rate spreads and the additional borrowings. Superior's 2000 sales are estimated to be approximately $50 million and are estimated to generate an EBITDA of approximately $7 million before any potential savings have been implemented.

CERTAIN FORWARD-LOOKING STATEMENTS. This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations of the Company as well as its customers and suppliers, including as a result of competitive factors and pricing pressures, shifts in market demand, the new Rolls-Royce distribution agreement, success in renegotiating its credit facility, integrating Superior into the Company's operations, general economic conditions and other factors including among others, those that effect flight activity in commercial, business and general aviation, the business activities of the Company's customers and suppliers and developments in information and communication technology. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has market risk exposure arising from changes in interest rates and foreign exchange rates. The Company from time to time has used financial instruments to offset such risks. Financial instruments are not used for trading or speculative purposes. The Company has experienced no significant changes in market risk during the first nine months of 2000. The Company's market risk is described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.



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

                                        AVIALL, INC.

November 8, 2000                        By   /s/ Jacqueline K. Collier
                                             -----------------------------------
                                             Jacqueline K. Collier
                                             Vice President and Controller
                                             Principal Accounting Officer


November 8, 2000                             /s/ Cornelius Van Den Handel
                                             -----------------------------------
                                             Cornelius Van Den Handel
                                             Vice President and Treasurer
                                             Principal Financial Officer

                                INDEX TO EXHIBITS


 EXHIBIT
 NUMBER                               DESCRIPTION
---------     ------------------------------------------------------------------
  27.1        Financial Data Schedule