Form 10-K405
period 2000-12-31
AVIALL INC
filed 2001-04-02
CIK 701650

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

  (MARK ONE)

      [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                 (972) 406-2000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

       TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------             -----------------------------------------

Common Stock, par value, $.01 per share         New York Stock Exchange

   Preferred Share Purchase Rights              New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 22, 2001 was approximately $116.5 million.

     The number of shares of Common Stock outstanding at March 22, 2001 was 18,483,726.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated herein by reference in Part III.

================================================================================

                                  AVIALL, INC.

                                    CONTENTS

                                                                                       PAGE
                                     PART I

ITEM 1:       BUSINESS...................................................................3
                  INTRODUCTION...........................................................3
                  AVIALL SERVICES........................................................3
                  INVENTORY LOCATOR SERVICE..............................................4
                  AVIALL SERVICES SALES AND MARKETING....................................5
                  ILS SALES AND MARKETING................................................6
                  COMPETITION............................................................7
                  CUSTOMERS..............................................................7
                  SUPPLIERS..............................................................8
                  EMPLOYEES..............................................................8
                  REGULATION.............................................................8
                  DISCONTINUED OPERATIONS................................................8
                  EXECUTIVE OFFICERS OF AVIALL...........................................8
ITEM 2:       PROPERTIES.................................................................9
ITEM 3:       LEGAL PROCEEDINGS.........................................................10
ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................10

                                     PART II

ITEM 5:       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS...............................................................10
ITEM 6:       SELECTED FINANCIAL DATA...................................................11
ITEM 7:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS.................................................12
ITEM 7A:      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................19
ITEM 8:       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................19
ITEM 9:       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE..................................................19

                                    PART III

ITEM 10:      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................19
ITEM 11:      EXECUTIVE COMPENSATION....................................................20
ITEM 12:      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............20
ITEM 13:      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................20

                                     PART IV

ITEM 14:      EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
                  FORM 8-K..............................................................20
SIGNATURES    ..........................................................................23

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................F-1

                                     PART I

ITEM 1:  BUSINESS

INTRODUCTION. Aviall, Inc. ("Aviall" or the "Company") is the largest independent global provider of new aviation parts and related aftermarket services through its subsidiary, Aviall Services, Inc. ("Aviall Services"). Aviall also provides a global electronic marketplace servicing the aviation, marine and defense industries, enabling subscribers to buy and sell parts and services through its subsidiary, Inventory Locator Service, Inc. ("ILS"). As used in this report, "Aviall" or the "Company" refers to Aviall and all of its direct and indirect subsidiaries. Aviall Services and ILS are separate segments for financial reporting purposes.

AVIALL SERVICES. Aviall Services is the largest independent global provider of new aviation parts and related aftermarket services, serving both the commercial and general aviation markets providing a link between parts manufacturers, sellers and buyers throughout the world. Aviall Services' scope includes quote, order, inventory and sales management, inventory forecasting, logistics support and management, supplier sales intelligence, customer and supplier information exchange and analysis, supplier partnerships for all aftermarket activity and other value-added services to both buyers and sellers of new aviation aftermarket parts and related services.

     Aviall Services purchases these new parts from suppliers for its own account and resells these parts to its customers, which include commercial airlines, freight carriers, maintenance and overhaul shops, fixed-base operators, aircraft original equipment manufacturers ("OEMs"), corporate aircraft operators, brokers, governmental agencies and other distributors. Product lines distributed by Aviall Services include a variety of turbine engine parts, fuel controls, airframe spares (e.g., oxygen systems, filters, control cables, batteries, actuators and motors), undercarriage items (e.g., wheels, brakes and tires), piston engines and parts, and other supplies. Aviall Services has developed strong relationships and partnerships with suppliers who seek in-depth sales and marketing coverage, advanced inventory management, order processing, forecasting and direct electronic communications with end users of their products.

     Aviall Services is an authorized distributor for manufacturers such as Rolls-Royce (Model 250 turbine engine parts), Honeywell (fuel controls), BFGoodrich (ice protection systems, wheel and brake parts, lighting systems, sensors and emergency equipment), Scott Aviation (oxygen systems), Telair International (motors, actuators and cargo handling systems), Lord Corporation (engine vibration isolators), Federal Mogul Aviation (ignition systems), Textron Lycoming (piston engines, parts and components) and Rajay Turbo Chargers (turbo chargers). In January 2000, Aviall Services began distributing the Rolls-Royce Model 250 ("RR250") turbine engine line under a ten-year exclusive agreement. In December 2000, Aviall Services was awarded the ten-year aftermarket distribution rights for Honeywell hydromechanical controls used on RR250 engines and Honeywell LT101 engines. On March 26, 2001, Aviall Services signed an additional ten-year worldwide parts aftermarket logistics agreement with Honeywell for Honeywell Engine Systems and Accessories and Honeywell Environmental Control Systems used on various common commercial and regional aircraft. Aviall Services also maintains a network of battery, wheel and brake repair, and hose assembly shops offering a wide range of product repair services. Approximately 65,500 unique part numbers are sold to approximately 16,500 customers. This diversity of product offerings distinguishes Aviall Services from most other aviation parts distributors that carry a narrower range of products.

     Aviall Services links aircraft and engine parts suppliers and customers through 40 customer service centers located throughout the world, including North America, Europe and the Asia-Pacific region. Industry-knowledgeable field sales representatives located in each of these regions call upon current and potential customers on a regular basis to solicit orders and provide technical input such as product and operational information. Each service center is staffed to receive and process telephone, facsimile, electronic and mail orders. Aviall Services also maintains a central sales support center in Dallas ("AviallOne"), which provides the ability to proactively engage in special marketing and related telemarketing programs and to capture overflow calls from the service centers. Approximately 71% of the parts sold by Aviall Services are from its Dallas, Texas warehouse complex, with the remaining parts distributed from its customer service centers worldwide.

     Aviall Services' integrated data system accesses information on parts availability, pricing and order status, and performs order entry on a real-time basis from anywhere in the world through its enterprise resource planning ("ERP") system implemented in 1999. This system facilitates immediate shipment from Dallas, Texas to customers throughout North America and overnight fulfillment of European customer orders. In addition, a fully functional order management system directly linked to the Company's ERP system is available on the Internet to customers at the Company's website, aviall.com. This award-winning site debuted its next-generation system in February 2001. The enhanced, BroadVision-powered, aviall.com website was built expressly with customer- and supplier-friendly functionality and productivity savings as its primary goals. This system enables customers to conduct part searches using the new on-line catalog, determine parts availability, place orders, request quotes, and check order and quote status, and provides enhanced reporting capabilities for Aviall Services' suppliers and customers. Additionally, in December 2000, Aviall Services implemented the first phase of its new Siebel-developed customer relationship management ("CRM") system. The CRM system is expected to raise productivity through improved sales force time and territory management and increase the flow of information regarding product performance, sales activities and customer feedback. With other networks used by customers and suppliers, Aviall Services also offers advanced electronic data interchange ("EDI") communications, which provides direct customer access to its central inventory management and retrieval system. To support its new software technologies, Aviall Services expanded its hardware infrastructure during 2000 using EMC's state-of-the-art e-infostructure along with Sun, Cisco and Oracle technologies. The Company believes its order fulfillment, customer relationship management and electronic commerce ("e-commerce") technologies are key factors accentuating Aviall Services' high standards for customer service and providing a competitive advantage. Management believes its hardware and software technologies are scalable and will enable Aviall Services to increase revenues with lower corresponding expense growth.

INVENTORY LOCATOR SERVICE. ILS brings buyers and sellers together into a global electronic marketplace serving the aviation, marine and defense industries. Suppliers of parts, equipment and services from around the world list their inventories and capabilities on the ILS system for access by buyers such as airlines, ship management companies and defense logistics agencies. ILS provides the largest independent database of inventory information in the commercial aviation and marine industries, covering essentially every aircraft and engine type in commercial service. Aviall management believes that ILS is generally the first independent database to be accessed by buyers seeking parts availability and sellers desiring to list their parts for sale. ILS links these buyers and sellers through both Internet-based systems and dial-up, on-line services. With access available through either ILS's website, ILSmart.com, or its private data network, buyers can quickly locate the suppliers that have the parts or repair capabilities they need. In addition, ILS provides the information for buyers to send Request for Quotes ("RFQ") directly to the sellers by using ILS's fax and e-mail service, ILS Direct. As an independent provider of information, ILS does not maintain inventory. ILS charges a subscription fee to access or list data, which represents a majority of its revenue. Other services which are charged for separately include government reference information, advertising, messaging and quoting.

     In 2000, ILS announced plans for its next-generation business-to-business ("b2b") electronic marketplace--Contact to Contract(TM). The goal of this program is to enable ILS's subscribers to conduct a typical parts procurement transaction on-line. Management believes new services planned for Contact to Contract(TM) will significantly broaden the range of e-commerce options available to ILS's customers including enhanced market research, an electronic product catalog, an expanded around-the-clock electronic auction site, more comprehensive quotation management, improved buyer-to-seller communications, purchase fulfillment mechanisms and document management services. In 2000, ILS introduced its first phase of Contact to Contract(TM), which encompasses several powerful new tools on ILSmart.com. The ILS e-Supplier Directory enables buyers to locate suppliers by the types of equipment they sell or service and provides additional company information that aids in the purchasing decision, including access to credit reporting information from Dun & Bradstreet Corporation. Suppliers can provide links directly to their own websites for greater exposure. The ILS Auction, one of the first exclusive b2b auction sites on the Internet, provides an effective method for sellers to liquidate excess and surplus items while helping buyers search for bargains in dozens of categories of equipment. ILS BidQuest enables buyers to post their requirements for bids by suppliers and encourages competitive bidding for buyers while enabling suppliers to reach buyers with open orders. The purchase on-line program speeds transactions by allowing buyers and sellers to quickly view all information necessary to complete a sale on-line, such as pricing, delivery and prior ordering data as well as drawings and other documentation. Management believes ILS's Contact to Contract(TM) electronic marketplace and its position as the industry innovator will be key factors in producing savings for both buyers and sellers, resulting in greater revenue opportunities for ILS.

     In addition to parts and services availability information, ILS maintains approximately 110 million records of government data. Provided on a supplemental basis, this information may be used in locating alternate parts and suppliers, identifying unknown items, finding new applications for parts and establishing the value of parts.

     The ILS system provides information on approximately 43 million line items of parts and equipment, representing more than five billion parts. ILS users access the system an average of 27,000 times and perform 19,000 RFQs each business day. ILS has a success rate of almost 80% on part searches. ILS believes its large customer base, depth and breadth of aftermarket product offerings, electronic marketplace innovation, e-commerce developments, and its position as an independent, unbiased provider of information are key competitive differentiating factors.

AVIALL SERVICES SALES AND MARKETING. Aviall Services emphasizes leading-edge e-commerce capabilities, breadth of product offering, competitive pricing, attention to customer service and value-added functions through advanced systems and inventory management/logistics applications.

     Aviall Services serves the different requirements of the commercial airline, regional airline, and corporate and general aviation market sectors. It conducts direct sales and marketing efforts through a team of district sales managers, field sales representatives and third-party sales representatives who meet regularly with Aviall Services' major customers. Their function is not only to sell and provide technical support for existing products, but also to work with Aviall Services' customers and suppliers to identify new market opportunities.

     Aviall Services opened AviallOne in April 1999 as the first phase of its sales process enhancement initiative. In addition to enhanced sales assistance, AviallOne provides capacity to capture overflow call volume from the domestic customer service centers and has enabled Aviall Services to extend its normal operating hours and initiate Saturday sales coverage. Beginning with a new sales force structure implemented in January 2000 and aimed at improving sales coverage of major customers, the Company has continued to enhance its Aviall Services sales model and processes through improved organization and recruitment and training of sales professionals. Aviall Services has increased training programs for its existing sales workforce, stepped-up recruiting at leading universities and is imposing a clearly defined, results-oriented sales force performance philosophy at all levels. In December 2000, technology to support these initiatives was introduced when the first phase of its new Siebel-developed CRM system was implemented. The CRM system is expected to raise productivity through improved time and territory management and increase the flow of information regarding product performance, sales activities and customer feedback.

     During 2000, Aviall Services continued the development and enhancement of its website, aviall.com, into a full-service, web-based order management system. The next-generation aviall.com was released to the Company's entire customer base in February 2001. The BroadVision-powered website was built expressly with customer- and supplier-friendly functionality and productivity savings as its primary goals. Enhancements include improved order-entry features, an extensive on-line catalog, a complete and user-friendly search engine, advanced portal functionality, improved quote, order and parts tracking capabilities, and the ability to customize features for selected customers and suppliers. The site also features several unique operational capabilities. A multiline ordering capability ("MO") allows customers to easily download their own spreadsheets or parts lists directly into aviall.com for immediate pricing. MO simplifies the large order-entry process by replacing hours of manual typing and faxing with a quick "copy and paste." A special RFQ function enables customers to ask for pricing on hard-to-find items. As a key advantage, a customer is able to send an e-mail directly to the part supplier without abandoning the order.

     Aviall Services locates critical parts inventories in its domestic and international customer service centers to meet customer requirements. Aviall Services' sales staff works closely with the customer service center managers and the inventory provisioning group to ensure that inventory availability and customer service levels are maintained. Frequent meetings are conducted with suppliers to provide new product introductions as well as marketing and sales training. From time to time, Aviall Services also directly polls its customers to ascertain first hand an understanding of its performance as compared to expectations and to identify opportunities for improvement.

     Aviall Services also sponsors parts and maintenance symposiums with participation by both manufacturers and customers. These symposiums feature new products and experienced representatives from Aviall Services' suppliers who provide technical training. In addition, management believes that Aviall Services' parts catalog, which is published every three years, is the recognized industry standard for parts and applications in the corporate and general aviation sectors. In February 2001, Aviall Services introduced an electronic catalog on the aviall.com website with advanced parametric search capabilities. The new electronic catalog is linked directly to the aviall.com order-entry system, further simplifying the order-entry process for customers. Aviall Services also uses institutional advertising, co-op advertising programs with suppliers and direct mail programs, as well as sending representatives to a number of industry trade shows around the world, to ensure that its name, products and services are visible in the market.

ILS SALES AND MARKETING. ILS's electronic marketplace services are marketed through dual access platforms, traditional dial-up and web-based, to both buyers and suppliers in the aviation, marine and defense industries. Suppliers use ILS's services to open new markets and find additional customers for their products and services. Buyers use ILS to locate the parts and services they require, receive competitive pricing and find additional sources of supply. Enhancements to ILS's services are driven by customer needs and their hardware/software capabilities. ILS routinely uses focus groups, questionnaires, industry meetings and surveys to obtain customer feedback on current and prospective services.

     ILS is represented by area sales managers and independent representatives strategically located throughout the world. ILS, with headquarters in Memphis, Tennessee, also maintains regional offices in Atlanta, Georgia; Seattle, Washington; and Hong Kong, as well as independent representatives in London and Newcastle, England; Athens, Greece; Melbourne, Australia; Pusan, Korea; and Toronto, Canada. In addition, area representatives are located in the major customer concentration areas to provide customers with training and technical support.

     The ILS website, ILSmart.com, is also a marketing tool to provide information to current and prospective customers. In 2000, ILS announced plans to evolve ILSmart.com into a technically advanced, full-service, Internet-based, complete order inquiry, processing and fulfillment system through its Contact to Contract(TM) initiative. Management believes new services planned for Contact to Contract(TM) will significantly broaden the range of e-commerce options available to ILS's customers, including enhanced market research, electronic product cataloging, an expanded around-the-clock electronic auction site, more comprehensive quotation management, improved buyer-to-seller communications, purchase fulfillment mechanisms and document management services. The ultimate goal is to enable buyers to research their requirements, locate items, order, receive and pay for items via the Internet. Sellers will be able to furnish up-to-date inventory information, accept orders, secure payment and ship products.

     Each year, ILS demonstrates its services at a number of trade shows around the world as a means of reaching prospective customers. Advertising in major aviation and marine industry publications also provides additional exposure and generates leads for the ILS sales team. In addition, ILS offers seminars and training sessions to assist customers in maximizing the value they receive from ILS's services.

     ILS is in the process of implementing several changes in its sales and marketing initiatives. These include the recent addition of a separate sales support unit located in Memphis, Tennessee as well as the addition of four account representatives to be located in ILS's high sales density areas of South Florida, Texas, Southern California and the Northeast United States. Management believes these additions to ILS's already knowledgeable sales force will enhance customer service, achieve greater market penetration and promote exploration of other market opportunities.

COMPETITION. Aviall Services' primary competitors for sales of new aircraft parts and supplies are independent distributors and aerospace OEMs. The aviation parts aftermarket is extremely large, relatively fragmented and growing, with no single provider holding a dominant position. Aviall Services historically competes in the parts aftermarket sector on the basis of price and service--the ready availability and delivery of parts. Management believes across the spectrum of aerospace parts manufacturers and distributors, Aviall Services has maintained and strengthened its position as the leading independent provider of aerospace aftermarket parts. Management also believes a key differentiating factor in the future will be its ability to improve customer service and lower costs by leveraging new e-commerce technologies.

     The year 2000 marked ILS's twenty-second year of serving buyers and sellers of parts, equipment and services in the aviation, marine and defense marketplaces. Subscribers can list, search, send or receive RFQs as well as use a variety of Internet tools to buy or sell parts, equipment and services. ILS is the only such e-marketplace business that provides customers with both Internet and dial-up access capability to its extensive data systems. The dial-up access helps serve large customers with legacy operating systems. There are a number of recent entrants who only compete on the Internet, including manufacturers, distributors and independent companies. Management intends to increase ILS's competitiveness by the development and installation of the next-generation Contact to Contract(TM) full-service b2b electronic marketplace. Management believes this full e-commerce offering is a differentiating factor and will be a competitive advantage.

CUSTOMERS. In 2000, Aviall's ten largest customers represented, in the aggregate, approximately 15% of total sales, and the single largest customer accounted for approximately 2.7% of sales.

     Aviall Services' customers include commercial airlines, freight carriers, maintenance and overhaul shops, fixed-base operators, aerospace OEMs, corporate aircraft operators, brokers, governmental agencies and other aircraft parts distributors. Aviall Services' customers number approximately 16,500, located worldwide.

     ILS's customers for aviation services include OEMs, distributors, resellers, repair and overhaul facilities, fixed-base operators, most of the world's major airlines and defense logistics agencies. Marine services customers include manufacturers repair facilities, distributors, ship owners and operators. ILS's customers number approximately 4,700 and are located in over 70 countries.

SUPPLIERS. Aviall Services purchases parts from approximately 175 suppliers and operates under distribution agreements with most of its largest suppliers. Aviall Services believes the size and scope of its operations, including its unique international presence, provide an attractive market advantage for its suppliers. In 2000, Aviall Services' top ten suppliers represented approximately 55% of its net sales. In January 2000, Aviall Services began distributing RR250 components under a ten-year exclusive distribution contract with Rolls-Royce. In 2000, RR250 products represented approximately 20% of the Company's net sales.

EMPLOYEES. As of December 31, 2000, Aviall had 817 employees, none of whom are represented by collective bargaining units. Management believes that Aviall's market leadership allows it to attract highly skilled and competent employees. Aviall believes its relations with its employees are good.

REGULATION. Aviall is regulated by certain federal, state and local government agencies within the United States with authority over businesses generally, such as the United States Environmental Protection Agency and the United States Occupational Safety and Health Administration as well as agencies of foreign governments with similar authority in those foreign jurisdictions where Aviall does business.

     In addition to general regulation by these agencies, certain of Aviall's operations are regulated by agencies with responsibilities over civil aviation. Aviall Services' product repair services facilities are regulated in the United States by the Federal Aviation Administration ("FAA"). Overseas locations are regulated by the various countries' civil aviation authorities and the FAA.

DISCONTINUED OPERATIONS. In January 1996, Aviall announced its intention to exit the commercial engine services businesses consisting of its airline engine, component and accessories repair operations. The sales of these businesses were completed in 1996. See Note 3 to the Consolidated Financial Statements included in Item 8 of this report.

EXECUTIVE OFFICERS OF AVIALL. The following information concerning the executive officers of Aviall is as of March 22, 2001:

     Paul E. Fulchino, 54, is Chairman of the Board, President and Chief Executive Officer of Aviall. He assumed these positions on January 1, 2000. From 1996 through 1999, Mr. Fulchino was President and Chief Operating Officer of B/E Aerospace, Inc., a leading supplier of aircraft cabin products and services. Prior to 1996, Mr. Fulchino was Vice-Chairman and President of Mercer Management Consulting, Inc., one of the largest international general management consulting firms. Earlier in his career, Mr. Fulchino held various engineering positions at Raytheon Company.

     Dan P. Komnenovich, 48, rejoined Aviall in August 2000 as Executive Vice President and Chief Operating Officer of Aviall Services. From January 1999 to July 2000, he was a Principal with Kincaid Capital Group, an investment management firm. From March 1995 to December 1999, Mr. Komnenovich served as Executive Vice President and Chief Financial Officer of Dallas Airmotive, Inc., a business aircraft engine overhaul company. Mr. Komnenovich held various positions at Aviall between 1983 and 1995, culminating with Senior Vice President of Marketing and Development.

     Bruce Langsen, 54, is President of ILS, a position he has held since June 1996. Previously, Mr. Langsen was Executive Vice President of ILS. Mr. Langsen joined ILS as Vice President of Marketing and Sales in 1993. Prior to joining ILS, Mr. Langsen was Senior Vice President and General Manager for Express Airlines II.

     Jacqueline K. Collier, 47, is Vice President and Controller of Aviall. Ms. Collier joined a predecessor to Aviall in 1976 and has held various financial positions with Aviall since that date.

     Charles M. Kienzle, 48, is Senior Vice President, Operations of Aviall Services. Mr. Kienzle served as Senior Vice President, Operations of Aviall's domestic engine services division from January 1996 to June 1996. From 1993 to January 1996, Mr. Kienzle was Senior Vice President, Human Resources and Administration of Aviall.

     Joseph Y. Lacik, 45, joined Aviall Services in January 2000 as Vice President of Information Services. From January 1999 to December 1999, Mr. Lacik was Senior Director of Information Technology for AMFM, Inc. Mr. Lacik served as Vice President, Strategic Information Systems for Metrocall from January 1998 to December 1998. From February 1997 to January 1998, Mr. Lacik served PRONET, a wireless messaging company, as Vice President and Chief Information Officer. Mr. Lacik provided high-level technology consulting services for a number of communications firms from July 1996 to January 1997. Prior to that, Mr. Lacik was Vice President of Information Technology for Cameron Ashley Building Products, Inc.

     Jeffrey J. Murphy, 54, is Senior Vice President of Law and Human Resources, Secretary and General Counsel of Aviall, a position he has held since December 1993.

     James T. Quinn, 52, is Vice President of Sales and Marketing of Aviall Services, a position he has held since August 1999. From July 1997 to August 1999, Mr. Quinn was Vice President of Marketing and Supplier Services. Mr. Quinn joined Aviall as Director, Distribution Services Marketing in 1994.

     Cornelius Van Den Handel, 45, is Vice President and Treasurer of Aviall. From June 1996 to December 1997, he served as Treasurer and Director of Planning. Mr. Van Den Handel served as the Company's Director of Financial Planning and Analysis from 1993 to 1996.

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

ITEM 2:  PROPERTIES

     Aviall maintains its headquarters in Dallas, Texas and currently occupies 44 facilities worldwide, including administrative, sales and distribution, and operations/repair facilities. Aviall maintains a central warehouse in Dallas, Texas from which it operates its parts distribution activities. Each of Aviall's domestic real properties is held under an operating lease.

     The principal operating facilities maintained by Aviall as of December 31, 2000 are detailed in the following table:

               Square
Location       Footage                   Function
--------       -------                   --------
Dallas, TX     108,000    Aviall Services and Aviall, Inc. headquarters
Dallas, TX      57,000    Aviall Services
Memphis, TN     31,000    Inventory Locator Services

     At December 31, 2000, Aviall operated 40 customer service centers worldwide in support of its parts distribution operation. Aviall believes its facilities, machinery and equipment are suitable for the purposes for which they are used and are adequately maintained. The operating leases for the Dallas, Texas facilities listed in the table above expire in 2001 and 2003. The Company is negotiating a new ten-year lease for a 280,000 square-foot facility to be constructed in Irving, Texas, adjacent to the key international and domestic aviation gateway at Dallas/Fort Worth ("DFW") Airport. The lease is expected to commence upon completion of the building, which is anticipated to occur in the fourth quarter 2001. The new building will allow the Company to consolidate its corporate headquarters and Aviall Services' main operations center, lower ad valorem taxes and improve efficiencies. Aviall believes that, with the new Irving, Texas facility, the capacity of its distribution and other facilities is adequate for current requirements and projected growth. The Company will seek to sublease the existing facility with a lease expiration date after December 31, 2001.

ITEM 3:  LEGAL PROCEEDINGS

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange, the Chicago Stock Exchange and the Pacific Stock Exchange with the ticker symbol AVL. The high and low sales prices for the common stock for each calendar quarter and the full year during 1999 and 2000 are shown below:

                          Prices
                     ---------------
       Quarters       High     Low
       --------      ------   ------
1999   First         $16.38   $10.06
       Second        $19.00   $14.38
       Third         $18.63   $ 9.94
       Fourth        $10.25   $ 7.00
       Year          $19.00   $ 7.00
                     ------   ------
2000   First         $ 9.69   $ 7.38
       Second        $ 8.69   $ 4.38
       Third         $ 7.25   $ 4.81
       Fourth        $ 6.44   $ 4.50
       Year          $ 9.69   $ 4.38
                     ------   ------

     No cash dividends were paid by the Company in 1999 or 2000. Under the terms of its existing credit facilities, the Company may not pay cash dividends in excess of $1.0 million annually and may only pay cash dividends if certain financial ratios are met. In any event, the Company does not anticipate paying cash dividends in the near future.

     The approximate number of shareholders of record of the Company's common stock as of March 22, 2001 was 11,018.

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

(Dollars in Thousands)                                   2000           1999            1998            1997           1996
----------------------                               -----------    -----------     -----------     -----------    -----------
Selected Operating Data:
  Net sales (a)                                      $   485,920        371,901         404,207         389,887        377,739
  Nonrecurring (loss) gain(b)                        $        --         (6,029)             --           1,436         (6,613)
  Provision (benefit) for income taxes(c)(g)         $     7,526          4,949         (32,175)          1,096          1,657
  Earnings (loss) from continuing operations(c)(f)   $    10,566          5,115          61,736          26,424         (2,946)
  Earnings from discontinued operations(d)           $     1,062          4,588           2,821           2,673         16,946
  Extraordinary loss(e)                              $        --             --              --              --         (3,421)
  EBIT excluding nonrecurring item(f)                $    26,499         19,438          32,242          29,285         15,606
  EBITDA excluding nonrecurring item(f)(g)           $    35,052         25,948          37,596          34,342         21,260
  Net earnings(c)                                    $    11,628          9,703          64,557          29,097         10,579
                                                     ===========    ===========     ===========     ===========    ===========
Financial Position:
  Total assets                                       $   395,451        340,640         304,646         259,392        260,877
  Total debt                                         $    90,422         78,011          45,628          36,560         54,208
  Total debt to total capital                              32.05%         30.33%          21.30%          22.30%         36.59%
                                                     ===========    ===========     ===========     ===========    ===========
Basic Net Earnings Per Share Data:
  Earnings (loss) from continuing operations         $      0.58           0.28            3.22            1.34          (0.15)
  Earnings from discontinued operations                     0.06           0.25            0.15            0.14           0.87
  Loss from extraordinary item                                --             --              --              --          (0.18)
                                                     -----------    -----------     -----------     -----------    -----------
  Net earnings per share(b)(c)(d)(e)                 $      0.64           0.53            3.37            1.48           0.54
                                                     ===========    ===========     ===========     ===========    ===========
Weighted average common shares                        18,313,401     18,222,526      19,150,869      19,711,105     19,494,561
                                                     ===========    ===========     ===========     ===========    ===========
Diluted Net Earnings Per Share Data:
  Earnings (loss) from continuing operations         $      0.58           0.28            3.17            1.32          (0.15)
  Earnings from discontinued operations                     0.06           0.25            0.15            0.13           0.87
  Loss from extraordinary item                                --             --              --              --          (0.18)
                                                     -----------    -----------     -----------     -----------    -----------
  Net earnings per share (b)(c)(d)(e)                $      0.64           0.53            3.32            1.45           0.54
                                                     ===========    ===========     ===========     ===========    ===========
Weighted average common and dilutive potential
  common shares                                       18,337,161     18,474,038      19,466,419      20,061,205     19,494,561
                                                     ===========    ===========     ===========     ===========    ===========

(a)  Net sales have been restated as a result of the implementation of EITF
     00-10.

(b) The nonrecurring loss in 1999 resulted from costs incurred related to the strategic review process, executive severance pay and the write-down of inventory for discontinued product lines. The 1997 nonrecurring gain resulted from the repayment of a discounted note received from the sale of a business in 1995. The nonrecurring loss in 1996 resulted from the effect of final contract terms and transaction-related expenses in connection with the 1996 sale of a business.

(c) Earnings from continuing operations and net earnings in 1998 included a $32.2 million tax benefit due to the release of a $33.5 million deferred tax valuation allowance offset by provisions of certain U.S. state and foreign taxes.

(d) In January 1996, the Company announced its intention to exit the commercial engine services businesses and, accordingly, reported these businesses as discontinued operations in 1995. The sales of these businesses were completed in 1996. The gains from discontinued operations resulted from changes in estimates for certain retained liabilities.

(e) The extraordinary loss in 1996 resulted from the write-off of unamortized financing costs.

(f) Earnings before interest and taxes ("EBIT"); Earnings before interest, taxes, depreciation and amortization ("EBITDA").

(g) The Company's cash payments for taxes are substantially below reported tax expense due to the Company's use of U.S. federal net operating losses which are not expected to be fully utilized for several years.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW. The Company experienced a significant increase in sales and gross profit in 2000 due to the addition of the Rolls-Royce product line and a growing recapture of core business sales at Aviall Services, partially offset by anticipated lower sales, but continued record usage indicators at ILS. Expense increases in 2000 were due to planned developmental selling and administrative expenses for the Company's e-commerce initiatives, realignment and development of the sales coverage model, integration of the Rolls-Royce product line and upgrades to the operating infrastructure. A discussion of the financial condition and results of continuing operations for the Company follows and should be read in conjunction with the Consolidated Financial Statements and Notes included elsewhere in this report.

RESULTS OF OPERATIONS - 2000 VERSUS 1999. Net sales for the Aviall Services business increased $115.9 million or 33.9% in 2000 compared to 1999. Sales for Aviall Services were higher for each major segment of the aviation industry and in all geographic regions: the Americas region increased $80.5 million or 31.4%, Europe climbed $19.8 million or 53.1%, and the Asia-Pacific region gained $15.6 million or 32.1%. ILS revenue fell $1.9 million or 6.4%, primarily due to continued customer acceptance of the full-year payment-in-advance discount initiative.

     Gross profit increased $15.8 million or 16.6% in 2000 compared with 1999, primarily as a result of the addition of the Rolls-Royce product line. Gross profit as a percentage of sales fell 280 basis points from 25.7% to 22.9%, as anticipated, due primarily to the addition of the lower-margin Rolls-Royce sales.

     Selling and administrative expenses in 2000 grew $8.8 million or 11.6% due to planned developmental expenses for the Company's e-commerce initiatives, realignment and development of the sales coverage model, integration of the Rolls-Royce product line and upgrades to the operating infrastructure. Despite these initiatives, selling and administrative expenses as a percentage of sales declined year over year by 300 basis points from 20.4% to 17.4%.

     Interest expense increased $5.1 million in 2000 reflecting higher debt and higher interest rates, primarily due to the additional working capital requirements for the Rolls-Royce product line.

RESULTS OF OPERATIONS - 1999 VERSUS 1998. Net sales for Aviall Services decreased $33.6 million or 8.9% in 1999 compared to 1998. The implementation of the new ERP system, the impact of the Company's strategic review process undertaken during 1999 and a weakening aviation marketplace affected sales for Aviall Services. Sales for Aviall Services were lower in each major market segment and geographic region. Sales decreased $27.6 million or 9.7% in the Americas region, $0.4 million or 0.9% in Europe, and $5.6 million or 10.3% in the Asia-Pacific region. ILS revenue increased $1.3 million or 4.5%.

     Gross profit decreased $6.2 million or 6.1% in 1999 compared with 1998, primarily as a result of lower sales volume. Gross profit as a percentage of sales increased from 25.1% to 25.7% year over year.

     Selling and administrative expenses increased $6.6 million in 1999, primarily the result of higher freight expense resulting from residual effects of the Company's new ERP system implementation, start-up expenses related to AviallOne and the enhanced aviall.com website, additional ERP-related depreciation expenses, and adjustments for accounts receivable and obsolete inventory.

     The $6.0 million nonrecurring loss resulted from costs related to the strategic review process, executive severance pay and write-down of inventory for discontinued product lines.

     Interest expense increased $0.7 million in 1999 reflecting higher debt and higher interest rates.

FOREIGN OPERATIONS. Aviall Services operates parts distribution customer service centers in Australia, Canada, Hong Kong, The Netherlands, New Zealand, and Singapore, and a repair facility in the United Kingdom. These foreign operations use the U.S. dollar as their functional currency because the majority of sales and inventory purchases are denominated in U.S. dollars. There are no current legal restrictions regarding the repatriation of cash from the foreign operations to the U.S.; however, the Company's general policy is not to repatriate cash. Net sales and earnings before income taxes for the foreign operations were $96.9 million and $4.6 million, respectively, for 2000; $79.3 million and $5.3 million, respectively, for 1999; and $89.4 million and $4.4 million, respectively, for 1998.

INCOME TAXES. The Company's income tax expense reported in the Consolidated Statement of Income for 2000 was $8.1 million. The effective tax rate for 2000 of 41.0% exceeded the statutory rate primarily due to the amortization of nondeductible goodwill. The Company's income tax expense reported in 1999 was $7.6 million. The effective tax rate for 1999 of 43.9% exceeded the statutory rate primarily due to the amortization of nondeductible goodwill and an increase in the valuation allowance due to increases in certain state and foreign net operating loss ("NOL") carryforwards during 1999. Cash payments made for federal, state and foreign income taxes were $2.3 million in 2000, $1.9 million in 1999 and $1.4 million in 1998, because of the significant NOL described below.

     At December 31, 2000, the Company had NOL carryforwards for U.S. federal income taxes of approximately $161.7 million expiring from 2009 to 2011. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of U.S. federal NOL carryforwards that could be utilized. The amount of the annual limitation can vary significantly based on the existence of certain factors at the date of the change. Unless an ownership change occurs that significantly limits the amount of NOLs that can be utilized, the Company expects to pay only alternative minimum taxes for U.S. federal income tax purposes until the NOLs are fully utilized. Based on current and expected future earnings levels, the NOLs may not be fully utilized for several years.

     Management periodically assesses the realizability of deferred tax assets and adjusts the related valuation allowance based on the amount of these assets that management believes is more likely than not to be realized. Accordingly, management believes it may not generate sufficient future income in certain tax jurisdictions to utilize all NOL carryforwards before expiration. In 2000, the valuation allowance decreased $2.3 million to $10.0 million primarily due to expiring state NOLs. The Company will continue to monitor and assess the realizability of deferred tax assets. Future changes in the valuation allowance may occur.

     The Company had an income tax benefit of $32.2 million in 1998. The benefit was attributable to the release of $33.5 million of a U.S. federal valuation allowance in the fourth quarter of 1998 offset by certain U.S. state and foreign taxes. An additional $11.9 million of net valuation allowance was released in 1998 based on NOL utilization from actual current year earnings. During the fourth quarter of 1998, management assessed the Company's historical earnings and expected future operating results, and determined that the realization of all U.S. federal tax assets was more likely than not and, therefore, released the valuation allowance for these assets.

FINANCIAL RESOURCES AND LIQUIDITY. The Company's working capital and operating needs are met through a combination of cash flow from operations and borrowings under revolving lines of credit. In December 1999, the Company replaced its existing bank credit facilities to support its new Rolls-Royce distribution agreement. Aviall's new senior secured credit facilities consist of a $40.0 million secured term loan with amortizing principal payments due through 2004 (the "Term Loan") and a $90.0 million revolving loan due in 2004 (the "Revolver") with availability determined by reference to a borrowing base of eligible accounts receivable and inventory of the Company. As of December 31, 2000, the Company had $33.4 million available under the Revolver. As of March 22, 2001, an additional $19.4 million had been borrowed under the Revolver primarily to finance the working capital requirements under a new long-term parts distribution agreement with Honeywell. The $34.0 million outstanding principal balance under the Term Loan at December 31, 2000 is required to be paid in quarterly installments. The required payments are $7.0 million, $8.0 million, $9.0 million and $10.0 million in 2001, 2002, 2003 and 2004, respectively. The credit facilities contain various covenants, including financial covenants and limitations on debt, dividends and capital expenditures. See Note 9 to the Consolidated Financial Statements included in Item 8 of this report.

     In January 1998, the Company announced a share repurchase program to buyback up to 10% of the Company's outstanding common stock in open-market transactions, depending on market, economic and other factors. The Company completed this share repurchase program in the third quarter of 1998, having purchased a total of two million shares. The Company utilized its existing credit facilities to partially finance the stock repurchases. The total cost of the shares was $27.7 million.

     The Company believes that its expected cash flow from operations and availability under its revolving lines of credit are sufficient to meet its normal working capital and operating needs. The Company is actively negotiating an increase in its current credit facilities to finance the working capital requirements of new aftermarket parts logistics agreements. In addition, the Company is working on options to expand its current debt structure to accommodate new business opportunities.

EBITDA. Earnings before interest, taxes, depreciation and amortization ("EBITDA"), excluding nonrecurring items, was $35.1 million in 2000 compared to $26.0 million in 1999 and $37.6 million in 1998. The increase in 2000 was primarily related to the addition of the Rolls-Royce product line and the growing recapture of core business sales at Aviall Services, offset by planned developmental selling and administrative expenses for the Company's e-commerce initiatives, realignment and development of the sales coverage model, and upgrades to the operating infrastructure. The decline in 1999 was due to decreased profits resulting from the implementation of the new ERP system, impact of the Company's strategic review process and a weakening aviation marketplace for Aviall Services.

CASH FLOWS. Cash flows from continuing operations, excluding working capital changes, were $25.9 million in 2000 compared to $20.9 million in 1999 and $34.6 million in 1998. The increase in 2000 resulted primarily from Rolls-Royce sales, while the decrease in 1999 principally resulted from decreased sales and gross profits. Continuing operations working capital increased $18.2 million in 2000 compared to 1999 and $32.8 million in 1999 compared to 1998. The increase in 2000 was primarily due to additional Rolls-Royce inventories and related accounts receivable offset somewhat by related increases in accounts payable. The increase in 1999 was due to additional inventories for the new Rolls-Royce product line, increased accounts receivable due to implementation issues with the new ERP software, and lower accrued expenses due to the favorable settlement of sales and use tax audits and payments made for retained environmental liabilities.

     Capital spending was $11.0 million, $4.3 million and $3.7 million in 2000, 1999 and 1998, respectively. In December 2000, Aviall Services entered into an agreement to distribute Honeywell fuel controls for the Rolls-Royce Model 250 and Honeywell LT101 series engines. The Company will amortize $5.6 million of distribution rights over the ten-year agreement term. The Company paid $17.0 million in 1999 for the acquisition of distribution rights for Rolls-Royce Model 250 engines and $5.8 million in 1998 for the acquisition of distribution rights for Allied Signal remanufactured aviation turbochargers. Based on the Company's present plans for improving its information technology capabilities, annual capital expenditures are expected to be approximately $15.0 million in 2001. The capital expenditure budget for 2001 does not include any possible expenditures for potential new business opportunities. In 2001, the Company also expects to spend approximately $0.9 million on environmental liabilities that were retained in connection with the sales of certain previously owned businesses.

     Net cash flows from (used in) financing activities were $12.4 million in 2000, $31.3 million in 1999 and $(15.3) million in 1998. A new credit facility, which replaced the previous 1996 credit facility, was completed near year-end 1999. In 1998, the Company purchased two million shares of its common stock at a total cost of $27.7 million.

ENVIRONMENTAL MATTERS. Aviall Services, which includes parts repair operations, requires the use, storage and disposition of certain chemicals in small quantities, which are regulated under various federal and state environmental protection laws. These laws require the Company to eliminate or mitigate the impact of these substances on the environment. In response to these requirements, the Company has upgraded facilities and implemented programs to detect and minimize contamination. Due to the small quantities of chemicals used and the current programs in place, the Company does not anticipate any material environmental liabilities or significant capital expenditures will be incurred in the future related to these operations to comply or remain in compliance with existing environmental regulations.

     Certain of the Company's previously owned businesses used certain chemicals classified by various state and federal agencies as hazardous substances. The Company retains environmental liabilities related to these businesses for the period prior to their sale. The Company is involved in various stages of investigation and cleanup to comply with state and federal regulations at these locations. The primary locations are Dallas (Forest Park), Texas; Dallas (Love Field), Texas; Irving (Carter Field), Texas; McAllen, Texas; and Prestwick, Scotland.

     The Company has completed required remediation on soil and ground water issues and received state agency closure letters requiring no further action for the Carter Field and McAllen locations. The Company has submitted a closure report requesting that remediation occur through natural attenuation for soil and ground water issues for the Prestwick, Scotland site. The Company expects to receive agreement from the Scottish Environmental Protection Agency in 2001. For the former Forest Park facility, an amended closure letter from the responsible state agency was received in February 2001. Corrective measures approved by the responsible state agency are being conducted at this site. In addition, a Conceptual Exposure Assessment Model for the Love Field location has been submitted by the Company to the responsible state agency for approval. The Company expects to receive a closure letter with continuing care for this site from the state agency in late 2001 or early 2002. Based on current information, the Company believes existing financial reserves for these previously owned properties are sufficient. Also, the Company is in litigation with a previous owner of certain of these locations as to their potential shared liability associated with the cleanup of these sites. Due to the uncertainty of recoverability of this claim, the Company has not recorded a receivable. In March 1999, a $1.5 million settlement was paid by insurers of the properties related to claims made by the Company.

     The Company has been named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and the Superfund Amendments and Reauthorization Act at five third-party disposal sites to which wastes were allegedly sent by the previous owner of assets used in the Company's discontinued engine services operations. The Company did not use these identified disposal sites. Accordingly, the previous owner has retained, and has been discharging, all liability associated with the cleanup of these sites pursuant to the sales agreement. Although the Company could be potentially liable in the event of nonperformance by the previous owner, it does not anticipate nonperformance. Based on this information, the Company has not accrued for any costs associated with these third-party sites. The Company has also received notices or inquiries from certain state agencies and other private parties with respect to certain other environmental matters. These matters are under investigation. All probable costs are estimated and accrued in environmental reserves.

     At December 31, 2000 and 1999, accrued environmental liabilities amounted to $13.8 million and $17.0 million, respectively. No environmental expense was recorded in 2000, 1999 or 1998. The ultimate cost of the Company's environmental liabilities has been estimated, including exit costs related to previously owned businesses. The Company's estimates will change in the future as more information becomes available with respect to the level of contamination, the effectiveness of selected remediation methods, the stage of management's investigation at the individual sites and the recoverability of such costs from third parties. The expected cash funding requirements for 2001 related to environmental liabilities are $0.9 million. The estimated environmental remediation expense to be recorded with respect to the ongoing business is not expected to be significant in the foreseeable future based on the nature of the activities presently conducted. Based on information presently available and Company programs to detect and minimize contamination, management believes that the ultimate disposition of environmental matters will not have a material adverse effect on the Company's results of operations, cash flows or financial condition, although certain environmental matters could be material to cash flows in any one year. See Note 15 to the Consolidated Financial Statements included in Item 8 of this report.

NEW ACCOUNTING PRONOUNCEMENTS. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," in June 1998. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Changes in the fair value of derivatives that do not qualify as hedges are recognized in earnings when they occur. Changes in the fair value of derivatives that qualify as hedges are generally recognized in earnings in the same period as the item being hedged. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company has completed its review of derivative instruments and other contracts that might be considered or contain derivative instruments. See Note 10 to the Consolidated Financial Statements included in Item 8 of this report.

     The Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Revenues and Costs" ("EITF 00-10"), that all amounts billed to a customer related to shipping and handling represent revenues earned for the goods provided and should be classified as revenue. The Company implemented EITF 00-10 in the fourth quarter of 2000. Accordingly, the Company has reclassified comparative financial statement information for all prior periods presented to reflect the classification prescribed by EITF 00-10.

OUTLOOK. Aviall primarily participates in the global aviation aftermarket through Aviall Services and ILS. The Company's operations and results of operations are affected by the general economic cycle, particularly as it influences flight activity in commercial, business and general aviation. The Company benefits from its participation in the global aviation aftermarket by generating revenues from several national economies. Aviall serves a significant number of customers in the Asia-Pacific and Latin American regions. During 1999, countries in these regions experienced financial market volatility, and the currencies of certain countries have fallen in value relative to the U.S. dollar. These factors reduced demand for air travel in the Asia-Pacific region in 1999, and as a result reduced customers' needs for aircraft parts and their ability to pay in a timely manner. Key Asian economies began a slow recovery in 1999 that accelerated sharply in 2000 resulting in the Company experiencing a positive revenue impact in that region. Continued volatility in Latin America, compounded by significantly higher fuel prices, led to financial problems for major air carriers in that region and significantly hampered the general aviation business in Latin America. Management believes the Company's results in 2001 will reflect continued stabilization and growth in the Asia-Pacific region; however, continued volatility in Latin America is expected based upon the projected performance of most economies in that region and higher energy costs.

     Commercial airlines in North America and Europe continue to effectively manage their capacity by retiring older aircraft as new aircraft are delivered, thereby limiting growth in demand for replacement parts. Management is actively seeking new sources of supply for airline products to expand Aviall Services' growth in this segment while pursuing supply-chain solutions that enable it to be more directly involved in reducing the total cost of purchasing goods and services by key airline customers.

     The strong domestic economy continued through most of 2000; however, aviation operators began to respond to significantly higher fuel prices and resulting higher operating costs by reducing inventories of new parts. Impact from these changes was felt first in the airline market, although general aviation operators have also reacted by reducing flying activity and inventory levels. Management believes that Aviall Services' competitive strengths in service and parts availability position the Company to benefit from the resumption in purchasing activity that is expected to occur as key customers achieve inventory reduction targets. In addition, general economic conditions tend to have a greater impact on OEM parts manufacturing than on the purchasing of aftermarket replacement parts. Despite the challenges Aviall Services confronted in 2000, the Company was able to grow through the addition of the RR250 product line and the recapture of market share in its core North American general aviation business. The steady share growth is expected to continue in 2001, aided by the expected addition of new product lines that tie the customer closer to Aviall Services.

     Aviall Services' ability to manage its inventory is affected by the relative efficiency of its suppliers and the inventory investments required to secure new suppliers. Also, changes in Aviall Services' portfolio of products and suppliers can result in periodic noncash charges to write-down inventory of discontinued products.

     Information and communications technology is evolving rapidly and developments on the Internet could affect proprietary database companies such as ILS and traditional distribution companies. Management believes the active deployment by the Company of these new innovative technologies in its websites, aviall.com and ILSmart.com, will enable the Company to maintain its technological leadership and minimize the risk of obsolescence. There are a number of entrants in the e-commerce marketplace arena that are competing or are expected to compete with ILS, including manufacturers, distributors and independent companies. The Company recognizes that some of these entities are significantly larger than ILS. Management believes a large number of these entrants intend to focus on different segments of the global aviation parts marketplace, and some may in fact be complementary to ILS.

     The Company is negotiating a new ten-year lease for a facility under construction in Irving, Texas, adjacent to the key international and domestic gateway at DFW Airport. This facility will be the location of the Company's corporate headquarters and Aviall Services' main operations center. The lease is expected to commence upon completion of the building, which is anticipated to occur in the fourth quarter 2001. This facility replaces various Dallas facilities that have lease expiration dates between 2001 and December 2003. The Company will seek to sublease the facility with a lease expiration date after December 31, 2001. In addition, the Company will incur a one-time cost of approximately $2.0 million and could experience a short-term disruption in Aviall Services' sales in connection with the warehouse relocation.

     Aviall Services' capital expenditures for 2001 are expected to be approximately $4.5 million on various system enhancements and $2.5 million related to the new Dallas facility. System-related expenditures include the next phase of the CRM system, upgrades to the warehouse and procurement software, and further enhancements to the aviall.com website. The Company believes the introduction of these system upgrades and enhancements will continue to transform Aviall Services into the industry-leading, full-service, technology-based supply-chain highway.

     ILS is in the implementation stage of its ongoing program to evolve ILSmart.com into a full-service Contact to Contract(TM) resource for its customers. The plans include "Purchase On-line" customer catalogs, expanded electronic auction sites and web-hosting for ILS subscribers. In 2001, ILS expects to incur an additional $1.5 million in expenses and $8.0 million in capital expenditures to implement the Contact to Contract(TM) strategy.

     In late 2000 and early 2001, Aviall Services signed two new ten-year aftermarket parts logistics agreements with Honeywell. The Company expects, once fully implemented, approximately $500.0 million over ten years in incremental net sales related to these contracts. The Company is negotiating an increase in its current credit facilities to finance the working capital requirements of the new aftermarket parts logistics agreements. Additionally, Aviall is currently pursuing various other long-term aftermarket parts logistics agreements and other strategic opportunities. In parallel, the Company is actively engaged in efforts to expand its current debt structure to accommodate the requirements for each of these accretive new opportunities.

CERTAIN FORWARD-LOOKING STATEMENTS. This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company as well as assumptions and estimates made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations of the Company as well as its customers and suppliers, including competitive factors and pricing pressures, shifts in market demand, general economic conditions and other factors such as those that affect flight activity in commercial, business and general aviation, the business activities of the Company's customers and suppliers and developments in information and communications technology. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK. The Company has market risk exposure arising from changes in interest rates and foreign exchange rates. The Company from time to time has used financial instruments to offset these risks. Financial instruments are not used for trading or speculative purposes.

     The Company's earnings are affected by changes in short-term interest rates as a result of borrowings under its bank credit facilities, which bear interest based on floating rates. The Company has periodically entered into interest rate caps, swaps and other similar instruments to reduce the impact of fluctuation in interest rates on its floating-rate debt and may do so in the future. The Company's existing credit facilities require the Company to enter into a hedging arrangement to convert the Term Loan's floating interest rate to a fixed rate. In the first quarter of 2000, the Company fixed the interest rate on the Term Loan for a period of two years at an average Eurodollar Rate of 6.95% plus the applicable margin, which was 2.00% at December 31, 2000. As of December 31, 1999, there were no interest rate hedges in place.

     At December 31, 2000, the Company had approximately $90.4 million of variable-rate debt obligations outstanding with a weighted average interest rate of 8.58%. The Company has effectively eliminated $34.0 million of exposure to rising interest rates through the hedging arrangement. A hypothetical 10% change in the effective interest rate for the remaining borrowings, assuming debt levels at December 31, 2000, would change interest expense by approximately $0.5 million.

     The Company's foreign operations utilize the U.S. dollar as their functional currency. Foreign currency translation and transaction gains and losses are included in earnings. Foreign currency transaction exposure relates primarily to foreign currency-denominated accounts receivables and the transfer of foreign currency from subsidiaries to the parent company. The Company has sales transactions denominated in foreign currencies in Australia, Canada and New Zealand. Currency transaction exposures are not hedged. Unrealized currency translation gains and losses are recognized each month upon translation of the foreign subsidiaries' balance sheets into U.S. dollars. In certain situations, the Company uses foreign currency borrowings as a hedge against foreign-denominated net assets. As of December 31, 2000 and 1999, the Company had a Canadian dollar-denominated loan of $2.0 million and $2.8 million, respectively.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to the directors of Aviall is set forth under the caption "Election of Directors" in Aviall's Proxy Statement for the 2001 Annual Meeting of Stockholders ("Proxy Statement") to be filed with the Commission, and which is incorporated herein by reference.

     The information required by this item regarding executive officers is set forth in Item 1 of Part I of this report, and is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

     The information required by this item is set forth under the captions "Compensation of Directors," "Compensation of Executive Officers," "Option/SAR Grants in 2000," "Aggregated Option/SAR Exercises in 2000 and December 31, 2000 Option/SAR Values" and "Retirement Benefits" in the Proxy Statement, to be filed with the Commission, and which is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth under the caption "Beneficial Ownership of Common Stock" in the Proxy Statement, to be filed with the Commission, and which is incorporated herein by reference.

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

     4.1*      Form of Common Stock Certificate of Aviall (Exhibit 4 to Aviall's
               Registration Statement on Form 10, as amended (Commission File
               No. 1-12380))

     4.2* Aviall, Inc. Preferred Stock Purchase Rights Plan between Aviall and The First National Bank of Boston, dated as of December 7,
               1993 (Exhibit 10.7 to the 1993 Form 10-K)

     4.3*      Amendment No. 1 to Preferred Stock Purchase Rights Plan (Exhibit
               4.3 to Aviall's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K"))

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

    10.9*+     Addendum to Amended and Restated Severance Agreement between
               Aviall, Inc. and Bruce Langsen (Exhibit 10.2 to the March 31,
               1999 Form 10-Q)

    10.10*+    Amended and Restated Severance Pay Plan (Exhibit 10.7 to the
               March 31, 1999 Form 10-Q)

    10.11* Asset Purchase Agreement, dated as of May 31, 1994, by and between Aviall Services, Inc. and Dallas Airmotive, Inc., as amended (Exhibit 10.3 to Aviall's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994 and Exhibits 10.17 through 10.23 to Aviall's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

   Exhibit
     No.                           Description
   -------                         -----------
    10.12*+    Aviall, Inc. Employee Stock Purchase Plan (Exhibit 10.27 to
               Aviall's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1995)

    10.13*+    Aviall, Inc. Benefit Restoration Plan (Exhibit 10.5 to the March
               31, 1999 Form 10-Q)

    10.14*+    Amendment No. One to the Aviall, Inc. Benefit Restoration Plan
               (Exhibit 10.6 to the March 31, 1999 Form 10-Q)

    10.15*     Agreement of Purchase and Sale among Aviall, Inc., Aviall
               Services, Inc., Greenwich Air Services, Inc. and GASI Engine
               Services, Inc., dated April 19, 1996 (Exhibit 2.1 to Aviall's
               Current Report on Form 8-K, dated April 19, 1996)

    10.16*+    Employment Agreement, dated December 16, 1999, between Aviall,
               Inc. and Paul E. Fulchino (Exhibit 10.16 to the 1999 Form 10-K)

    10.17*+ Non-Qualified Stock Option Agreement, dated December 21, 1999 between Aviall, Inc. and Paul E. Fulchino (Exhibit 10.17 to the
               1999 Form 10-K)

    10.18*     Revolving Credit and Term Loan Agreement, dated December 23,
               1999, among Aviall, Inc. and the financial institutions thereto
               (Exhibit 10.18 to the 1999 Form 10-K)

    10.19 First Amendment to Revolving Credit and Term Loan Agreement, dated October 2, 2000, among Aviall, Inc. and the financial institutions thereto

    10.20*     Distribution Services Agreement, dated November 3, 1999, between
               Allison Engine Company, Inc. d/b/a Rolls-Royce Allison and Aviall
               Services, Inc. (Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule
               24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.) (Exhibit 10.19 to the 1999 Form 10-K)

    21.1       Subsidiaries of Aviall

    23.1       Consent of PricewaterhouseCoopers LLP

    24.1       Powers of Attorney of directors and officers of Aviall

---------
* Each document marked with an asterisk is incorporated herein by reference to the designated document previously filed with the Commission.

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

                                           AVIALL, INC.

March 29, 2001                             By  /s/ Paul E. Fulchino
                                               --------------------
                                               Paul E. Fulchino
                                               Chairman, President and Chief
                                               Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

           Signature                                      Title
           ---------                                      -----
      /s/ Paul E. Fulchino            Chairman, President and Chief Executive Officer
----------------------------------             (Principal Executive Officer)
          Paul E. Fulchino

    /s/ Jacqueline K. Collier                   Vice President and Controller
----------------------------------              (Principal Accounting Officer)
      Jacqueline K. Collier

  /s/ Cornelius Van Den Handel                  Vice President and Treasurer
----------------------------------              (Principal Financial Officer)
    Cornelius Van Den Handel

        Donald R. Muzyka*                                 Director
----------------------------------
        Donald R. Muzyka

     Richard J. Schnieders*                               Director
----------------------------------
      Richard J. Schnieders

     Jonathon M. Schofield*                               Director
----------------------------------
      Jonathon M. Schofield

        Arthur E. Wegner*                                 Director
----------------------------------
        Arthur E. Wegner

        Bruce N. Whitman*                                 Director
----------------------------------
       Bruce N. Whitman

* The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K pursuant to the Powers of Attorney executed on behalf of the above-named directors of the Registrant and contemporaneously filed herewith with the Securities and Exchange Commission.

March 29, 2001                                          /s/ Jeffrey J. Murphy
                                                        ---------------------
                                                        Jeffrey J. Murphy
                                                        Attorney-in-Fact

                                  AVIALL, INC.

        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                  PAGE
ITEM 14(a)(1):  CONSOLIDATED FINANCIAL STATEMENTS

     REPORT OF INDEPENDENT ACCOUNTANTS.............................F-2

     CONSOLIDATED FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF INCOME.........................F-3

         CONSOLIDATED BALANCE SHEETS...............................F-4

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY...........F-5

         CONSOLIDATED STATEMENTS OF CASH FLOWS.....................F-6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................F-7

ITEM 14(a)(2):  CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

     SCHEDULE II - VALUATION ACCOUNTS.............................F-26

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
     and Shareholders of Aviall, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 20 present fairly, in all material respects, the financial position of Aviall, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 20 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP
Dallas, Texas
February 1, 2001

                                  AVIALL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         Years Ended December 31,
                                                                 ---------------------------------------
                                                                     2000          1999          1998
                                                                 -----------   -----------   -----------
Net sales                                                        $   485,920       371,901       404,207
Cost of sales                                                        374,656       276,476       302,604
                                                                 -----------   -----------   -----------
Gross profit                                                         111,264        95,425       101,603
Operating and other expenses:
   Selling and administrative expenses                                84,765        75,987        69,361
   Nonrecurring loss                                                      --         6,029            --
   Interest expense                                                    8,407         3,345         2,681
                                                                 -----------   -----------   -----------
Earnings from continuing operations before income taxes               18,092        10,064        29,561
Provision (benefit) for income taxes                                   7,526         4,949       (32,175)
                                                                 -----------   -----------   -----------
Earnings from continuing operations                                   10,566         5,115        61,736
Discontinued operations:
   Gain on disposal (net of income tax expense of $572 in 2000
     and $2,640 in 1999)                                               1,062         4,588         2,821
                                                                 -----------   -----------   -----------
Earnings from discontinued operations                                  1,062         4,588         2,821
                                                                 -----------   -----------   -----------
Net earnings                                                     $    11,628         9,703        64,557
                                                                 ===========   ===========   ===========

Basic net earnings per share:
   Earnings from continuing operations                           $      0.58          0.28          3.22
   Earnings from discontinued operations                                0.06          0.25          0.15
                                                                 -----------   -----------   -----------
   Net earnings                                                  $      0.64          0.53          3.37
                                                                 ===========   ===========   ===========
Weighted average common shares                                    18,313,401    18,222,526    19,150,869
                                                                 ===========   ===========   ===========
Diluted net earnings per share:
   Earnings from continuing operations                           $      0.58          0.28          3.17
   Earnings from discontinued operations                                0.06          0.25          0.15
                                                                 -----------   -----------   -----------
   Net earnings                                                  $      0.64          0.53          3.32
                                                                 ===========   ===========   ===========
Weighted average common and dilutive potential common shares      18,337,161    18,474,038    19,466,419
                                                                 ===========   ===========   ===========


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                             December 31,
                                                                         -------------------
                                                                          2000        1999
                                                                         --------   --------
ASSETS
Current assets:
   Cash and cash equivalents                                             $  4,865      1,385
   Receivables                                                             83,395     62,752
   Inventories                                                            134,156    107,562
   Prepaid expenses and other current assets                                5,168      2,424
   Deferred income taxes                                                    9,723     12,809
                                                                         --------   --------
Total current assets                                                      237,307    186,932
                                                                         --------   --------
Property and equipment                                                     17,389     10,637
Intangible assets                                                          73,906     72,902
Deferred income taxes                                                      62,576     65,746
Other assets                                                                4,273      4,423
                                                                         --------   --------
Total assets                                                             $395,451    340,640
                                                                         ========   ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                     $  9,025      8,811
   Accounts payable                                                        66,657     35,063
   Accrued expenses                                                        29,431     29,493
                                                                         --------   --------
Total current liabilities                                                 105,113     73,367
                                                                         --------   --------
Long-term debt                                                             81,397     69,200
Other liabilities                                                          17,267     18,840
Commitments and contingencies                                                  --         --
Shareholders' equity (common stock of $.01 par value per share;
   20,334,664 shares and 20,272,596 shares issued at December 31, 2000 and 1999, respectively; 18,332,662 shares and 18,272,596 shares
   outstanding at December 31, 2000 and 1999, respectively)               191,674    179,233
                                                                         --------   --------
Total liabilities and shareholders' equity                               $395,451    340,640
                                                                         ========   ========


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                     Common Stock                                                                      Total
                            --------------------------                                  Additional     Retained        Share-
                               Shares                     Treasury        Unearned       Paid-In       Earnings       holders'
                            Outstanding         Amount     Stock        Compensation     Capital       (Deficit)       Equity
                            -----------         ------   -----------    -----------    -----------    -----------    -----------
At December 31, 1997         19,900,195         $  199            --           (653)       321,020       (193,205)   $   127,361
Net earnings                         --             --            --             --             --         64,557         64,557
Restricted stock awards              --             --            --           (383)           383             --             --
Compensation expense                 --             --            --            323             --             --            323
Common stock issued             280,072              3            --             --          3,360             --          3,363
Treasury stock, at cost      (2,000,000)            --       (27,733)            --             --             --        (27,733)
Reversal of valuation
  allowance on tax
  benefit from exercise
  of stock options in
  prior years                        --             --            --             --            455             --            455
Tax benefit from exercise
  of stock options                   --             --            --             --            263             --            263
                            -----------         ------   -----------    -----------    -----------    -----------    -----------
At December 31, 1998         18,180,267            202       (27,733)          (713)       325,481       (128,648)       168,589
Net earnings                         --             --            --             --             --          9,703          9,703
Restricted stock
   cancellations                 (2,935)            --            --            346           (346)            --             --
Compensation expense                 --             --            --            104             --             --            104
Common stock issued              95,264              1            --             --            708             --            709
Tax benefit from exercise
  of stock options                   --             --            --             --            128             --            128
                            -----------         ------   -----------    -----------    -----------    -----------    -----------
At December 31, 1999         18,272,596            203       (27,733)          (263)       325,971       (118,945)       179,233
Net earnings                         --             --            --             --             --         11,628         11,628
Restricted stock awards              --             --            --           (672)           672             --             --
Compensation expense                 --             --            --            371             --             --            371
Common stock issued              62,068              1            --             --            434             --            435
Treasury stock, at cost          (2,002)            --           (16)            --             --             --            (16)
Tax benefit from exercise
  of stock options                   --             --            --             --             23             --             23
                            -----------         ------   -----------    -----------    -----------    -----------    -----------

At December 31, 2000         18,332,662         $  204       (27,749)          (564)       327,100       (107,317)   $   191,674
                            ===========         ======   ===========    ===========    ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                            Years Ended December 31,
                                                         --------------------------------
                                                           2000        1999        1998
                                                         --------    --------    --------
OPERATING ACTIVITIES:
   Net earnings                                          $ 11,628       9,703      64,557
   Gain on disposal of discontinued operations             (1,062)     (4,588)     (2,821)
   Nonrecurring loss                                           --       6,029          --
   Depreciation and amortization                            9,232       6,775       5,695
   Compensation expense on restricted stock awards            371         104         323
   Deferred income taxes                                    5,684       2,709     (33,870)
   Reversal of valuation allowance on tax benefit from
     exercise of stock options in prior years                  --          --         455
   Tax benefit from exercise of stock options                  23         128         263
   Changes in:
     Receivables                                          (20,643)     (3,395)        424
     Inventories                                          (26,319)    (24,880)    (10,564)
     Accounts payable                                      31,594       3,448       3,850
     Accrued expenses                                        (196)     (5,213)     (3,489)
     Other, net                                            (2,644)     (2,800)     (4,571)
                                                         --------    --------    --------
Net cash provided by (used for) operating activities        7,668     (11,980)     20,252
                                                         --------    --------    --------
INVESTING ACTIVITIES:
   Capital expenditures                                   (10,961)     (4,256)     (3,726)
   Purchase of distribution rights                         (5,645)    (17,000)     (5,753)
   Sales of property, plant and equipment                      25         167         109
                                                         --------    --------    --------
Net cash used for investing activities                    (16,581)    (21,089)     (9,370)
                                                         --------    --------    --------
FINANCING ACTIVITIES:
   Net change in revolving credit facility                 16,004      20,387      17,623
   Debt repaid                                             (6,000)    (28,004)     (8,555)
   Debt proceeds                                            2,407      40,000          --
   Debt issue costs paid                                     (437)     (1,774)         --
   Issuance of common stock                                   435         709       3,363
   Purchase of treasury stock                                 (16)         --     (27,733)
                                                         --------    --------    --------
Net cash provided by (used for) financing activities       12,393      31,318     (15,302)
                                                         --------    --------    --------
Change in cash and cash equivalents                         3,480      (1,751)     (4,420)
Cash and cash equivalents, beginning of year                1,385       3,136       7,556
                                                         --------    --------    --------
Cash and cash equivalents, end of year                   $  4,865       1,385       3,136
                                                         ========    ========    ========
CASH PAID FOR INTEREST AND INCOME TAXES:
   Interest                                              $  7,686       3,018       2,643
   Income taxes                                          $  2,341       1,930       1,430


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND AND ORGANIZATION

     Aviall, Inc. ("Aviall" or the "Company") is the largest independent global provider of new aviation parts and related aftermarket services through its subsidiary, Aviall Services, Inc. ("Aviall Services"). Aviall also provides information and facilitates commerce to the aviation, marine and defense industries through its global electronic marketplace, Inventory Locator Services, Inc. ("ILS"), which is a subsidiary of Aviall. The Company reports Aviall Services and ILS as separate operating segments (see Note 17).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of Aviall and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation. The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the consolidated financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

REVENUE RECOGNITION. Income from parts sales is recognized upon shipment of the product to customers. Income from inventory information services is recognized as services are rendered. Shipping and handling costs billed to customers are recognized as revenue.

CASH AND CASH EQUIVALENTS. The Company considers all highly liquid, interest-bearing instruments with an original maturity of three months or less to be cash equivalents. The Company reclassifies cash overdrafts to accounts payable. Cash overdrafts included in accounts payable were $19.7 million and $4.5 million at December 31, 2000 and 1999, respectively.

INVENTORIES. Inventories, composed of aviation parts, are valued at the lower of average cost or market. Provision is made for estimated excess and obsolete inventories. Reserves for excess and obsolete inventory amounted to $4.7 million and $6.7 million at December 31, 2000 and 1999, respectively.

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

INTANGIBLE ASSETS. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is amortized using the straight-line method over the expected life, which is 40 years. Other intangible assets, principally distribution rights, are amortized using both straight-line and accelerated methods over the life of the contract.

LONG-LIVED ASSETS. The Company periodically reviews the net realizable value of its long-lived assets, including goodwill and other intangible assets, through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts that are in excess of estimated gross future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. The Company believes no impairment of long-lived assets exists at December 31, 2000.

ENVIRONMENTAL COSTS. A liability for environmental assessments and/or cleanup is accrued when it is probable a loss has been incurred and such loss is estimable. Generally, the timing of these accruals coincides with the identification of an environmental obligation through the Company's internal procedures or upon notification from regulatory agencies. Recoveries from insurers or other third parties of these liabilities, if any, are recognized upon receipt of payment.

FINANCING COSTS. Fees associated with the incurrence of long-term debt are reflected as a discount on the associated debt. Issue costs associated with obtaining debt are recorded as a deferred charge. All fees and issue costs are included in interest expense and amortized over the term of the related debt utilizing an effective interest rate method. Amortization of financing costs amounted to $0.7 million, $0.3 million and $0.3 million in 2000, 1999 and 1998, respectively.

FOREIGN CURRENCY TRANSLATION. The Company's foreign operations utilize the U.S. dollar as their functional currency. Translation and transaction (gains) and losses included in earnings amounted to $0.8 million, $(0.1) million and $0.3 million in 2000, 1999 and 1998, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying values of current assets and liabilities approximate fair value due to the short-term maturities of these assets and liabilities. At December 31, 2000 and 1999, the carrying value of debt approximates fair value.

STOCK-BASED COMPENSATION. The Company accounts for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and makes the appropriate disclosures as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

NEW ACCOUNTING PRONOUNCEMENTS. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," in June 1998. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Changes in the fair value of derivatives that do not qualify as hedges are recognized in earnings when they occur. Changes in the fair value of derivatives that qualify as hedges are generally recognized in earnings in the same period as the item being hedged. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company has completed its review of derivative instruments and other contracts that might be considered or contain derivative instruments (see Note 10).

     The Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Revenues and Costs" ("EITF 00-10"), that all amounts billed to a customer related to shipping and handling represent revenues earned for the goods provided and should be classified as revenue. The Company implemented EITF 00-10 in the fourth quarter of 2000. Accordingly, the Company has reclassified comparative financial statement information for all prior periods presented to reflect the classification prescribed by EITF 00-10.

NOTE 3 - DISCONTINUED OPERATIONS

     In January 1996, the Company announced its intention to exit the commercial engine services businesses and, accordingly, reported these businesses as discontinued operations in its 1995 Consolidated Financial Statements. A $212.5 million charge, net of tax, was recorded in 1995 to reflect the estimated fair market value of the assets and disposal costs associated with the sales. These businesses were sold in 1996.

     The sale agreements required the Company to retain certain liabilities, primarily environmental, product liability insurance and pension. The losses associated with these liabilities were estimated and included in the 1995 discontinued operations provision. The actual cost of these obligations may not become known for a number of years. In the case of environmental, factors included in the original estimate of loss, such as level of remediation required, could change significantly from the Company's original estimate. Accordingly, certain adjustments may be required in future periods to reflect changes in these estimates. As of December 31, 2000 and 1999, these retained liabilities, primarily environmental, amounted to $14.3 million and $18.0 million, respectively.

     During 2000, 1999 and 1998, the Company recognized a gain on disposal of $1.1 million (net of tax expense of $0.6 million), $4.6 million (net of tax expense of $2.6 million) and $2.8 million, respectively, related to changes in estimates of certain liabilities as a result of the expiration of the indemnification periods under the asset sale contracts and revised projections for certain liabilities based on recent experiences.

NOTE 4 - NONRECURRING ITEMS

1999 LOSS. During 1999, the Company recorded a $6.0 million loss related to costs incurred during the year for the strategic review process, executive severance pay and the write-down of inventory for discontinued product lines.

NOTE 5 - RECEIVABLES

(In Thousands)                       2000     1999
--------------                     -------   ------
Trade                              $81,118   61,990
Other                                4,993    4,917
                                   -------   ------
                                    86,111   66,907
Allowance for doubtful accounts     (2,716)  (4,155)
                                   -------   ------
                                   $83,395   62,752
                                   =======   ======

NOTE 6 - PROPERTY AND EQUIPMENT

(In Thousands)                   2000        1999
--------------                 --------    --------
Software and hardware          $ 16,036      15,902
Equipment                        15,758      14,710
Leasehold improvements            4,132       3,918
Capital projects in progress      6,807          --
                               --------    --------
                                 42,733      34,530
Accumulated depreciation        (25,344)    (23,893)
                               --------    --------
                               $ 17,389      10,637
                               ========    ========

     Capital projects in progress included $6.8 million of capitalized software costs.

NOTE 7 - INTANGIBLE ASSETS

(In Thousands)                2000        1999
--------------             ---------    ---------
Goodwill                   $  79,405       79,405
Distribution rights           28,398       22,753
                           ---------    ---------
                             107,803      102,158
Accumulated amortization     (33,897)     (29,256)
                           ---------    ---------
                           $  73,906       72,902
                           =========    =========

     In 2000, the Company acquired from Honeywell the rights to distribute hydromechanical controls products for a ten-year period. As a result of this contract, $5.6 million was recorded for distribution rights. In 1999, the Company paid $17.0 million to Rolls-Royce for the exclusive rights to distribute the Model 250 turbine engine line for a ten-year period.


NOTE 8 - ACCRUED EXPENSES

(In Thousands)                             2000       1999
-------------                             -------    ------
Salaries, wages and benefits              $12,658    12,417
Operating taxes                             2,978     2,968
Self-insurance reserves                     1,842     1,442
Environmental reserves, current portion       910     3,708
Other                                      11,043     8,958
                                          -------    ------
                                          $29,431    29,493
                                          =======    ======

NOTE 9 - DEBT

(In Thousands)           2000        1999
--------------         --------    --------
Term Loan              $ 34,000      40,000
Revolver                 52,000      35,200
Other                     4,422       2,811
                       --------    --------
                         90,422      78,011
Less current portion     (9,025)     (8,811)
                       --------    --------
                       $ 81,397      69,200
                       ========    ========

     The Company's senior secured credit facilities (the "Credit Facilities") consist of a $40.0 million secured term loan with amortizing principal payments due through 2004 (the "Term Loan") and a $90.0 million revolving loan due in 2004 (the "Revolver"), with availability determined by reference to a borrowing base of eligible accounts receivable and inventory. Borrowings under the Credit Facilities bear interest, at the option of the Company, based upon either of two floating-rate options: the Eurodollar Rate plus an applicable margin ranging from 1.25% to 2.25%, depending upon certain of the Company's financial ratios, or the Base Rate. The Base Rate is the higher of the agent bank's prime rate or the federal funds rate plus 0.5%, plus an applicable margin ranging from 0.25% to 1.25%, depending upon certain of the Company's financial ratios. The applicable margin for the period from December 1999 through July 2000 was 2.25% and 1.25% for the Eurodollar and Base Rate options, respectively. The applicable margin for the period from August 2000 through December 2000 was 2.00% and 1.00% for the Eurodollar and Base Rate options, respectively. Interest is payable on a quarterly basis.

     At December 31, 2000 and 1999, the floating interest rate on the Term Loan was 8.38% and 8.82%, respectively, and the floating interest rate on the Revolver was 8.80% and 9.51%, respectively. The Credit Facilities require the Company to enter into a hedging arrangement to convert the Term Loan's floating interest rate to a fixed rate. In the first quarter of 2000, the Company fixed the interest rate on the Term Loan for a period of two years at an average Eurodollar Rate of 6.95% plus the applicable margin, which was 2.00% at December 31, 2000 (see Note 10).

     The Credit Facilities provide for the issuance of up to $10.0 million of letters of credit under the Revolver subject to the borrowing base, of which $4.6 million was utilized at December 31, 2000. As of December 31, 2000, the Company had $33.4 million available under the Revolver. Commitment fees ranging from 0.25% to 0.5% are payable on the unused portion of the Revolver. Obligations under the Credit Facilities are collateralized by substantially all of the Company's domestic assets and 65% of the stock of each of the Company's foreign subsidiaries. The Credit Facilities contain various covenants, including financial covenants and limitations on debt, dividends and capital expenditures.

     At December 31, 2000, other debt consisted of a revolving credit facility with a Canadian bank and various other notes, with interest rates ranging from 2.45% to 7.56%. At December 31, 1999, other debt consisted of a revolving credit facility with a Canadian bank with an interest rate of 6.75%.

     Scheduled debt maturities for the years subsequent to December 31, 2000 are as follows (in thousands):

Years Ending December 31,
-------------------------
2001                           $ 9,025
2002                             8,010
2003                             9,010
2004                            62,010
2005                                10
Thereafter                       2,357
                               -------
                               $90,422
                               =======

NOTE 10 - FINANCIAL INSTRUMENTS

     As more fully described in Note 2, the Company adopted the provisions of SFAS 133 effective January 1, 2001. The Company has completed its review of derivative instruments and other contracts that might be considered or contain derivative instruments.

     The Company periodically enters into interest rate swap agreements as a means to hedge its interest rate exposure on debt instruments. In addition, the Credit Facilities require the Company to enter into a hedging arrangement to convert the Term Loan's floating interest rate to a fixed rate.

     At December 31, 2000, the Company had two interest rate swaps outstanding with an aggregate notional amount of $34.0 million. The swaps effectively convert the Company's floating-rate debt to fixed-rate debt through March 31, 2002. Under terms of the agreements, the Company will pay fixed interest rates of 6.87% and 7.02%, respectively, and will receive floating rates based on LIBOR. There were no interest rate swap agreements outstanding at December 31, 1999.

     Upon adoption of SFAS 133, the Company recorded the interest rate swaps at fair value, with offsets to "Accumulated Other Comprehensive Earnings" in the equity section of the consolidated balance sheet. The fair value of the interest rate swap agreements was a liability of $0.4 million at December 31, 2000.

NOTE 11 - INCOME TAXES

     Net earnings before income taxes were taxed under the following jurisdictions:

(In Thousands)                      2000       1999      1998
--------------                     -------   -------   -------
Domestic                           $18,371    14,708    31,235
Foreign                              1,355     2,584     1,147
                                   -------   -------   -------
Net earnings before income taxes   $19,726    17,292    32,382
                                   =======   =======   =======

     The provision (benefit) for income taxes consisted of the following components:

(In Thousands)                          2000      1999       1998
--------------                         -------   -------    -------
Current tax expense:
   U.S. federal                        $   150       269        455
   U.S. state                              761       554        102
   Foreign                                 931     1,417      1,138
                                       -------   -------    -------
                                         1,842     2,240      1,695
                                       -------   -------    -------
Deferred tax expense (benefit):
   U.S. federal                          6,206     5,434    (33,944)
   Foreign                                  50       (85)        74
                                       -------   -------    -------
                                         6,256     5,349    (33,870)
                                       -------   -------    -------
Provision (benefit) for income taxes   $ 8,098     7,589    (32,175)
                                       =======   =======    =======

     A reconciliation of the U.S. federal statutory tax rate with the effective tax rate follows:

(Dollars in Thousands)                                             2000               1999                1998
----------------------                                       ---------------   ----------------    ----------------
                                                              Amount     %      Amount     %        Amount      %
                                                             -------   -----   -------    -----    -------    -----
Provision at the statutory rate                              $ 6,904    35.0     6,052     35.0     11,334     35.0
Valuation allowance                                              146     0.7       496      2.9    (46,080)  (142.3)
Amortization of goodwill                                         671     3.4       765      4.4        765      2.4
State income taxes, net of federal income tax benefit            158     0.8       280      1.6        773      2.4
Miscellaneous items, net                                         219     1.1        (4)      --      1,033      3.1
                                                             -------   -----   -------    -----    -------    -----
                                                             $ 8,098    41.0     7,589     43.9    (32,175)   (99.4)
                                                             =======   =====   =======    =====    =======    =====

     The significant temporary differences that gave rise to deferred income taxes as of December 31 consisted of the following:

(In Thousands)                                  2000        1999
-------------                                 --------    --------
Deferred income tax assets:
   Loss carryforwards and credits
     U.S. federal                             $ 57,708      59,611
     U.S. state                                  8,044       9,004
     Foreign                                       945       3,313
   Compensation-related items                    5,217       6,652
   Inventory-related items                       5,062       5,316
   Environmental-related items                   5,329       6,396
   Property and equipment basis differences      1,143         940
   Accounts receivable allowances                  922       1,448
   Other items                                     178         395
                                              --------    --------
                                                84,548      93,075
   Valuation allowance                         (10,017)    (12,316)
                                              --------    --------
Deferred income tax assets                      74,531      80,759
                                              --------    --------
Deferred income tax liabilities:
   Other items                                  (2,232)     (2,204)
                                              --------    --------
Deferred income tax liabilities                 (2,232)     (2,204)
                                              --------    --------
Net deferred income tax asset                 $ 72,299      78,555
                                              ========    ========

     The Company periodically assesses the realizability of deferred tax assets and adjusts the related valuation allowance based on the amount of deferred tax assets that management believes is more likely than not to be realized. Management believes it may not generate sufficient future income in primarily state and foreign tax jurisdictions to utilize all net operating loss ("NOL") carryforwards before their expiration and, as a result, has retained a valuation allowance of $10.0 million. The valuation allowance decreased $2.3 million and $2.4 million in 2000 and 1999, respectively, primarily due to expiring state NOLs. In the fourth quarter of 1998, the Company released $33.5 million of valuation allowance associated with U.S. federal deferred tax assets based on management's assessment of historical earnings and expected future operating results. An additional $11.9 million of net valuation allowance was released in 1998 due to utilization of the NOL from actual current year earnings. In total, $45.4 million of the valuation allowance was released in 1998, resulting in a net income tax benefit of $32.2 million.

     The Company has an NOL carryforward for U.S. federal income tax purposes of approximately $161.7 million substantially expiring in 2009 through 2011. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the NOL carryforward that could be utilized.

     Deferred taxes have not been provided on temporary differences related to investments in foreign subsidiaries that are considered permanent in duration. These temporary differences consist primarily of undistributed foreign earnings of $7.7 million and $6.0 million at December 31, 2000 and 1999, respectively. These earnings could become subject to additional tax if such amounts are remitted as dividends to the U.S. parent. It is not practicable to estimate the amount of additional tax that may be payable on these foreign earnings.

NOTE 12 - PENSION PLANS AND POSTRETIREMENT BENEFITS

PENSION PLANS. Substantially all domestic employees are covered by a defined benefit plan maintained by the Company (the "Aviall Pension Plan"). These employees were given credit under the Aviall Pension Plan for prior service in a plan maintained by a former parent company, which retained the pension fund assets and accumulated benefit obligation related to these participants. In addition to the Aviall Pension Plan, the Company maintains two other defined benefit pension plans.

     The following table reflects the components of net pension expense for all defined benefit plans:

(In Thousands)                     2000       1999        1998
--------------                    -------    -------    -------
Service cost                      $   931      1,218        982
Interest cost                       2,997      2,928      2,788
Expected return on plan assets     (2,800)    (2,575)    (2,398)
Prior service cost amortization       101        101        101
Net (gain) loss recognition          (154)       194        115
                                  -------    -------    -------
Net pension expense               $ 1,075      1,866      1,588
                                  =======    =======    =======

     The following table reflects the reconciliations of the beginning and ending balances of the fair value of plan assets and benefit obligation and the funded status for all plans:

(In Thousands)                                          2000        1999
--------------                                        --------    --------
Fair value of plan assets at beginning of period      $ 41,739      41,169
Actual return on plan assets                             2,183       2,073
Contributions by the employer                              312         904
Benefits paid                                           (2,120)     (2,083)
Expenses paid                                             (419)       (324)
                                                      --------    --------
Fair value of plan assets at end of period              41,695      41,739
                                                      --------    --------
Projected benefit obligation at beginning of period     39,988      45,507
Service cost                                               931       1,218
Interest cost                                            2,997       2,928
Actuarial losses (gains)                                   208      (7,258)
Benefits paid                                           (2,120)     (2,083)
Expenses paid                                             (419)       (324)
                                                      --------    --------
Projected benefit obligation at end of period           41,585      39,988
                                                      --------    --------
Funded status                                              111       1,751
Unrecognized net gains                                  (5,787)     (6,766)
Unamortized prior service cost                             221         323
                                                      --------    --------
Accrued pension expense                               $ (5,455)     (4,692)
                                                      ========    ========

     The following table sets forth the year-end actuarial assumptions used in the accounting for the plans:

                                                                2000         1999       1998
                                                              --------    --------    --------
Discount rate for determining projected benefit obligation      7.75%       8.00%       6.50%
Rate of increase in compensation levels                         4.50%       4.50%       4.50%
Expected long-term rate of return on plan assets                7.75%       7.75%       7.75%

POSTRETIREMENT BENEFITS. The Company maintains plans that provide retired employees with certain health care and life insurance benefits. In December 2000, the Board of Directors approved an amendment to the postretirement medical and life insurance reimbursement plans such that only employees who retired on or before December 31, 2000 will be eligible to participate in the plans. The amendment does not affect retirees currently eligible for and receiving benefits. As a result of the amendment, the Company recognized a curtailment gain of $0.7 million. Additionally, the Company will amortize the unrecognized net gain of $2.1 million at December 31, 2000 over the remaining life expectancy of eligible plan participants.

     The following tables reflect the components of net periodic postretirement benefit expense, the reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation and the funded status for all plans:

(In Thousands)                                 2000     1999     1998
--------------                                -----    -----    -----
Service cost                                  $  50       68       55
Interest cost                                   229      245      259
Net amortization and deferral                  (238)    (119)    (182)
Curtailment gain                               (710)      --       --
                                              -----    -----    -----
Net periodic postretirement benefit expense   $(669)     194      132
                                              =====    =====    =====

(In Thousands)                                                          2000       1999
--------------                                                         -------    -------
Accumulated postretirement benefit obligation at beginning of period   $ 2,975      4,038
Service cost                                                                50         68
Interest cost                                                              229        245
Expected benefits paid (net of contributions)                             (221)      (331)
Actuarial gains                                                           (178)    (1,045)
Curtailment gain                                                          (710)        --
                                                                       -------    -------
Accumulated postretirement benefit obligation at end of period           2,145      2,975
                                                                       -------    -------
Funded status                                                           (2,145)    (2,975)
Unrecognized net gains                                                  (2,079)    (2,185)
                                                                       -------    -------
Accrued unfunded postretirement benefit obligation                     $(4,224)    (5,160)
                                                                       =======    =======

     The discount rate used for determining the accumulated postretirement benefit obligation was 7.75%, 8.00% and 6.50% in 2000, 1999 and 1998,
respectively.

     The health care cost trend rate for 2000 was assumed to be 6.25%, decreasing gradually to a rate in 2007 of approximately 5.0%. Increasing and decreasing the assumed health care cost trend rates by one percentage point in each future year would not have an impact on either the accumulated postretirement benefit obligation as of December 31, 2000 or the 2000 net periodic postretirement benefit expense because Company contributions have reached the maximum allowed amount.

NOTE 13 - COMMON STOCK, PREFERRED STOCK AND INCENTIVE PLANS

COMMON AND PREFERRED STOCK. The Company is authorized to issue 80,000,000 shares of common stock, $.01 par value, and 10,000,000 shares of preferred stock, $.01 par value. Preferred stock is issuable in series, with terms fixed by resolution of the Board of Directors. No preferred stock had been issued at December 31, 2000.

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

STOCK PLANS. The Company's stock incentive plans (the "Incentive Plans") provide for grants of qualified and nonqualified stock options to key employees at a price not less than the fair market value of shares underlying such options at the date of grant. Options are for terms not exceeding 10 years. Options granted under the Incentive Plans vest over periods up to four years. The Incentive Plans also provide for grants of restricted stock, stock appreciation rights and performance units.

     The Company has also reserved 147,500 shares of common stock for issuance under its Directors Stock Plan (the "Directors Plan") of which 76,577 shares had been issued at December 31, 2000. Of the total issued, 20,818 shares, 8,245 shares and 8,784 shares of common stock were issued during 2000, 1999 and 1998, respectively, with fair values at date of issuance of $5.03 per share, $18.19 per share and $13.66 per share, respectively. Under the terms of this plan, each nonemployee director may make an election to receive shares of common stock in lieu of the annual cash retainer for services as a director. In addition, grants of options to purchase up to 3,000 shares of common stock may be made to each nonemployee director under this plan each fiscal year. During 2000, options to purchase 12,000 shares of common stock, with a price on the date of grant of $5.03 per share, were granted under the Directors Plan.

     The following table summarizes the status of stock options granted under the Incentive Plans and Directors Plan:

                                                    2000                         1999                        1998
                                            ----------------------       ---------------------       ----------------------
                                                          Weighted                    Weighted                     Weighted
                                                           Average                     Average                      Average
                                                          Exercise                    Exercise                     Exercise
                                             Shares         Price         Shares        Price         Shares         Price
                                            ---------     --------       ---------    --------       ---------     --------
Outstanding at beginning of year            2,200,314     $ 10.67        1,770,438    $ 12.07        1,944,260     $ 11.84
Granted:
   Exercise price equals market price         392,000     $  8.31        1,070,000    $  9.25          411,000     $ 14.68
Exercised                                     (41,250)    $  8.00          (56,327)   $  9.97         (270,978)    $ 11.98
Expired or cancelled                         (269,789)    $ 12.10         (583,797)   $ 12.38         (313,844)    $ 14.13
                                            ---------                    ---------                   ---------
Outstanding at end of year                  2,281,275     $ 10.15        2,200,314    $ 10.67        1,770,438     $ 12.07
                                            =========                    =========                   =========

Exercisable at end of year                  1,237,603                    1,079,155                     854,643
                                            =========                    =========                   =========

Available for grant at end of year          1,096,500                      552,500                     930,000
                                            =========                    =========                   =========


     The following table summarizes information about stock options outstanding under the Incentive Plans and Directors Plan at December 31, 2000:

                                   Options Outstanding            Options Exercisable
                         -------------------------------------   -----------------------
                                         Weighted     Weighted                  Weighted
                            Number       Average       Average     Number       Average
     Range of            Outstanding    Remaining     Exercise   Exercisable    Exercise
  Exercise Prices        at 12/31/00   Life (Years)     Price    at 12/31/00     Price
-----------------        -----------   ------------   --------   -----------    --------
$  5.03 to $  6.65            62,000       9.6         $  5.16           --      $   --
$  6.66 to $  8.31           676,867       8.1         $  7.48      303,534      $ 7.62
$  8.32 to $  9.98           450,000       8.0         $  9.20      150,000      $ 9.73
$  9.99 to $ 11.64           609,841       7.1         $ 10.98      381,173      $10.93
$ 11.65 to $ 13.30            71,832       2.7         $ 12.61       68,499      $12.65
$ 13.31 to $ 14.78           410,735       5.3         $ 14.66      334,397      $14.63
                           ---------                              ---------
                           2,281,275       7.2         $ 10.15    1,237,603      $11.07
                           =========                              =========

     The Company applies APB 25 in accounting for compensation cost associated with the Incentive Plans. Had compensation cost been determined consistent with SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts below:

                                                   2000                    1999                  1998
                                            -------------------     ------------------    -------------------
(In Thousands, Except Per Share Data)        Basic      Diluted      Basic     Diluted     Basic      Diluted
-------------------------------------       -------     -------     -------    -------    -------     -------
Net earnings:
  As reported                               $11,628      11,628      9,703      9,703      64,557      64,557
  Pro forma                                 $10,170      10,170      8,506      8,506      63,041      63,041

Net earnings per share:
  As reported                               $  0.64        0.64       0.53       0.53        3.37        3.32
  Pro forma                                 $  0.56        0.55       0.47       0.46        3.29        3.25

     Options were granted at exercise prices equal to the market price of the Company's stock on the date of grant during 2000, 1999 and 1998. The weighted average fair value of options granted was $4.16 per option in 2000, $4.75 per option in 1999 and $7.46 per option in 1998. In accordance with SFAS 123, the fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                 2000        1999        1998
                                -----       -----       -----
Risk-free interest rate          6.51%       5.70%       5.64%
Expected life (years)             6.0         7.3         6.9
Expected volatility             40.82%      38.75%      39.21%
Expected dividend yield            --          --          --

     During 2000, 108,638 shares of restricted stock with a stock price on the date of grant of $6.1875 per share were awarded under the Incentive Plans. During 1998, 32,509 shares and 700 shares of restricted stock with a stock price on the date of grant of $11.50 per share and $13.75 per share, respectively, were also awarded under the Incentive Plans. There were no awards of restricted stock under the Incentive Plans during 1999. The restricted stock vests three years from the date of grant. All restricted stock carries full dividend rights. Recipients of restricted stock awards granted under the 1998 Incentive Plan have full voting rights. Recipients of grants of restricted stock made under the Company's 1993 Incentive Plan are not entitled to vote the shares until the awards have vested. Unearned compensation is charged to shareholders' equity based on the market value of the Company's common stock at the date of the award. Compensation expense of $0.4 million, $0.1 million and $0.3 million was recognized in 2000, 1999 and 1998, respectively, related to restricted stock awards.

NOTE 14 - EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net earnings by the weighted average number of common and dilutive potential common shares outstanding during the period. Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

     A reconciliation of the denominator of the basic and diluted EPS calculations for income from continuing operations follows:

                                                                  2000         1999         1998
                                                               ----------   ----------   ----------
Weighted average common shares                                 18,313,401   18,222,526   19,150,869
Effect of dilutive securities:
   Stock options                                                    2,051      195,926      232,957
   Restricted stock rights                                         21,709       55,586       82,593
                                                               ----------   ----------   ----------
Weighted average common and dilutive potential common shares   18,337,161   18,474,038   19,466,419
                                                               ==========   ==========   ==========

     Options to purchase 2,270,228, 579,567 and 891,534 shares of common stock at exercise prices ranging from $7.31 to $14.78, $12.75 to $16.00 and $11.75 to $16.00 were outstanding at December 31, 2000, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock.

NOTE 15 - ENVIRONMENTAL MATTERS

OVERVIEW. Aviall Services, which includes parts repair operations, uses certain chemicals in small quantities that have been classified by various state and federal agencies as hazardous material. The Company is not currently involved in any cleanup related to these facilities to comply with state and federal regulations. Due to the small quantities of chemicals used, it is not expected that any material environmental liabilities will be incurred related to these operations.

     Certain of the Company's previously owned businesses used certain chemicals classified by various state and federal agencies as hazardous substances. The Company retains environmental liabilities related to these businesses for the period prior to their sale. The Company is involved in various stages of investigation, cleanup and closure to comply with state and federal regulations at certain of these locations. The primary locations are Dallas (Forest Park), Texas; Dallas (Love Field), Texas; Irving (Carter Field), Texas; McAllen, Texas; and Prestwick, Scotland.

PREVIOUSLY OWNED PROPERTIES. The Company has completed required remediation on soil and ground water issues and received state agency closure letters requiring no further action for the Carter Field and McAllen locations. The Company has submitted a closure report requesting that remediation occur through natural attenuation for soil and ground water issues for the Prestwick, Scotland site. The Company expects to receive agreement from the Scottish Environmental Protection Agency in 2001. For the former Forest Park facility, an amended closure letter from the responsible state agency was received in February 2001. Corrective measures approved by the responsible state agency are being conducted at this site. In addition, a Conceptual Exposure Assessment Model for the Love Field location has been submitted by the Company to the responsible state agency for approval. The Company expects to receive a closure letter with continuing care for this site from the state agency in late 2001 or early 2002. Based on current information, the Company believes existing financial reserves for these previously owned properties are sufficient. In addition, the Company is in litigation with a previous owner of certain of these locations as to their potential shared liability associated with the cleanup of these sites. Due to the uncertainty of recoverability of this claim, the Company has not recorded a receivable. In March 1999, a $1.5 million settlement was paid by insurers of the properties related to claims made by the Company.

THIRD-PARTY SITES AND OTHER MATTERS. The Company has been named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and the Superfund Amendments and Reauthorization Act at five third-party disposal sites to which wastes were allegedly sent by the previous owner of assets used in the Company's discontinued engine services operations. The Company did not use these identified disposal sites. Accordingly, the previous owner has retained, and has been discharging, all liability associated with the cleanup of these sites pursuant to the sales agreement. Although the Company could be potentially liable in the event of nonperformance by the previous owner, it does not anticipate nonperformance. Based on this information, the Company has not accrued for any costs associated with these third-party sites. The Company has also received notices or inquiries from certain state agencies and other private parties with respect to certain other environmental matters. These matters are under investigation. All probable costs are estimated and accrued in environmental reserves.

ACCOUNTING AND REPORTING. At December 31, 2000 and 1999, accrued environmental liabilities were $13.8 million and $17.0 million, respectively. No environmental expense was recorded in 2000, 1999 or 1998. The Company's probable environmental loss estimates are based on information obtained from independent environmental engineers and/or from Company experts regarding the nature and extent of environmental contamination, remedial alternatives available and the cleanup criteria required by relevant governmental agencies. The estimated costs include anticipated site testing, consulting, remediation, disposal, post-remediation monitoring and related legal fees based on available information and represent the undiscounted costs to resolve the environmental matters in accordance with prevailing federal, state and local requirements.

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

NOTE 16 - COMMITMENTS AND CONTINGENCIES

     Under leases, primarily for parts distribution facilities, software and hardware, rent expense included in earnings from continuing operations was $8.4 million, $6.1 million and $6.2 million in 2000, 1999 and 1998, respectively, and was offset by sublease income of $0.2 million, $0.4 million and $0.4 million in 2000, 1999 and 1998, respectively.

     Future minimum payments under noncancellable operating leases with initial or remaining terms of one year or more at the end of 2000 are as follows (in thousands):

Years Ending December 31,
-------------------------
2001                                        $  6,712
2002                                           5,276
2003                                           3,901
2004                                           1,739
2005                                             662
Thereafter                                       197
                                            --------
                                              18,487
Less amounts representing sublease income       (529)
                                            --------
Total minimum lease payments                $ 17,958
                                            ========

     The Company is negotiating a new ten-year lease for a 280,000 square-foot facility to be constructed in Irving, Texas near Dallas/Fort Worth Airport. This facility will be the location of the Company's corporate headquarters and Aviall Services' main operations center. The lease payments of approximately $1.7 million per year are expected to commence upon completion of the building, which is anticipated to occur in the fourth quarter 2001. The Company will seek to sublease an existing Dallas facility with a lease expiration date subsequent to December 31, 2001.

     In addition to the environmental-related matters discussed in Note 15, the Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. Based on information presently available, management believes that the ultimate disposition of these other matters will not have a material adverse effect on the Company's results of operations, cash flows or financial condition.

     The Company, through its participation in the global aviation aftermarket, can be affected by the general economic cycle, particularly as it influences flight activity in commercial, business and general aviation. The services provided by ILS can be influenced by the rapidly evolving information and communications industry. The Company purchases a significant portion of its product from Rolls-Royce pursuant to a distribution contract.

     The Company uses the U.S. dollar as the functional currency for all foreign operations and, therefore, recognizes all translation gains and losses in earnings. Changes in foreign currency exchange rates could affect the Company's earnings. In addition, the Company's earnings are affected by changes in short-term interest rates as a result of borrowings under its revolving credit facilities, which bear interest based on floating rates.

NOTE 17 - SEGMENT AND RELATED INFORMATION

     The Company has two reportable operating segments: new aviation parts distribution and on-line inventory information services. This results from differences in the nature of the products and services sold and the related distribution methods. The Company distributes, through Aviall Services, new aviation parts to both the commercial and general aviation markets. It provides a link between parts manufacturers, sellers and buyers by purchasing parts for its own account and reselling such parts. In addition, the Company, through ILS, is a provider of traditional dial-up and web-based inventory information services to the aviation, marine and defense industries. Suppliers of parts, equipment and services list their inventory and capabilities on the ILS system for access by buyers, and ILS charges a subscription fee to access or list data. Aviall's reportable segments are managed separately due to current marketing strategies.

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

     The following tables present information by operating segment (in thousands):

Revenues            2000       1999       1998
--------          --------   --------   --------
Aviall Services   $457,931    342,008    375,597
ILS                 27,989     29,893     28,610
                  --------   --------   --------
Total revenue     $485,920    371,901    404,207
                  ========   ========   ========

     Revenues have been restated as a result of the implementation of EITF 00-10.

Profit                                                      2000         1999         1998
------                                                    ---------    ---------    ---------
Aviall Services                                           $  21,483        8,750       22,031
ILS                                                          12,636       16,720       16,466
                                                          ---------    ---------    ---------
   Reportable segment profit                                 34,119       25,470       38,497
Nonrecurring loss                                                --       (6,029)          --
Corporate                                                    (7,620)      (6,032)      (6,255)
Interest expense                                             (8,407)      (3,345)      (2,681)
                                                          ---------    ---------    ---------
Earnings from continuing operations before income taxes   $  18,092       10,064       29,561
                                                          ---------    ---------    ---------

Depreciation and amortization                                2000         1999         1998
-----------------------------                             ---------    ---------    ---------
Aviall Services                                           $   7,561        5,706        4,605
ILS                                                             822          582          491
                                                          ---------    ---------    ---------
   Reportable segment depreciation and amortization           8,383        6,288        5,096
Corporate                                                       170          222          258
Debt issue cost included in interest expense                    679          265          341
                                                          ---------    ---------    ---------
Total depreciation and amortization                       $   9,232        6,775        5,695
                                                          =========    =========    =========

Assets                                                      2000         1999         1998
------                                                    ---------    ---------    ---------
Aviall Services                                           $ 309,826      252,162      212,210
ILS                                                          11,624        7,773        7,589
                                                          ---------    ---------    ---------
   Reportable segment assets                                321,450      259,935      219,799
Corporate                                                     1,702        2,150          951
Deferred tax asset                                           72,299       78,555       83,896
                                                          ---------    ---------    ---------
Total assets                                              $ 395,451      340,640      304,646
                                                          =========    =========    =========

Long-lived asset additions                                  2000         1999         1998
--------------------------                                ---------    ---------    ---------
Aviall Services                                           $  11,662       20,426        9,085
ILS                                                           4,908          808          409
                                                          ---------    ---------    ---------
   Reportable segment long-lived asset additions             16,570       21,234        9,494
Corporate                                                        36           22           25
                                                          ---------    ---------    ---------
Total long-lived asset additions                          $  16,606       21,256        9,519
                                                          =========    =========    =========

     The following table presents revenues by geographic area based on sales destination (in thousands). Revenues have been restated as a result of the implementation of EITF 00-10.

Revenues              2000       1999       1998
--------            --------   --------   --------
United States       $333,093    265,805    283,190
Foreign countries    152,827    106,096    121,017
                    --------   --------   --------
Total revenue       $485,920    371,901    404,207
                    ========   ========   ========

     The following table presents long-lived assets by physical location (in thousands):

Long-lived assets            2000      1999      1998
-----------------         -------   -------   -------
United States             $88,839    81,046    66,384
Foreign countries           2,456     2,493     2,656
                          -------   -------   -------
Total long-lived assets   $91,295    83,539    69,040
                          =======   =======   =======

     The Company did not derive 10% or more of its total net sales from any individual customer.

NOTE 18 - QUARTERLY RESULTS OF OPERATIONS

     The following is a summary of the unaudited quarterly results of operations for 2000 and 1999 (in thousands, except share data). Net sales, cost of sales, and selling and administrative expenses have been restated as a result of the implementation of EITF 00-10.

                                                       First             Second            Third             Fourth
2000 (Unaudited)                                      Quarter            Quarter          Quarter            Quarter
----------------                                   -------------     -------------     -------------     -------------
Net sales                                          $     114,905           121,660           124,553           124,802
Cost of sales                                             87,640            93,643            97,027            96,346
                                                   -------------     -------------     -------------     -------------
Gross profit                                              27,265            28,017            27,526            28,456
Operating and other expenses:
   Selling and administrative expenses                    21,355            21,215            21,109            21,086
   Interest expense                                        2,101             2,206             2,096             2,004
                                                   -------------     -------------     -------------     -------------
Earnings from continuing operations before
   income taxes                                            3,809             4,596             4,321             5,366
Provision for income taxes                                 1,626             2,072             1,596             2,232
                                                   -------------     -------------     -------------     -------------
Earnings from continuing operations                        2,183             2,524             2,725             3,134
Earnings from discontinued operations                         --               143                --               919
                                                   -------------     -------------     -------------     -------------
Net earnings                                       $       2,183             2,667             2,725             4,053
                                                   =============     =============     =============     =============
Basic net earnings per share:
   Earnings from continuing operations             $        0.12              0.14              0.15              0.17
   Earnings from discontinued operations                      --              0.01                --              0.05
                                                   -------------     -------------     -------------     -------------
   Net earnings                                    $        0.12              0.15              0.15              0.22
                                                   =============     =============     =============     =============

Weighted average common shares                        18,276,474        18,311,844        18,332,209        18,332,662
                                                   =============     =============     =============     =============

Diluted net earnings per share:
   Earnings from continuing operations             $        0.12              0.14              0.15              0.17
   Earnings from discontinued operations                      --              0.01                --              0.05
                                                   -------------     -------------     -------------     -------------
   Net earnings                                    $        0.12              0.15              0.15              0.22
                                                   =============     =============     =============     =============

Weighted average common and dilutive potential
   common shares                                      18,341,995        18,331,984        18,337,171        18,337,078
                                                   =============     =============     =============     =============

Common stock price range per share                 $7.38 to 9.69      4.38 to 8.69      4.81 to 7.25      4.50 to 6.44
                                                   =============     =============     =============     =============

Common stock trading volume, number of shares          7,949,600         6,471,800         4,762,400         3,506,000
                                                   =============     =============     =============     =============

                                                           First              Second              Third               Fourth
1999 (Unaudited)                                           Quarter            Quarter             Quarter             Quarter
----------------                                      ---------------     ---------------     ---------------     ---------------
Net sales                                             $        88,162              96,136              93,651              93,952
Cost of sales                                                  64,498              72,179              69,683              70,116
                                                      ---------------     ---------------     ---------------     ---------------
Gross profit                                                   23,664              23,957              23,968              23,836
Operating and other expenses:
   Selling and administrative expenses                         17,788              17,849              18,592              21,758
   Nonrecurring loss                                               --                  --               1,772               4,257
   Interest expense                                               720                 796                 889                 940
                                                      ---------------     ---------------     ---------------     ---------------
Earnings (loss) from continuing operations before
   income taxes                                                 5,156               5,312               2,715              (3,119)
Provision (benefit) for income taxes                            2,070               2,230               1,171                (522)
                                                      ---------------     ---------------     ---------------     ---------------
Earnings (loss) from continuing operations                      3,086               3,082               1,544              (2,597)
Earnings from discontinued operations                              --               1,426               1,228               1,934
                                                      ---------------     ---------------     ---------------     ---------------
Net earnings (loss)                                   $         3,086               4,508               2,772                (663)
                                                      ===============     ===============     ===============     ===============

Basic net earnings (loss) per share:

   Earnings (loss) from continuing operations         $          0.17                0.17                0.08               (0.14)
   Earnings from discontinued operations                           --                0.08                0.07                0.10
                                                      ---------------     ---------------     ---------------     ---------------
   Net earnings (loss)                                $          0.17                0.25                0.15               (0.04)
                                                      ===============     ===============     ===============     ===============

Weighted average common shares                             18,190,455          18,211,120          18,241,764          18,243,852
                                                      ===============     ===============     ===============     ===============

Diluted net earnings (loss) per share:

   Earnings (loss) from continuing operations         $          0.17                0.17                0.08               (0.14)
   Earnings from discontinued operations                           --                0.07                0.07                0.10
                                                      ---------------     ---------------     ---------------     ---------------
   Net earnings (loss)                                $          0.17                0.24                0.15               (0.04)
                                                      ===============     ===============     ===============     ===============

Weighted average common and dilutive potential
   common shares                                           18,470,381          18,554,391          18,590,107          18,243,852
                                                      ===============     ===============     ===============     ===============

Common stock price range per share                    $10.06 to 16.38      14.38 to 19.00       9.94 to 18.63       7.00 to 10.25
                                                      ===============     ===============     ===============     ===============

Common stock trading volume, number of shares              12,581,100           8,358,400          12,341,700           7,433,000
                                                      ===============     ===============     ===============     ===============

                                                                     SCHEDULE II

                                  AVIALL, INC.
                               VALUATION ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                       Balance at   Charged                                Balance
                                                       Beginning    to Costs                                at End
                                                        of Year    and Expense   Other     Deductions       of Year
                                                       ---------   -----------   -----     ----------      --------
Year ended December 31, 2000:
   Accounts receivable allowance                         $4,155      1,048          195(a)   (2,682)(b)      2,716
   Reserves for excess and obsolete inventories          $6,729      2,532        1,591(d)   (6,194)(c)      4,658
                                                         ======      =====        =====      ======         ======
Year ended December 31, 1999:
   Accounts receivable allowance                         $3,275      1,481          101(a)     (702)(b)      4,155
   Reserves for excess and obsolete inventories          $3,208      3,987           --        (466)(c)      6,729
                                                         ======      =====        =====      ======         ======
Year ended December 31, 1998:
   Accounts receivable allowance                         $4,238        306          163(a)   (1,432)(b)      3,275
   Reserves for excess and obsolete inventories          $3,941      1,867           --      (2,600)(c)      3,208
                                                         ======      =====        =====      ======         ======

(a)  Collection of accounts receivable previously written-off

(b)  Write-off of doubtful accounts

(c)  Write-off of excess and obsolete inventories

(d)  Reserves for inventory acquired under distribution agreements.

                               INDEX TO EXHIBITS

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

     4.1*      Form of Common Stock Certificate of Aviall (Exhibit 4 to Aviall's
               Registration Statement on Form 10, as amended (Commission File
               No. 1-12380))

     4.2* Aviall, Inc. Preferred Stock Purchase Rights Plan between Aviall and The First National Bank of Boston, dated as of December 7,
               1993 (Exhibit 10.7 to the 1993 Form 10-K)

     4.3*      Amendment No. 1 to Preferred Stock Purchase Rights Plan (Exhibit
               4.3 to Aviall's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K"))

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

    10.9*+     Addendum to Amended and Restated Severance Agreement between
               Aviall, Inc. and Bruce Langsen (Exhibit 10.2 to the March 31,
               1999 Form 10-Q)

    10.10*+    Amended and Restated Severance Pay Plan (Exhibit 10.7 to the
               March 31, 1999 Form 10-Q)

   Exhibit
     No.                           Description
   -------                         -----------

    10.11* Asset Purchase Agreement, dated as of May 31, 1994, by and between Aviall Services, Inc. and Dallas Airmotive, Inc., as amended (Exhibit 10.3 to Aviall's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994 and Exhibits 10.17 through 10.23 to Aviall's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

    10.12*+    Aviall, Inc. Employee Stock Purchase Plan (Exhibit 10.27 to
               Aviall's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1995)

    10.13*+    Aviall, Inc. Benefit Restoration Plan (Exhibit 10.5 to the March
               31, 1999 Form 10-Q)

    10.14*+    Amendment No. One to the Aviall, Inc. Benefit Restoration Plan
               (Exhibit 10.6 to the March 31, 1999 Form 10-Q)

    10.15*     Agreement of Purchase and Sale among Aviall, Inc., Aviall
               Services, Inc., Greenwich Air Services, Inc. and GASI Engine
               Services, Inc., dated April 19, 1996 (Exhibit 2.1 to Aviall's
               Current Report on Form 8-K, dated April 19, 1996)

    10.16*+    Employment Agreement, dated December 16, 1999, between Aviall,
               Inc. and Paul E. Fulchino (Exhibit 10.16 to the 1999 Form 10-K)

    10.17*+ Non-Qualified Stock Option Agreement, dated December 21, 1999 between Aviall, Inc. and Paul E. Fulchino (Exhibit 10.17 to the
               1999 Form 10-K)

    10.18*     Revolving Credit and Term Loan Agreement, dated December 23,
               1999, among Aviall, Inc. and the financial institutions thereto
               (Exhibit 10.18 to the 1999 Form 10-K)

    10.19 First Amendment to Revolving Credit and Term Loan Agreement, dated October 2, 2000, among Aviall, Inc. and the financial institutions thereto

    10.20*     Distribution Services Agreement, dated November 3, 1999, between
               Allison Engine Company, Inc. d/b/a Rolls-Royce Allison and Aviall
               Services, Inc. (Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule
               24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.) (Exhibit 10.19 to the 1999 Form 10-K)

    21.1       Subsidiaries of Aviall

    23.1       Consent of PricewaterhouseCoopers LLP

    24.1       Powers of Attorney of directors and officers of Aviall

---------
* Each document marked with an asterisk is incorporated herein by reference to the designated document previously filed with the Commission.

+ Each document marked with a dagger constitutes a management contract or compensatory plan or arrangement.