Form 10-Q
period 2001-03-31
AVIALL INC
filed 2001-05-11
CIK 701650

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


         Indicate by check [X] whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
                                              ---     ---

         The number of shares of Common Stock, par value $.01 per share, outstanding at May 4, 2001 was 18,483,726.

================================================================================

                         PART I - FINANCIAL INFORMATION



ITEM 1: FINANCIAL STATEMENTS

                                  AVIALL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                        ---------------------------
                                                                            2001            2000
                                                                        -----------     -----------
Net sales                                                               $   130,022         114,905
Cost of sales                                                               100,548          87,640
                                                                        -----------     -----------
Gross profit                                                                 29,474          27,265
Operating and other expenses:
   Selling and administrative expenses                                       22,675          21,355
   Interest expense                                                           2,296           2,101
                                                                        -----------     -----------
Earnings before income taxes                                                  4,503           3,809
Provision for income taxes                                                    1,801           1,626
                                                                        -----------     -----------
Net earnings                                                            $     2,702           2,183
                                                                        ===========     ===========

Basic net earnings per share                                            $      0.15            0.12
Weighted average common shares                                           18,461,527      18,276,474
                                                                        ===========     ===========

Diluted net earnings per share                                          $      0.15            0.12
Weighted average common and potentially dilutive common shares           18,493,638      18,341,995
                                                                        ===========     ===========




See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                          ------------------
                                                                                           2001        2000
                                                                                          ------      ------
Net earnings                                                                              $2,702       2,183
Other comprehensive loss:
   Cumulative effect of change in accounting principle - adoption of SFAS 133
      (net of income tax benefit of $165)                                                    262          --
   Fair value adjustment of derivative instruments (net of income tax benefit of $109)       171          --
                                                                                          ------      ------
Comprehensive income                                                                      $2,269       2,183
                                                                                          ======      ======




See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         MARCH 31,    DECEMBER 31,
                                                                                           2001          2000
                                                                                        -----------   ------------
                                                                                        (UNAUDITED)    (AUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                             $  3,693        4,865
   Receivables                                                                             85,608       83,395
   Inventories                                                                            157,956      134,156
   Prepaid expenses and other current assets                                                2,627        5,168
   Deferred income taxes                                                                    9,723        9,723
                                                                                         --------     --------
Total current assets                                                                      259,607      237,307
                                                                                         --------     --------

Property, plant and equipment                                                              19,707       17,389
Intangible assets                                                                          83,323       73,906
Deferred income taxes                                                                      61,090       62,576
Other assets                                                                                4,123        4,273
                                                                                         --------     --------
Total assets                                                                             $427,850      395,451
                                                                                         ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                     $  9,278        9,025
   Accounts payable                                                                        78,080       66,657
   Accrued expenses                                                                        27,976       29,431
                                                                                         --------     --------
Total current liabilities                                                                 115,334      105,113
                                                                                         --------     --------

Long-term debt                                                                            100,994       81,397
Other liabilities                                                                          17,565       17,267
Commitments and contingencies                                                                  --           --
                                                                                         --------     --------
Shareholders' equity (common stock of $.01 par value per share; 20,485,728 shares and 20,334,664 shares issued at March 31, 2001 and at December 31, 2000, respectively; 18,483,726 shares and 18,332,662 shares outstanding at
   March 31, 2001 and at December 31, 2000, respectively)                                 193,957      191,674
                                                                                         --------     --------
Total liabilities and shareholders' equity                                               $427,850      395,451
                                                                                         ========     ========






See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              ------------------------
                                                                2001            2000
                                                              --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                               $  2,702           2,183
   Depreciation and amortization                                 2,468           2,200
   Deferred income taxes                                         1,759           1,338
   Compensation expense on restricted stock awards                  57              51
   Changes in:
      Receivables                                               (2,213)        (15,560)
      Inventories                                              (23,991)         (6,831)
      Accounts payable                                          11,423           5,899
      Accrued expenses                                          (1,455)           (907)
      Other, net                                                 2,120            (603)
                                                              --------        --------
                                                                (7,130)        (12,230)
                                                              --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of distribution rights                             (10,415)             --
   Capital expenditures                                         (3,423)           (505)
   Sales of property, plant and equipment                            5              10
                                                              --------        --------
                                                               (13,833)           (495)
                                                              --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in revolving credit facility                      21,603          16,253
   Debt repaid                                                  (1,753)         (1,500)
   Issuance of common stock                                        (43)            330
   Debt issue costs paid                                           (16)           (181)
   Purchase of treasury stock                                       --             (16)
                                                              --------        --------
                                                                19,791          14,886
                                                              --------        --------
Change in cash and cash equivalents                             (1,172)          2,161
Cash and cash equivalents, beginning of period                   4,865           1,385
                                                              --------        --------
Cash and cash equivalents, end of period                      $  3,693           3,546
                                                              ========        ========
CASH PAID FOR INTEREST AND INCOME TAXES:
   Interest                                                   $  1,955           1,115
   Income taxes                                               $    545             937




See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Aviall, Inc.'s Form 10-K for the year ended December 31, 2000.

NOTE 2 - SEGMENT INFORMATION

         The following tables present information by operating segment (in thousands):

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                        ------------------------
REVENUES (UNAUDITED)                                                                      2001           2000
                                                                                        ---------      ---------
Parts Distribution                                                                      $ 123,319        107,578
ILS                                                                                         6,703          7,327
                                                                                        ---------      ---------
Total revenue                                                                           $ 130,022        114,905
                                                                                        =========      =========

PROFIT (UNAUDITED)

Parts Distribution                                                                      $   6,597          4,258
ILS                                                                                         2,541          3,500
                                                                                        ---------      ---------
   Reportable segment profit                                                                9,138          7,758
Corporate                                                                                  (2,339)        (1,848)
Interest expense                                                                           (2,296)        (2,101)
                                                                                        ---------      ---------
Earnings before income taxes                                                            $   4,503          3,809
                                                                                        =========      =========



NOTE 3 - FINANCIAL INSTRUMENTS

         The Company adopted the provisions of Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", effective January 1, 2001, which requires companies to recognize all derivatives as either assets or liabilities and measure those instruments at fair value.

         The Company periodically enters into interest rate swap agreements as a means to hedge its interest rate exposure on debt instruments. In addition, the Company's credit facilities require the Company to enter into a hedging arrangement to convert the Company's term loan floating interest rate to a fixed rate. At March 31, 2001, the Company had two interest rate swap agreements outstanding with an aggregate notional amount of $34 million. The swap agreements effectively convert the Company's floating-rate debt to fixed-rate debt through March 31, 2002. Under terms of these agreements, the Company pays fixed interest rates of 6.87% and 7.02%, respectively, and receives floating rates based on LIBOR.

         Upon adoption of SFAS 133, the Company recorded the interest rate swap agreements at fair value, which was a liability of $0.4 million, with offsets to "Accumulated Other Comprehensive Earnings" in the equity section of the consolidated balance sheet. Changes in the fair value of derivatives that do not qualify as hedges will be recognized in earnings when they occur. Changes in the fair value of derivatives that qualify as hedges will generally be recognized in earnings in the same period as the item being hedged. During the quarter, the Company recorded an additional $0.3 million liability as an adjustment to the fair value of its interest rate swap agreements. Additionally, the Company undertook an evaluation of the effectiveness of its interest rate swap agreements and determined that no material ineffectiveness existed for the three months ended March 31, 2001.

NOTE 4 - SUBSEQUENT EVENT

         On May 4, 2001, the Company amended its bank credit facility to increase the borrowing capacity on its revolving loan by $30 million, thereby increasing the total revolving line of credit to $120 million and amending certain financial covenants. Borrowings under the amended credit facilities bear interest, at the option of the Company, based upon either of two floating-rate options: the Eurodollar Rate plus an applicable margin ranging from 1.5% to 2.5%, depending upon certain of the Company's financial ratios, or the Base Rate. The Base Rate is the higher of the agent bank's prime rate or the federal funds rate plus 0.5%, plus an applicable margin ranging from 0.5% to 1.5%, depending upon certain of the Company's financial ratios.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW. The following discussion and analysis should be read in conjunction with the information set forth under Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 12 through 18 of Aviall, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000.

Net sales for the Aviall Services' business were $123.3 million, up $15.7 million or 14.6%, from the $107.6 million recorded in the same 2000 quarter. The continued sharp sales growth was driven by stronger than anticipated core business and higher Rolls-Royce Model 250 ("RR250") turbine engine line sales. All major business segments and geographic regions posted increases except Latin America which was down only slightly. ILS revenues were $6.7 million -- down $0.6 million year-over-year. However, ILS continued to set new customer usage records and showed signs of recovery from competitive loss-leader induced pricing declines experienced in the comparable period last year.

         Total Company gross profit of $29.5 million was $2.2 million higher than the $27.3 million in the 2000 first quarter. Gross profit as a percentage of sales of 22.7% reflected a stronger base of Rolls-Royce sales having a slightly lower margin.

         Selling and administrative expenses increased $1.3 million to $22.7 million in the first quarter of 2001 but decreased as a percentage of revenues from 18.6% to 17.4%. The increase in selling and administrative expenses can be attributed to a large degree to exchange losses incurred in Australian and Canadian markets and planned increased technology infrastructure costs at both ILS and Aviall Services and to a lesser degree to higher sales.

         Interest expense was slightly higher than in the first quarter 2000 primarily due to increased debt levels required for the up-front inventory purchases associated with the new Honeywell RR250 contract signed in December 2000.

         The first quarter 2001 net earnings were $2.7 million or $0.15 per share (diluted), compared to $2.2 million or $0.12 per share (diluted), as reported last year in the first quarter.

FINANCIAL CONDITION. Cash flows from operations were a negative $7.1 million in the first three months of 2001 and a negative $12.2 million in the comparable 2000 period. The negative operating cash flow resulted from increased working capital investment for the new Honeywell RR250 contract in 2001 and the net working capital investment for the RR250 product line in 2000.

         The Company's cash income tax expense continues to be substantially lower than the U.S. federal statutory rate due to the utilization of the large U.S. federal net operating loss ("NOL"). The Company's cash tax expense is primarily related to foreign taxes on foreign operations and U.S. federal alternative minimum tax. For U.S. federal tax purposes as of December 31, 2000, the Company had an estimated NOL carryforward of approximately $161.7 million, substantially expiring in 2009-2011. Based on current and expected future earnings levels, the NOLs may not be fully utilized for several years. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the U.S. federal NOL carryforward that can be utilized. The amount of the annual limitation can vary significantly based on certain factors existing at the date of the change.

         The Company believes that its expected cash flow from operations and availability under its revolving lines of credit are sufficient to meet its normal working capital and operating needs. On May 4, 2001, the Company amended its bank credit facility to increase the borrowing capacity on its revolving loan by $30 million, thereby increasing the total revolving line of credit to $120 million and amending certain financial covenants. Borrowings under the amended credit facilities bear interest, at the option of the Company, based upon either of two floating-rate options: the Eurodollar Rate plus an applicable margin ranging from 1.5% to 2.5%, depending upon certain of the Company's financial ratios, or the Base Rate. The Base Rate is the higher of the agent bank's prime rate or the federal funds rate plus 0.5%, plus an applicable margin ranging from 0.5% to 1.5%, depending upon certain of the Company's financial ratios.

NEW ACCOUNTING PRONOUNCEMENTS. The Company adopted the provisions of Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", effective January 1, 2001, which requires companies to recognize all derivatives as either assets or liabilities and measure those instruments at fair value.

         The Company periodically enters into interest rate swap agreements as a means to hedge its interest rate exposure on debt instruments. In addition, the Company's credit facilities require the Company to enter into a hedging arrangement to convert the Company's term loan floating interest rate to a fixed rate. At March 31, 2001, the Company had two interest rate swap agreements outstanding with an aggregate notional amount of $34 million. The swap agreements effectively convert the Company's floating-rate debt to fixed-rate debt through March 31, 2002. Under terms of these agreements, the Company pays fixed interest rates of 6.87% and 7.02%, respectively, and receives floating rates based on LIBOR.

         Upon adoption of SFAS 133, the Company recorded the interest rate swap agreements at fair value, which was a liability of $0.4 million, with offsets to "Accumulated Other Comprehensive Earnings" in the equity section of the consolidated balance sheet. Changes in the fair value of derivatives that do not qualify as hedges will be recognized in earnings when they occur. Changes in the fair value of derivatives that qualify as hedges will generally be recognized in earnings in the same period as the item being hedged. During the quarter, the Company recorded an additional $0.3 million liability as an adjustment to the fair value of its interest rate swap agreements. Additionally, the Company undertook an evaluation of the effectiveness of its interest rate swap agreements and determined that no material ineffectiveness existed for the three months ended March 31, 2001.

OUTLOOK. Aviall primarily participates in the global aviation aftermarket through Aviall Services and ILS. The Company's operations and results of operations are affected by the general economic cycle, particularly as it influences flight activity in commercial, business and general aviation. The Company benefits from its participation in the global aviation aftermarket by generating revenues from several national economies. Aviall serves a number of customers in the Asia-Pacific and Latin American regions. During 1999, countries in these regions experienced financial market volatility and the currencies of certain countries fell in value relative to the U.S. dollar. These factors reduced demand for air travel in the Asia-Pacific region in 1999, which negatively impacted Aviall's sales in that region. Key Asian economies began a slow recovery in late 1999 which accelerated sharply in 2000 and 2001 resulting in the Company experiencing a positive revenue impact in that region. Continued volatility in Latin America, compounded by significantly higher fuel prices, led to financial difficulties for major air carriers in that region and significantly hampered the general aviation business in Latin America. Management believes the Company's results in 2001 have and will continue to reflect financial stabilization in the Asia-Pacific region; however, volatility in Latin America is expected to continue.

         Commercial airlines in North America and Europe continue to effectively manage their capacity by retiring older aircraft as new aircraft are delivered, thereby limiting growth in demand for replacement parts. Management actively continues to seek new sources of supply for airline products to expand Aviall's growth in this segment, such as the recent contract signed with Honeywell for cabin pressurization and air conditioning parts for aircraft maintained by certain commercial and regional airlines.

         Over the past twelve months, aviation operators have responded to significantly higher fuel prices and resulting higher operating costs by reducing inventories of new parts. Aviall first felt the impact from these changes in the airline market, although general aviation operators have also reacted by reducing flying activity and inventory levels. Management believes Aviall Services' competitive strengths in service and availability position the Company to benefit from the resumption in purchasing activity expected to occur as key customers achieve inventory reduction targets. In addition, general economic conditions tend to have a greater impact on aircraft original equipment manufacturing than on the purchasing of aftermarket replacement parts. Despite the challenges Aviall Services has faced in 2000 and into 2001, the Company was able to grow through the addition of the RR250 product line and several new Honeywell product lines, and the recapture of market share in its core North American general aviation business.

         Aviall Services' ability to manage its inventory is affected by the relative efficiency of its suppliers and the inventory investments required to secure new suppliers. Also, changes in Aviall Services' portfolio of products and suppliers can result in periodic noncash charges to write-down inventory of discontinued products.

         Information and communication technology is evolving rapidly and developments on the Internet could affect proprietary database companies such as ILS and traditional distribution companies. Management believes that the active deployment by the Company of these new innovative technologies in its website, aviall.com, and ILS's website, ILSmart.com, will enable the Company to maintain its technological leadership and minimize the risk of obsolescence. There are a number of entrants in the e-commerce marketplace arena that are competing or are expected to compete with ILS, including manufacturers, distributors and independent companies. The Company recognizes that some of these entities are significantly larger than ILS. Management believes a large number of these entrants intend to focus on different segments of the global aviation parts marketplace, and some may in fact be complementary to ILS.

         The Company will relocate its corporate headquarters and Aviall Services' main operation center to an expanded new state-of-the-art facility located at Dallas/Fort Worth Airport. The Company signed a ten-year lease for this facility that will commence upon completion of the building, which is anticipated to occur in the fourth quarter 2001. The facility replaces various Dallas facilities with lease expiration dates between 2001 and December 2003. The Company will seek to sublease the various Dallas facilities with a lease expiration date after December 31, 2001. The Company will incur a one-time cost of approximately $2.0 million and could experience a short-term disruption in Aviall Services' sales in connection with the warehouse relocation.

         Aviall Services' capital expenditures for 2001 are expected to be approximately $4.5 million on various system enhancements and $2.5 million related to the new Dallas facility. System-related expenditures include the next phase of the customer relationship module system, upgrades to the warehouse and procurement software and further enhancements to the aviall.com website. The Company believes the introduction of these system upgrades and enhancements will continue to transform Aviall Services into the industry-leading, full-service, technology-based supply-chain highway.

         As a resource for its customers, ILS is in the implementation stage of its ongoing program to evolve ILSmart.com into a full-service, business-to-business electronic marketplace -- Contact to Contract(TM). The plans include "Purchase On-line" customer catalogs, expanded electronic auction sites and web-hosting for ILS subscribers. In 2001, ILS expects to incur an additional $1.5 million in expenses and $8 million in capital expenditures to implement the Contact to Contract(TM) strategy.

         The Company has amended its revolving credit facility to increase the revolving line of credit by $30 million in order to finance the working capital requirements of its new aftermarket parts logistics agreements. Additionally, Aviall is currently pursuing various other long-term aftermarket parts logistics agreements and other strategic opportunities. In parallel, the Company is actively engaged in efforts to expand its current debt structure to accommodate the capital requirements for these accretive new revenue opportunities.

CERTAIN FORWARD-LOOKING STATEMENTS. This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations of the Company as well as its customers and suppliers, including as a result of competitive factors and pricing pressures, shifts in market demand, fuel prices, general economic conditions and other factors including among others, those that affect flight activity in commercial, business and general aviation, the business activities of the Company's customers and suppliers, parts sales under its long-term supplier agreements, and developments in information and communications technology. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has market risk exposure arising from changes in interest rates and foreign exchange rates. The Company from time to time has used financial instruments to offset such risks. Financial instruments are not used for trading or speculative purposes. The Company has experienced no significant changes in market risk during the first quarter of 2001. The Company's market risk is described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                           PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                  10.1 Second Amendment to Revolving Credit and Term Loan Agreement, dated May 4, 2001, among Aviall, Inc. and the financial institutions thereto.

         (b) Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AVIALL, INC.

May 10, 2001                                 By  /s/ Jacqueline K. Collier
                                                 ----------------------------
                                                 Jacqueline K. Collier
                                                 Vice President and Controller
                                                 Principal Accounting Officer

May 10, 2001                                     /s/ Cornelius Van Den Handel
                                                 ----------------------------
                                                 Cornelius Van Den Handel
                                                 Vice President and Treasurer
                                                 Principal Financial Officer

                                INDEX TO EXHIBITS


        Exhibit
        Number                               Description
        -------                              -----------
         10.1              Second Amendment to Revolving Credit and Term Loan Agreement,
                           dated May 4, 2001, among Aviall, Inc. and the financial
                           institutions thereto.