Form 10-Q
period 2001-06-30
AVIALL INC
filed 2001-08-13
CIK 701650

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


    Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No

    The number of shares of Common Stock, par value $.01 per share, outstanding at August 3, 2001 was 18,483,726.

================================================================================

                         PART I - FINANCIAL INFORMATION



ITEM 1:  FINANCIAL STATEMENTS

                                  AVIALL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JUNE 30,                      JUNE 30,
                                                    --------------------------------------------------------
                                                        2001             2000          2001           2000
------------------------------------------------------------------------------------------------------------
Net sales                                           $   134,266        121,660        264,288        236,565
Cost of sales                                           103,462         93,643        204,010        181,283
------------------------------------------------------------------------------------------------------------
Gross profit                                             30,804         28,017         60,278         55,282
Operating and other expenses:
  Selling and administrative expenses                    22,113         21,215         44,788         42,570
  Interest expense                                        2,565          2,206          4,861          4,307
------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before
    income taxes                                          6,126          4,596         10,629          8,405
Provision for income taxes                                2,557          2,072          4,358          3,698
------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                       3,569          2,524          6,271          4,707
Discontinued operations:
  Gain on disposal (net of income tax expense of
      $77 in 2000)                                           --            143             --            143
------------------------------------------------------------------------------------------------------------
Earnings from discontinued operations                        --            143             --            143
------------------------------------------------------------------------------------------------------------
Net earnings                                        $     3,569          2,667          6,271          4,850
------------------------------------------------------------------------------------------------------------
Basic net earnings per share:
  Earnings from continuing operations               $      0.19           0.14           0.34           0.26
  Earnings from discontinued operations                      --           0.01             --           0.01
------------------------------------------------------------------------------------------------------------
Net earnings                                        $      0.19           0.15           0.34           0.27
------------------------------------------------------------------------------------------------------------
Weighted average common shares                       18,483,726     18,311,844     18,472,688     18,294,159
------------------------------------------------------------------------------------------------------------
Diluted net earnings per share:
  Earnings from continuing operations               $      0.19           0.14           0.34           0.26
  Earnings from discontinued operations                      --           0.01             --           0.01
------------------------------------------------------------------------------------------------------------
Net earnings                                        $      0.19           0.15           0.34           0.27
------------------------------------------------------------------------------------------------------------
Weighted average common and potentially dilutive
    common shares                                    18,713,855     18,331,984     18,603,808     18,336,990
------------------------------------------------------------------------------------------------------------




See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED   SIX MONTHS ENDED
                                                            JUNE 30,            JUNE 30,
                                                    ----------------------------------------
                                                       2001      2000       2001      2000
--------------------------------------------------------------------------------------------
Net earnings                                          $3,569     2,667     6,271      4,850
Other comprehensive income (loss):
  Cumulative effect of change in accounting
      principle -- adoption of SFAS 133
      (net of income tax benefit of $165)                 --        --      (262)        --
  Fair value adjustment of derivative instruments
    (net of income tax expense (benefit) of $21
    and $(88))                                            33        --      (138)        --
--------------------------------------------------------------------------------------------
Comprehensive income                                  $3,602     2,667     5,871      4,850
--------------------------------------------------------------------------------------------




See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                        JUNE 30,   DECEMBER 31,
                                                                          2001        2000
----------------------------------------------------------------------------------------------
                                                                      (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                             $  4,959       4,865
  Receivables                                                             89,633      83,395
  Inventories                                                            165,598     134,156
  Prepaid expenses and other current assets                                2,826       5,168
  Deferred income taxes                                                    9,723       9,723
--------------------------------------------------------------------------------------------
Total current assets                                                     272,739     237,307
--------------------------------------------------------------------------------------------
Property, plant and equipment                                             20,998      17,389
Intangible assets                                                         85,340      73,906
Deferred income taxes                                                     58,777      62,576
Other assets                                                               4,990       4,273
--------------------------------------------------------------------------------------------
Total assets                                                            $442,844     395,451
--------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                     $  7,510       9,025
  Accounts payable                                                        60,338      66,657
  Accrued expenses                                                        28,427      29,431
--------------------------------------------------------------------------------------------
Total current liabilities                                                 96,275     105,113
--------------------------------------------------------------------------------------------

Long-term debt                                                           131,889      81,397
Other liabilities                                                         17,064      17,267
Commitments and contingencies                                                 --          --
--------------------------------------------------------------------------------------------
Shareholders' equity (common stock of $.01 par value per share;
    20,485,728 shares and 20,334,664 shares issued at June 30, 2001 and at December 31, 2000, respectively; 18,483,726 shares
    and 18,332,662 shares outstanding at June 30, 2001 and at
    December 31, 2000, respectively)                                     197,616     191,674
--------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                              $442,844     395,451
--------------------------------------------------------------------------------------------




See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                      SIX MONTHS ENDED JUNE 30,
                                                      -------------------------
                                                         2001           2000
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                         $  6,271          4,850
  Gain on disposal of discontinued operations                --           (143)
  Depreciation and amortization                           5,219          4,503
  Compensation expense on restricted stock awards           114            101
  Deferred income taxes                                   4,055          3,141
  Changes in:
    Receivables                                          (6,238)       (15,283)
    Inventories                                         (31,649)        (8,710)
    Accounts payable                                     (6,319)         7,002
    Accrued expenses                                     (1,004)          (394)
    Other, net                                            1,359           (306)
-------------------------------------------------------------------------------
                                                        (28,192)        (5,239)
-------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of distribution rights                       (13,767)            --
  Capital expenditures                                   (5,878)        (1,969)
  Sales of property, plant and equipment                      5             10
-------------------------------------------------------------------------------
                                                        (19,640)        (1,959)
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in revolving credit facility                52,485         14,949
  Debt repaid                                            (3,505)        (3,000)
  Debt issue costs paid                                  (1,011)          (210)
  Issuance of common stock                                  (43)           330
  Purchase of treasury stock                                 --            (16)
-------------------------------------------------------------------------------
                                                         47,926         12,053
-------------------------------------------------------------------------------
Change in cash and cash equivalents                          94          4,855
Cash and cash equivalents, beginning of period            4,865          1,385
-------------------------------------------------------------------------------
Cash and cash equivalents, end of period               $  4,959          6,240
-------------------------------------------------------------------------------

CASH PAID FOR INTEREST AND INCOME TAXES:
  Interest                                             $  4,695          2,869
  Income taxes                                         $  1,385          1,186




See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Aviall, Inc. (the "Company") for the year ended December 31, 2000.

NOTE 2 - SEGMENT INFORMATION

    The following tables present information by operating segment (in thousands):

                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                             JUNE 30,                    JUNE 30,
                                                    ----------------------------------------------------
NET SALES                                              2001           2000          2001          2000
--------------------------------------------------------------------------------------------------------
Aviall Services                                      $ 127,678       114,494       250,997       222,072
ILS                                                      6,588         7,166        13,291        14,493
--------------------------------------------------------------------------------------------------------
Total net sales                                      $ 134,266       121,660       264,288       236,565
--------------------------------------------------------------------------------------------------------

PROFIT
--------------------------------------------------------------------------------------------------------
Aviall Services                                      $   7,635         5,359        14,232         9,617
ILS                                                      2,691         3,338         5,232         6,838
--------------------------------------------------------------------------------------------------------
  Reportable segment profit                             10,326         8,697        19,464        16,455
Corporate                                               (1,635)       (1,895)       (3,974)       (3,743)
Interest expense                                        (2,565)       (2,206)       (4,861)       (4,307)
--------------------------------------------------------------------------------------------------------
Earnings from continuing operations before income
taxes                                                $   6,126         4,596        10,629         8,405
--------------------------------------------------------------------------------------------------------

NOTE 3 - FINANCIAL INSTRUMENTS

    The Company adopted the provisions of Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", effective January 1, 2001, which requires companies to recognize all derivatives as either assets or liabilities and measure those instruments at fair value.

    The Company periodically enters into interest rate swap agreements as a means to hedge its interest rate exposure on debt instruments. In addition, the Company's credit facilities require the Company to enter into hedging arrangements to convert the Company's term loan floating interest rate to a fixed rate. At June 30, 2001, the Company had two interest rate swap agreements outstanding with an aggregate notional amount of $32.3 million. The swap agreements effectively convert the Company's floating-rate debt to fixed-rate debt through March 31, 2002. Under terms of these agreements, the Company pays fixed interest rates of 6.87% and 7.02%, respectively, and receives floating rates based on LIBOR.

    Upon adoption of SFAS 133, the Company recorded the interest rate swap agreements at fair value, which was a liability of $0.4 million, with offsets to Comprehensive Income in the equity section of the consolidated balance sheet. Changes in the fair value of derivatives that do not qualify as hedges will be recognized in earnings when they occur. Changes in the fair value of derivatives that qualify as hedges will generally be recognized in earnings in the same period as the item being hedged. During the first half of 2001, the Company recorded an additional $0.2 million liability as an adjustment to the fair value of its interest rate swap agreements. Additionally, the Company undertook an evaluation of the effectiveness of its interest rate swap agreements and determined that no material ineffectiveness existed for the three or six months ended June 30, 2001.

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", were issued on July 20, 2001. SFAS 141 addresses financial accounting and reporting for business combinations, and SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001, and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company adopted the provisions of this statement as of July 1, 2001, and there was no financial accounting impact associated with its adoption.

    The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year and to all goodwill and other intangible assets recognized in the financial statements at that date. The Company is currently reviewing SFAS 142 to assess its impact on the financial statements. The Company will adopt the provisions of this statement on January 1, 2002.

NOTE 5 - DEBT

    In the second quarter of 2001, the Company increased its U.S. revolving credit facility by $30 million, thereby increasing its total U.S. revolving line of credit to $120 million and amending certain financial covenants. At June 30, 2001, the Company had $8.9 million of available borrowings under its U.S. revolving credit facility. In addition, the Company continues to organize the expansion of its capital structure to accommodate additional new product lines and strategic acquisition opportunities.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The following discussion and analysis should be read in conjunction with the information set forth under Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 12 through 18 of Aviall, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Net Sales. Total net sales for the second quarter of 2001 were $134.3 million, an increase of $12.6 million or 10.4%, from $121.7 million in the same period of 2000. Aviall Services' net sales were $127.7 million, an increase of $13.2 million or 11.5%, from $114.5 million in the second quarter of 2000. The continued sales growth at Aviall Services was primarily due to stronger Rolls-Royce Model 250 engine parts sales, continued core business market share growth and the addition of new product lines from Honeywell in 2001. Aviall Services' net sales increased in each major segment of the aviation industry and in all geographic regions. Aviall Services' sales by region were: the Americas region increased $8.6 million or 10.4%; Europe increased $0.3 million or 1.7%; and the Asia-Pacific region increased $4.3 million or 26.1%.

    ILS's net sales decreased $0.6 million or 8.1% in the second quarter of 2001 to $6.6 million from $7.2 million in the same period in 2000. This sales decrease was due primarily to subscribers opting for a full year payment-in-advance discount initiative, which the Company introduced in mid-2000 to combat competitive pressures.

Gross Profit. Total Company gross profit of $30.8 million was $2.8 million or 10.0% higher than the $28.0 million in the second quarter of 2000. Gross profit as a percentage of sales was 22.9% in the second quarter of 2001, which was slightly lower than in the second quarter of 2000, reflecting increased year-over-year sales of lower margin Rolls-Royce Model 250 engine parts and a lower percentage of higher margin ILS net sales to total Company sales.

Selling and Administrative Expense. Selling and administrative expense increased $0.9 million to $22.1 million in the second quarter of 2001 from the same period in 2000. This increase was due primarily to planned increased technology infrastructure costs at both ILS and Aviall Services. However, selling and administrative expense decreased as a percentage of net sales from 17.4% in the second quarter of 2000 to 16.5% in the second quarter of 2001.

Interest Expense. Interest expense increased $0.4 million in the second quarter of 2001 from the second quarter of 2000, due primarily to increased debt levels required for up-front inventory purchases associated with our new Honeywell contracts.

Discontinued Operations. The gain in discontinued operations in the second quarter of 2000 was due to a revised estimate for an insurance tail expense.

Net Earnings from Continuing Operations. Net earnings from continuing operations in the second quarter of 2001 were $3.6 million, or $0.19 per share (diluted), compared to $2.5 million, or $0.14 per share (diluted), in the second quarter of 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Net Sales. Total net sales for the first half of 2001 were $264.3 million, an increase of $27.7 million or 11.7%, from $236.6 million in the same period of 2000. Aviall Services' net sales increased $28.9 million or 13.0% in the six months ended June 30, 2001 compared to the first half of 2000. This sales increase was primarily due to stronger Rolls-Royce Model 250 engine parts sales, continued core business market share growth and the addition of new product lines from Honeywell in 2001. Aviall Services' net sales increased in each major segment of the aviation industry and in all geographic regions. Aviall Services' sales by region were as follows: the Americas region increased $19.1 million or 11.7%; Europe increased $1.9 million or 6.6%; and the Asia-Pacific region increased $7.9 million or 26.0%.

    ILS's net sales decreased $1.2 million or 8.3% in the six months ended June 30, 2001 compared to the same period in 2000. This sales decrease was due primarily to subscribers opting for a full year payment-in-advance discount initiative, which the Company introduced in mid-2000 to combat competitive pressures.

Gross Profit. Gross profit increased $5.0 million or 9.0% to $60.3 million in the first half of 2001 compared to the first half of 2000. This increase resulted primarily from Aviall Services' higher net sales volume. Gross profit as a percentage of sales declined 60 basis points to 22.8% in the first half of 2001 from 23.4% in the first half of 2000. The decrease in gross margin percentage was due primarily to increased year-over-year sales of Rolls-Royce Model 250 engine parts, which generally have lower margins than other product lines and a lower percentage of higher margin ILS net sales to total Company sales.

Selling and Administrative Expense. Selling and administrative expenses increased $2.2 million to $44.8 million in the first half of 2001 as compared to the first half of 2000. The increase in selling and administrative expenses was due primarily to planned increased technology infrastructure costs at both ILS and Aviall Services.

Interest Expense. Interest expense increased $0.6 million in the first half of 2001 from the first half of 2000, reflecting increased borrowings due to higher working capital requirements associated with our new Honeywell contracts.

Discontinued Operations. The gain in discontinued operations in the first half of 2000 was due to a revised estimate for an insurance tail expense.

Net Earnings from Continuing Operations. In the first half of 2001, net earnings from continuing operations were $6.3 million, or $0.34 per share (diluted), compared to a reported $4.7 million, or $0.26 per share (diluted), in the first half of 2000.

FINANCIAL CONDITION

    Cash flows from continuing operations, excluding working capital changes, were $15.7 million in the first six months of 2001 compared to $12.5 million in the comparable 2000 period. This increase resulted from improved
Aviall Services' net sales and earnings. Working capital increased $43.9 million in the six months ended June 30, 2001. The increase reflects working capital investments, primarily in parts inventory, in connection with our new Honeywell contracts.

    Capital expenditures were $5.9 million in the first half of 2001, consisting of planned spending on technology infrastructure projects at both ILS and Aviall Services. Based upon current plans for improving information technology capabilities, the Company expects capital expenditures to be approximately $15.0 million in 2001, not including any expenditures for acquiring businesses or new product lines, including the new Honeywell product lines referred to in the following paragraph.

    In March 2001, Aviall Services entered into a ten-year agreement to sell Honeywell engine systems accessories and environmental control systems through 2011. In addition, in June 2001, Aviall Services entered into another ten-year agreement with Honeywell to distribute fuel control parts and assemblies for the Rolls-Royce Model T56 series engine. The Company will amortize approximately $13.8 million of cost for these distribution rights over the ten-year terms of these agreements.

    Management believes the Company's expected cash flow from operations and availability under its revolving lines of credit are sufficient to meet its current working capital and operating needs. In the second quarter of 2001, the Company increased its U.S. revolving credit facility by $30 million, thereby increasing its total U.S. revolving line of credit to $120 million and amending certain financial covenants. At June 30, 2001, the Company had $8.9 million of available borrowings under its U.S. revolving credit facility. In addition, the Company continues to organize the expansion of its capital structure to accommodate additional new product lines and strategic acquisition opportunities.

INCOME TAXES

    The Company's cash income tax expense continues to be substantially lower than the U.S. federal statutory rate due to the utilization of the Company's large U.S. federal net operating loss carryforward ("NOL"). The Company's cash tax expense is primarily related to foreign taxes on foreign operations and U.S. federal alternative minimum tax. For U.S. federal tax purposes as of December 31, 2000, the Company had an estimated net operating loss carryforward of approximately $161.7 million, of which a substantial portion expires in 2009-2011. Based on current and expected future earnings levels, the NOLs may not be fully utilized for several years. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the NOL that the Company could use. The amount of the annual limitation can vary significantly based on certain factors existing at the date of the change.

NEW ACCOUNTING PRONOUNCEMENTS

    The Company adopted the provisions of Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", effective January 1, 2001, which requires companies to recognize all derivatives as either assets or liabilities and measure those instruments at fair value.

    The Company periodically enters into interest rate swap agreements as a means to hedge its interest rate exposure on debt instruments. In addition, the Company's credit facilities require the Company to enter into hedging arrangements to convert the Company's term loan floating interest rate to a fixed rate. At June 30, 2001, the Company had two interest rate swap agreements outstanding with an aggregate notional amount of $32.3 million. The swap agreements effectively convert the Company's floating-rate debt to fixed-rate debt through March 31, 2002. Under terms of these agreements, the Company pays fixed interest rates of 6.87% and 7.02%, respectively, and receives floating rates based on LIBOR.

    Upon adoption of SFAS 133, the Company recorded the interest rate swap agreements at fair value, which was a liability of $0.4 million, with offsets to Comprehensive Income in the equity section of the consolidated balance sheet. Changes in the fair value of derivatives that do not qualify as hedges will be recognized in earnings when they occur. Changes in the fair value of derivatives that qualify as hedges will generally be recognized in earnings in the same period as the item being hedged. During the first half of 2001, the Company recorded an additional $0.2 million liability as an adjustment to the fair value of its interest rate swap agreements. Additionally, the Company undertook an evaluation of the effectiveness of its interest rate swap agreements and determined that no material ineffectiveness existed for the three or six months ended June 30, 2001.

    Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", were issued on July 20, 2001. SFAS 141 addresses financial accounting and reporting for business combinations, and SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001, and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company adopted the provisions of this statement as of July 1, 2001, and there was no financial accounting impact associated with its adoption.

    The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year and to all goodwill and other intangible assets recognized in the financial statements at that date. The Company is currently reviewing SFAS 142 to assess its impact on the financial statements. The Company will adopt the provisions of this statement on January 1, 2002.

OUTLOOK

    The Company primarily participates in the global aviation aftermarket through Aviall Services and ILS. The Company's operations and results of operations are affected by the general economic cycle, particularly as it influences flight activity in commercial, business and general aviation. The Company benefits from its participation in the global aviation aftermarket by generating revenues from several national economies.

    The Company serves a number of customers in the Asia-Pacific and Latin American regions. During 1999, countries in these regions experienced financial market volatility and the currencies of certain countries fell in value relative to the U.S. dollar. These factors reduced demand for air travel in the Asia-Pacific region in 1999, which negatively impacted the Company's sales in that region. Key Asian economies began a slow recovery in late 1999, which accelerated sharply in 2000 and 2001 and had a positive effect on the Company's revenue in that region. Continued volatility in Latin America, compounded by significantly higher fuel prices, led to financial difficulties for major air carriers in that region and significantly hampered the general aviation business in Latin America. Management believes the Company's results in 2001 have reflected and will continue to reflect financial stabilization in the Asia-Pacific region; however, volatility in Latin America is expected to continue.

    Commercial airlines in North America and Europe continue to effectively manage their capacity by retiring older aircraft as new aircraft are delivered, thereby limiting growth in demand for replacement parts. Management actively continues to seek new sources of supply for airline products to expand the Company's growth in this segment.

    Over the first six months of 2001, aviation operators have responded to the softening U.S. economy by closely monitoring their inventory of new parts. Management believes that Aviall Services' competitive strengths in service and availability have enabled the Company to increase its market share in a weakening marketplace. In addition, general economic conditions tend to have a greater impact on aircraft original equipment manufacturing than on the purchase of aftermarket replacement parts. Despite the challenges Aviall Services has faced in 2000 and into 2001, the Company was able to grow through the addition of the Rolls-Royce Model 250 engine parts product line and several new Honeywell product lines, and the recapture of market share in its core North American general aviation business.

    Aviall Services' ability to manage its inventory is affected by the relative efficiency of its suppliers and the inventory investments required to secure new suppliers. Also, changes in Aviall Services' portfolio of products and suppliers can result in periodic noncash charges to write-down inventory of discontinued products.

    Information and communication technology is evolving rapidly and developments with respect to the Internet could affect proprietary database companies such as ILS and traditional distribution companies. Management believes the active deployment by the Company of new innovative technologies in its websites, AVIALL.COM and ILSMART.COM, will enable the Company to maintain its technological leadership and minimize the risk of obsolescence. There are a number of entrants in the e-commerce marketplace arena that are competing or are expected to compete with ILS, including manufacturers, distributors and independent companies. Although some of these entities are significantly larger than ILS, management believes a large number of these entrants intend to focus on different segments of the global aviation parts marketplace, and some may in fact be complementary to ILS.

    The Company expects to relocate its corporate headquarters and Aviall Services' main operation center to an expanded new state-of-the-art facility located at the Dallas/Fort Worth International Airport. The Company signed a ten-year lease for this facility that will begin upon completion of the building, which is anticipated to occur in the fourth quarter of 2001. The facility is expected to replace various Dallas facilities that have lease expiration dates through December 2003. The Company is seeking to sublease the various Dallas facilities with lease expiration dates after December 31, 2001. The Company will incur a one-time cost of approximately $2.0 million and could experience a short-term disruption in Aviall Services' sales in connection with the warehouse relocation.

    Aviall Services' capital expenditures for 2001 are expected to be approximately $4.5 million for various system enhancements and $2.5 million related to the new Dallas facility. System-related expenditures include the next phase of Aviall Services' customer relationship module system, upgrades to its warehouse and procurement software and further enhancements to the AVIALL.COM website. Management believes the introduction of these system upgrades and enhancements will continue to transform Aviall Services into the industry-leading full-service, technology-based supply-chain highway. Aviall Services has spent $3.2 million in capital expenditures through June 30, 2001.

    ILS is in the implementation stage of its ongoing program to evolve ILSMART.COM into a full-service, business-to-business electronic marketplace -- Contact to Contract(TM). The plans include "Purchase On-line" customer catalogs, expanded electronic auction sites and web-hosting for ILS subscribers. In 2001, ILS expects to incur an additional $1.5 million in expenses and $8.0 million in capital expenditures to implement the Contact to Contract(TM) strategy, of which $2.7 million has been spent through June 30, 2001.

CERTAIN FORWARD-LOOKING STATEMENTS

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company has market risk exposure arising from changes in interest rates and foreign exchange rates. The Company from time to time has used financial instruments to offset such risks. Financial instruments are not used for trading or speculative purposes. The Company has experienced no significant changes in market risk during the first half of 2001. The Company's market risk is described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                           PART II - OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Stockholders was held on June 7, 2001, at which meeting the stockholders took action with respect to three proposals, (i) the election of Donald R. Muzyka and Jonathan M. Schofield to serve as directors of the Company for a term expiring at the Company's 2004 Annual Meeting of Stockholders, (ii) the approval of an amendment to the Aviall, Inc. 1998 Stock Incentive Plan and (iii) the ratification of the appointment of PricewaterhouseCoopers LLP to serve as independent auditors for the Company and its subsidiaries for the fiscal year ending December 31, 2001.

    The number of votes cast for, against or withheld, as well as the number of abstentions as to each proposal is set forth below. There were no broker non-votes with respect to any of the proposals.

                                    Election of Directors
                                    ---------------------
                                  For                 Withheld
                                  ---                 --------
Donald R. Muzyka               14,631,761            2,222,057
Jonathan M. Schofield          14,657,687            2,196,131

       Approval of Amendment to the Aviall, Inc. 1998 Stock Incentive Plan
       -------------------------------------------------------------------

                     For              Against              Abstain

                 11,626,457          5,195,034             32,327

                Ratification of Selection of Independent Auditors
                -------------------------------------------------

                     For              Against              Abstain

                 16,802,322           38,593               12,903

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         10.1  Amended and Restated Aviall, Inc. 1998 Stock Incentive Plan

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AVIALL, INC.

August 10, 2001                             By  /s/ Jacqueline K. Collier
                                                --------------------------------
                                                Jacqueline K. Collier
                                                Vice President and Controller
                                                Principal Accounting Officer


August 10, 2001                                 /s/ Cornelius Van Den Handel
                                                --------------------------------
                                                Cornelius Van Den Handel
                                                Vice President and Treasurer
                                                Principal Financial Officer

                                INDEX TO EXHIBITS


   Exhibit
    Number                         Description
-------------------------------------------------------------------------------
    10.1        Amended and Restated Aviall, Inc. 1998 Stock Incentive Plan