Form 10-Q
period 2001-09-30
AVIALL INC
filed 2001-11-13
CIK 701650

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

(MARK ONE)
    [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

    [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER 1-12380

                         ------------------------------

                                  AVIALL, INC.
             (Exact name of Registrant as specified in its Charter)

               DELAWARE                                    65-0433083
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

        2750 REGENT BOULEVARD
          DFW AIRPORT, TEXAS                               75261-9048
(Address of principal executive offices)                    (Zip Code)

                                 (972) 586-1000
              (Registrant's telephone number, including area code)

       Indicate by "X" whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes [X] No [ ]

       The number of shares of Common Stock, par value $.01 per share, outstanding at November 5, 2001 was 18,495,990.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                  AVIALL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                                             ----------------------------       ---------------------------
                                                                2001              2000             2001             2000
                                                             -----------       ----------       ----------       ----------
Net sales                                                    $   127,816          124,553          392,104          361,118
Cost of sales                                                     98,106           97,027          302,116          278,310
                                                             -----------       ----------       ----------       ----------
Gross profit                                                      29,710           27,526           89,988           82,808
Operating and other expenses:
    Selling and administrative expenses                           22,174           21,109           66,962           63,679
    Unusual items                                                    926               --              926               --
    Interest expense                                               2,647            2,096            7,508            6,403
                                                             -----------       ----------       ----------       ----------
Earnings from continuing operations before income taxes            3,963            4,321           14,592           12,726
Provision for income taxes                                         1,857            1,596            6,215            5,294
                                                             -----------       ----------       ----------       ----------
Earnings from continuing operations                                2,106            2,725            8,377            7,432
Discontinued operations:
    Gain on disposal (net of income tax expense of $131
      in 2001 and $77 in 2000)                                       244               --              244              143
                                                             -----------       ----------       ----------       ----------
Earnings from discontinued operations                                244               --              244              143
                                                             -----------       ----------       ----------       ----------
Net earnings                                                 $     2,350            2,725            8,621            7,575
                                                             ===========       ==========       ==========       ==========
Basic net earnings per share:
    Earnings from continuing operations                      $      0.11             0.15             0.45             0.41
    Earnings from discontinued operations                           0.01               --             0.01             0.01
                                                             -----------       ----------       ----------       ----------
Net earnings                                                 $      0.12             0.15             0.46             0.42
                                                             ===========       ==========       ==========       ==========
Weighted average common shares                                18,495,281       18,332,209       18,480,302       18,306,935
                                                             ===========       ==========       ==========       ==========
Diluted net earnings per share:
    Earnings from continuing operations                      $      0.11             0.15             0.45             0.41
    Earnings from discontinued operations                           0.01               --             0.01             0.01
                                                             -----------       ----------       ----------       ----------
Net earnings                                                 $      0.12             0.15             0.46             0.42
                                                             ===========       ==========       ==========       ==========
Weighted average common and potentially dilutive
  common shares                                               18,757,428       18,337,171       18,655,098       18,337,143
                                                             ===========       ==========       ==========       ==========


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                 SEPTEMBER 30,            SEPTEMBER 30,
                                                              ------------------       ------------------
                                                               2001         2000        2001         2000
                                                              ------       -----       -----        -----
Net earnings                                                  $2,350       2,725       8,621        7,575
Other comprehensive income (loss):
    Cumulative effect of change in accounting principle-
        adoption of SFAS 133 (net of income tax benefit
        of $165)                                                  --          --        (262)          --
    Fair value adjustment of derivative instruments
        (net of income tax expense (benefit) of $12
        and $(76))                                                19          --        (119)          --
                                                              ------       -----       -----        -----
Comprehensive income                                          $2,369       2,725       8,240        7,575
                                                              ======       =====       =====        =====


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              SEPTEMBER 30,  DECEMBER 31,
                                                                                  2001           2000
                                                                              ------------   ------------
                                                                               (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                                   $  2,542         4,865
    Receivables                                                                   83,139        83,395
    Inventories                                                                  170,181       134,156
    Prepaid expenses and other current assets                                      2,753         5,168
    Deferred income taxes                                                          9,723         9,723
                                                                                --------       -------
Total current assets                                                             268,338       237,307
                                                                                --------       -------

Property, plant and equipment                                                     26,585        17,389
Intangible assets                                                                 83,555        73,906
Deferred income taxes                                                             56,964        62,576
Other assets                                                                       4,764         4,273
                                                                                --------       -------
Total assets                                                                    $440,206       395,451
                                                                                ========       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

    Current portion of long-term debt                                           $  9,596         9,025
    Accounts payable                                                              60,628        66,657
    Accrued expenses                                                              29,893        29,431
                                                                                --------       -------
Total current liabilities                                                        100,117       105,113
                                                                                --------       -------
Long-term debt                                                                   123,587        81,397
Other liabilities                                                                 16,333        17,267
Commitments and contingencies                                                         --            --
                                                                                --------       -------
Shareholders' equity (common stock of $.01 par value per share; 20,497,992 shares and 20,334,664 shares issued at September 30,
  2001 and at December 31, 2000, respectively; 18,495,990 shares and
  18,332,662 shares outstanding at September 30, 2001 and at December 31,
  2000, respectively)                                                            200,169       191,674
                                                                                --------       -------
Total liabilities and shareholders' equity                                      $440,206       395,451
                                                                                ========       =======


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                           -------------------------
                                                             2001              2000
                                                           --------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                           $  8,621            7,575
    Unusual items                                               926               --
    Gain on disposal of discontinued operations                (244)            (143)
    Depreciation and amortization                             8,313            6,832
    Compensation expense on restricted stock awards             170              152
    Deferred income taxes                                     5,720            4,321
    Changes in:
        Receivables                                            (670)         (15,945)
        Inventories                                         (36,215)         (11,598)
        Accounts payable                                     (6,029)           9,672
        Accrued expenses                                        462             (269)
        Other, net                                            1,088           (1,229)
                                                           --------          -------
                                                            (17,858)            (632)
                                                           --------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of distribution rights                         (13,532)              --
    Capital expenditures                                    (12,751)          (4,931)
    Sales of property, plant and equipment                        6               11
                                                           --------          -------
                                                            (26,277)          (4,920)
                                                           --------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in revolving credit facility                  48,021           12,493
    Debt repaid                                              (5,257)          (4,500)
    Debt issue costs paid                                    (1,037)            (238)
    Issuance of common stock                                     85              435
    Purchase of treasury stock                                   --              (16)
                                                           --------          -------
                                                             41,812            8,174
                                                           --------          -------
Change in cash and cash equivalents                          (2,323)           2,622
Cash and cash equivalents, beginning of period                4,865            1,385
                                                           --------          -------
Cash and cash equivalents, end of period                   $  2,542            4,007
                                                           ========          =======
CASH PAID FOR INTEREST AND INCOME TAXES:
    Interest                                               $  6,922            5,692
    Income taxes                                           $  1,724            1,844


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Aviall, Inc. (the "Company") for the year ended December 31, 2000.

NOTE 2 - SEGMENT INFORMATION

       The following tables present information by operating segment (in thousands):

                                                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                        SEPTEMBER 30,
                                                               ---------------------------           -------------------------
                                                                 2001                2000              2001             2000
                                                               ---------           -------           -------           -------
NET SALES
Aviall Services                                                $ 121,194           117,697           372,191           339,769
ILS                                                                6,622             6,856            19,913            21,349
                                                               ---------           -------           -------           -------
Total net sales                                                $ 127,816           124,553           392,104           361,118
                                                               =========           =======           =======           =======
PROFIT
Aviall Services                                                $   6,171             4,843            20,403            14,460
ILS                                                                2,562             3,092             7,794             9,930
                                                               ---------           -------           -------           -------
    Reportable segment profit                                      8,733             7,935            28,197            24,390
Corporate                                                         (2,123)           (1,518)           (6,097)           (5,261)
Interest expense                                                  (2,647)           (2,096)           (7,508)           (6,403)
                                                               ---------           -------           -------           -------
Earnings from continuing operations before income taxes        $   3,963             4,321            14,592            12,726
                                                               =========           =======           =======           =======

NOTE 3 - FINANCIAL INSTRUMENTS

       The Company adopted the provisions of Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001, which requires companies to recognize all derivatives as either assets or liabilities and measure those instruments at fair value.

       The Company periodically enters into interest rate swap agreements as a means to hedge its interest rate exposure on debt instruments. In addition, the Company's credit facilities require the Company to enter into hedging arrangements to convert the Company's term loan floating interest rate to a fixed rate. At September 30, 2001, the Company had two interest rate swap agreements outstanding with an aggregate notional amount of $30.5 million. The swap agreements effectively convert the Company's floating-rate debt to fixed-rate debt through March 31, 2002. Under terms of these agreements, the Company pays fixed interest rates of 6.87% and 7.02%, respectively, and receives floating rates based on LIBOR.

       Upon adoption of SFAS 133, the Company recorded the interest rate swap agreements at fair value, which was a liability of $0.4 million, with offsets to Other Comprehensive Income in the equity section of the consolidated balance sheet. Changes in the fair value of derivatives that do not qualify as hedges will be recognized in earnings when they occur. Changes in the fair value of derivatives that qualify as hedges will generally be recognized in earnings in the same period as the item being hedged. During the first nine months of 2001, the Company recorded an additional $0.2 million liability as an adjustment to the fair value of its interest rate swap agreements. Additionally, the Company undertook an evaluation of the effectiveness of its interest rate swap agreements and determined that no material ineffectiveness existed for the three or nine months ended September 30, 2001.

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

       Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," were issued on July 20, 2001. SFAS 141 addresses financial accounting and reporting for business combinations, and SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001, and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company adopted the provisions of this statement as of July 1, 2001, and there was no financial accounting impact associated with its adoption.

       The provisions of SFAS 142 are required to be adopted effective January 1, 2002 for all goodwill and other intangible assets recognized in the financial statements at that date. The Company is currently reviewing SFAS 142 to assess its impact on the financial statements.

       Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 supersedes certain provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently reviewing SFAS 144 to assess its impact on the consolidated financial statements.

NOTE 5 - DEBT

       In the second quarter of 2001, the Company increased its U.S. revolving credit facility by $30 million, thereby increasing its total U.S. revolving line of credit to $120 million and amending certain financial covenants. At September 30, 2001, the Company had $19.5 million of available borrowings under its U.S. revolving credit facility.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Net Sales. Total net sales for the third quarter of 2001 were $127.8 million, an increase of $3.2 million or 2.6%, from $124.6 million in the same period of 2000. Net sales for the Aviall Services business were $121.2 million, up $3.5 million or 3%, from the $117.7 million recorded in the third quarter of 2000. Aviall Services' sales by region were as follows: the Americas region increased $1.6 million or 1.8%; the Asia-Pacific region increased $2.8 million or 15.9%; and Europe decreased $0.9 million or 6.6%.

       ILS's net sales were $6.6 million in the third quarter of 2001, down $0.3 million or 3.4%, versus the prior year of $6.9 million. The sales decrease was primarily due to ILS's annual pricing initiative and the loss of communications revenue as customers migrate to its ILSmart Internet platform.

Gross Profit. Total Company gross profit of $29.7 million was $2.2 million or 7.9% higher than the $27.5 million in the third quarter of 2000 due to increased sales. Gross profit as a percentage of sales of 23.2% was slightly higher reflecting a product mix change.

Selling and Administrative Expense. Selling and administrative expenses increased $1.1 million to $22.2 million in the third quarter of 2001 due to planned technology investments at both ILS and Aviall Services and preliminary expenses relating to the Company's move to its new headquarters and distribution facility.

Unusual Items. The Company recorded $0.9 million of unusual items for increased bad debt expense, which is largely due to airline bankruptcies in the quarter and events related to September 11th.

Interest Expense. Interest expense was slightly higher than in the third quarter 2000 reflecting increased borrowings due to higher working capital requirements associated with the new Honeywell product line additions.

Discontinued Operations. The gain in discontinued operations for the third quarter of 2001 was due to revised environmental liability estimates.

Net Earnings from Continuing Operations. The third quarter net earnings from continuing operations were $2.1 million, or $0.11 per share (diluted), compared to a reported $2.7 million, or $0.15 per share (diluted), last year in the third quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Net Sales. Total net sales for the first nine months of 2001 were $392.1 million, an increase of $31.0 million or 8.6%, from the $361.1 million recorded in the first nine months of 2000. Aviall Services' net sales increased $32.4 million or 9.5% in the first nine months of 2001 compared to the similar period in 2000. This sales increase has been driven by stronger Rolls-Royce sales, continued base business market share growth and the addition of new product lines from Honeywell in 2001. Aviall Services' sales by region during the nine-month period were as follows: the Americas region increased $20.7 million or 8.3%; Europe increased $1.0 million or 2.4%; and the Asia-Pacific region increased $10.7 million or 22.3%.

       ILS's net sales decreased $1.4 million or 6.7% in the 2001 period versus the same period in 2000. This sales decrease was due primarily to subscribers opting for a full year payment-in-advance discount initiative, which the Company introduced in mid-2000 to combat competitive pressures, and the loss of communications revenue as customers migrate to its ILSmart Internet platform.

Gross Profit. Gross profit increased $7.2 million or 8.7% to $90.0 million in the first nine months of 2001 compared to the first nine months of 2000. This increase resulted primarily from Aviall Services' higher net sales volume. Gross profit as a percentage of sales is flat on a year over year basis.

Selling and Administrative Expense. Selling and administrative expenses increased $3.3 million to $67.0 million for the nine months ended September 30, 2001. The increase in selling and administrative expenses was due primarily to planned technology investment costs at both ILS and Aviall Services.

Unusual Items. The Company recorded $0.9 million of unusual items for increased bad debt expense, which is largely due to airline bankruptcies and events related to September 11th.

Interest Expense. Interest expense was slightly higher in the nine months ended September 30, 2001 compared to the same period in 2000, reflecting increased borrowings due to higher working capital requirements associated with the new Honeywell product line additions.

Net Earnings from Continuing Operations. In the first nine months of 2001, net earnings from continuing operations were $8.4 million, or $0.45 per share (diluted), compared to a reported $7.4 million, or $0.41 per share (diluted), last year in the first three quarters.

FINANCIAL CONDITION

       Cash flows from continuing operations, excluding working capital changes, were $23.5 million in the first three quarters of 2001 and $18.7 million in the comparable 2000 period. This increase resulted from improved Aviall Services' net sales and earnings. Working capital increased $41.4 million in the nine months ended September 30, 2001. The increase reflects working capital investments, primarily in parts inventory, in connection with the new Honeywell product lines.

       Capital expenditures were $12.8 million in the first nine months of 2001, consisting of planned spending on technology infrastructure projects at both ILS and Aviall Services. Due to the events on September 11th, the Company intends to defer certain capital spending originally anticipated during the fourth quarter and early 2002. However, some of the capital expenditures scheduled during the fourth quarter 2001 were already in process and will be completed.

       In March 2001, Aviall Services entered into a ten-year agreement to sell Honeywell engine systems accessories and environmental control systems through 2011. In addition in June 2001, Aviall Services entered into another ten-year agreement with Honeywell to distribute fuel control parts and assemblies for the Rolls-Royce T56 series engine. The Company will amortize approximately $13.4 million of cost for these distribution rights over the ten-year terms of these agreements.

       Management believes the Company's expected cash flow from operations and availability under its revolving lines of credit are sufficient to meet its current working capital and operating needs. In the second quarter of 2001, the Company increased its U.S. revolving credit facility by $30 million, thereby increasing its total U.S. revolving line of credit to $120 million and amending certain financial covenants. At September 30, 2001, the Company had $19.5 million of available borrowings under its U.S. revolving credit facility. In addition, the Company continues to explore alternatives to expand its capital structure to accommodate additional new product lines and strategic acquisition opportunities. In the short-term, the Company's ability to access the financial markets on terms acceptable to the Company may be affected by market conditions resulting from the events of September 11th.

INCOME TAXES

       The Company's cash income tax expense continues to be substantially lower than the U.S. federal statutory rate due to the utilization of the Company's large U.S. federal net operating loss carryforward ("NOL"). The Company's cash tax expense is primarily related to foreign taxes on foreign operations and U.S. federal alternative minimum tax. For U.S. federal tax purposes as of December 31, 2000, the Company had an estimated net operating loss carryforward of approximately $161.7 million, of which a substantial portion expires in 2009-2011. Based on current and expected future earnings levels, the NOLs may not be fully utilized for several years. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the NOL the Company could use. The amount of the annual limitation can vary significantly based on certain factors existing at the date of the change.

NEW ACCOUNTING PRONOUNCEMENTS

       The Company adopted the provisions of Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001, which requires companies to recognize all derivatives as either assets or liabilities and measure those instruments at fair value.

       The Company periodically enters into interest rate swap agreements as a means to hedge its interest rate exposure on debt instruments. In addition, the Company's credit facilities require the Company to enter into hedging arrangements to convert the Company's term loan floating interest rate to a fixed rate. At September 30, 2001, the Company had two interest rate swap agreements outstanding with an aggregate notional amount of $30.5 million. The swap agreements effectively convert the Company's floating-rate debt to fixed-rate debt through March 31, 2002. Under terms of these agreements, the Company pays fixed interest rates of 6.87% and 7.02%, respectively, and receives floating rates based on LIBOR.

       Upon adoption of SFAS 133, the Company recorded the interest rate swap agreements at fair value, which was a liability of $0.4 million, with offsets to Comprehensive Income in the equity section of the consolidated balance sheet. Changes in the fair value of derivatives that do not qualify as hedges will be recognized in earnings when they occur. Changes in the fair value of derivatives that qualify as hedges will generally be recognized in earnings in the same period as the item being hedged. During the first nine months of 2001, the Company recorded an additional $0.2 million liability as an adjustment to the fair value of its interest rate swap agreements. Additionally, the Company undertook an evaluation of the effectiveness of its interest rate swap agreements and determined that no material ineffectiveness existed for the three or nine months ended September 30, 2001.

       Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," were issued on July 20, 2001. SFAS 141 addresses financial accounting and reporting for business combinations, and SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001, and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company adopted the provisions of this statement as of July 1, 2001, and there was no financial accounting impact associated with its adoption.

       The provisions of SFAS 142 are required to be adopted effective January 1, 2002 for all goodwill and other intangible assets recognized in the financial statements at that date. The Company is currently reviewing SFAS 142 to assess its impact on the financial statements.

       Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 supersedes certain provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently reviewing SFAS 144 to assess its impact on the consolidated financial statements.

OUTLOOK

       The Company primarily participates in the global aviation aftermarket through Aviall Services and ILS. The Company's operations and results of operations are affected by the general economic cycle, particularly as it influences flight activity in commercial, business and general aviation. The Company benefits from its participation in the global aviation aftermarket by generating revenues from several national economies and by its broad aviation marketplace coverage.

       The aftermath of the September 11th terrorist attacks still are being felt throughout the aviation community. Shock waves continue to reverberate throughout the industry with U.S. flying activity being significantly impacted. The immediate outlook continues to change almost daily as marketplace events unfold. While more recently there are several positive indicators that flying activity is growing, the time period required to return to pre-September 11th levels remains uncertain. The impact of the September 11th events on Aviall Services has varied due to the wide diversity of market segments in which it participates, as well as its global market reach. ILS has experienced no material impact on its business, as its services are a relatively inexpensive way to search for or sell parts in a cost conscious environment.

       The shutdown of North American flying activity as a result of the September 11th events has had a large impact on the airline industry, both domestically and internationally. While the federal government aid package to the airline industry improves their viability, the Company could be negatively impacted if the collectibility of receivables becomes questionable for specific airline customers.

       The Company continues to monitor sales activity to determine the appropriate SG&A expense level. Both ILS and Aviall Services are very scalable businesses, even though a significant proportion of their expenses are relatively fixed in the short-term. While this aspect of the businesses produces very positive results in a growing marketplace, in a shrinking marketplace potential expense reductions can result in longer term impacts to the business, such as delays in capital projects, and will require longer time periods to produce cost reductions.

       In November of 2001 as scheduled, the Company began to relocate its corporate headquarters and Aviall Services' main operation center to an expanded new state-of-the-art facility located near the Dallas/Fort Worth International Airport. The Company has signed a ten-year lease for this facility that will begin upon completion of the building, which is anticipated to occur in the fourth quarter 2001. The facility replaces various Dallas facilities that have lease expiration dates through December 2003. The Company is seeking to sublease the various Dallas facilities with lease expiration dates after December 31, 2001. The Company will incur a one-time cost of approximately $2.0 million in the fourth quarter of 2001 and could experience a short-term disruption in Aviall Services' sales in connection with the warehouse relocation.

       Information and communication technology is evolving rapidly and developments with respect to the Internet could affect proprietary companies such as ILS and traditional distribution companies. Management believes the deployment by the Company of new innovative technologies in its websites, AVIALL.COM and ILSMART.COM, will enable the Company to maintain its technological leadership position and minimize the risk of obsolescence. There are a number of entrants in the e-commerce marketplace arena that are competing or are expected to compete with ILS, including manufacturers, distributors and independent companies. Although some of these entities are significantly larger than ILS, management believes a large number of these entrants intend to focus on different segments of the global aviation parts marketplace, and some may in fact be complementary to ILS.

       ILS is in the implementation stage of their ongoing program to evolve ILSMART.COM into a full-service, business-to-business electronic marketplace -- Contact to Contract(TM). The plans include "Purchase On-line" customer catalogs, expanded electronic auction sites and web-hosting for ILS subscribers. In 2001, ILS intends to spend $8.0 million in capital expenditures to implement the Contact to Contract(TM) strategy, of which $7.2 million has been spent through September 30, 2001.

       Aviall Services' capital expenditures for 2001 are expected to be approximately $4.5 million for various system enhancements and $2.5 million related to the new Dallas facility, of which $5.6 million has been spent. System-related expenditures include the next phase of the CRM system, upgrades to the warehouse and procurement software and further enhancements to the AVIALL.COM website. The Company believes the introduction of these system upgrades and enhancements will continue to transform Aviall Services into the industry-leading full-service, technology-based supply-chain highway. However, due to current market conditions, both Aviall Services and ILS are in the process of re-evaluating capital spending for 2002 to determine which projects or spending can be delayed or, in some cases, cancelled.

CERTAIN FORWARD-LOOKING STATEMENTS

       This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations of the Company as well as its customers and suppliers, including as a result of competitive factors and pricing pressures, shifts in market demand, factors relating to the events of September 11, 2001, including the significant reduction in commercial air travel, announced reductions in commercial flight schedules and financial losses by a number of airlines, general economic conditions and other factors including among others, those that effect flight activity in commercial, business and general aviation, the business activities of the Company's customers and suppliers and developments in information and communication technology. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company has market risk exposure arising from changes in interest rates and foreign exchange rates. The Company from time to time has used financial instruments to offset such risks. Financial instruments are not used for trading or speculative purposes. The Company has experienced no significant changes in market risk during the first nine months of 2001. The Company's market risk is described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                           PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

              None.

       (b)    Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AVIALL, INC.

November 9, 2001                        By  /s/ Jacqueline K. Collier
                                            ------------------------------------
                                            Jacqueline K. Collier
                                            Vice President and Controller
                                            Principal Accounting Officer

November 9, 2001                            /s/ Cornelius Van Den Handel
                                            ------------------------------------
                                            Cornelius Van Den Handel
                                            Vice President and Treasurer
                                            Principal Financial Officer