Form 10-K405
period 2001-12-31
AVIALL INC
filed 2002-03-28
CIK 701650

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

  (MARK ONE)

      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001


                                       OR

      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NUMBER 1-12380

                                  AVIALL, INC.
                                  ------------
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

                                 (972) 586-1000
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common stock held by nonaffiliates of the registrant as of March 15, 2002 was approximately $153.8 million. (For purposes of determining the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

     The number of shares of common stock outstanding at March 15, 2002 was 18,608,210.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2002 Annual Meeting of Stockholders to be held on June 14, 2002 are incorporated herein by reference in
Part III.

================================================================================

                                  AVIALL, INC.
                                TABLE OF CONTENTS


                                                       PART I                                                           PAGE
Item 1:       Business..................................................................................................  3
Item 2:       Properties................................................................................................ 12
Item 3:       Legal Proceedings......................................................................................... 13
Item 4:       Submission of Matters to a Vote of Security Holders....................................................... 13
Item 4A:      Executive Officers of the Registrant...................................................................... 14

                                                      PART II
Item 5:       Market for Registrant's Common Equity and Related Stockholder Matters..................................... 15
Item 6:       Selected Financial Data................................................................................... 18
Item 7:       Management's Discussion and Analysis of Financial Condition and Results of Operations..................... 20
Item 7A:      Quantitative and Qualitative Disclosures about Market Risk................................................ 32
Item 8:       Consolidated Financial Statements and Supplementary Data.................................................. 32
Item 9:       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................... 32

                                                     PART III
Item 10:      Directors and Executive Officers of the Registrant........................................................ 33
Item 11:      Executive Compensation.................................................................................... 33
Item 12:      Security Ownership of Certain Beneficial Owners and Management............................................ 33
Item 13:      Certain Relationships and Related Transactions............................................................ 33

                                                     PART IV
Item 14:      Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K.............................. 34
              Signatures................................................................................................ 38
              Index to Consolidated Financial Statements and Supplementary Data.........................................F-1

                                     PART I

ITEM 1:  BUSINESS

GENERAL

     We are a major provider of aftermarket parts sales, supply-chain management services and related value-added services for the aviation industry. Our Aviall Services business is the largest independent global provider of new aviation parts and related supply-chain management services for the aviation industry. Our Inventory Locator Service business operates leading electronic marketplaces for buying and selling parts, equipment and services for the aviation and marine industries and the United States, or U.S., government procurement market.

     Aviall Services sells a broad range of new aviation parts, components and supplies from approximately 180 original equipment manufacturers, or OEMs, to nearly 17,000 commercial, military and general aviation customers, including over 250 airlines. Aviall Services also provides value-added services to our customers and suppliers, such as repair and assembly services, supply-chain management services and information gathering and delivery services.

     Inventory Locator Service, or ILS, maintains global aviation and marine-related information and electronic marketplaces with approximately 9,000 users in more than 70 countries. ILS's marketplaces contain more than 46 million line items representing over five billion parts for sale. ILS also maintains databases of over 100 million cross-referenced U.S. government records, allowing users to research manufacturers of specific parts, locate alternate parts, find additional uses and markets for parts and review U.S. government procurement histories. ILS has been the leader in aviation-related electronic marketplaces for more than two decades.

     We were incorporated in 1993 as a Delaware corporation. Aviall Services was incorporated in 1993 as a Delaware corporation. ILS was originally incorporated in 1979 as a Tennessee corporation and in March 2001 was reorganized as a Delaware limited liability company. We have a number of trademarks, including our registered trademarks "Aviall" and "ILS," and our common law trademarks "Bid Quest" and "Contact to Contract."

RECENT DEVELOPMENTS

     On December 17, 2001, we entered into an exclusive, ten-year, worldwide agreement with Rolls-Royce Corporation, or Rolls-Royce, to become its exclusive service provider for Rolls-Royce Model T56 engine parts. The Model T56/501-D series engine is used in many military applications and will diversify our Aviall Services' business unit by increasing the military share of our total 2002 revenues to over 40%. To finance our obligations under this agreement and to refinance our then-existing $160.0 million revolving credit facility and term loan, we consummated the following transactions on December 21, 2001:

     o We sold 45,000 shares of Series B Senior Convertible Participating Preferred Stock, or Series B Preferred Stock, for $45.0 million to certain affiliates of The Carlyle Group. The Series B Preferred Stock was automatically converted into 45,110 shares of our Series D Senior Convertible Participating Preferred Stock, or Series D Preferred Stock, upon stockholder approval of the terms and issuance of the Series D Preferred Stock at a Special Meeting of Stockholders held on March 15, 2002. As of March 15, 2002, the Series D Preferred Stock was convertible into 7,777,584 shares of our common stock. For information concerning the sale of the Series B Preferred Stock and the terms of the Series D Preferred Stock, see "Item 5: Market for Registrant's Common Equity and Related Stockholder Matters - Sales of Unregistered Securities - Preferred Stock" and "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this Annual Report on Form 10-K.

     o Aviall Services sold $80.0 million of senior unsecured notes due 2007 to certain lenders and we issued to the lenders warrants to acquire 1,750,000 shares of common stock (subject to adjustment for antidilution events) upon stockholder approval of the terms and issuance of the warrants at a Special Meeting of Stockholders held on March 15, 2002. For information concerning the issuance of the senior notes and the warrants, see "Item 5: Market for Registrant's Common Equity and Related Stockholder Matters - Sales of Unregistered Securities - Senior Notes" and "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this Annual Report on Form 10-K.

     o We also entered into a new $200.0 million senior secured credit facility led by Citicorp USA, Inc. and repaid our previous $160.0 million senior secured revolving credit facility and term loan. For information concerning the new senior secured credit facility, see "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this Annual Report on Form 10-K.

INDUSTRY OVERVIEW

     AVIATION PARTS, COMPONENTS AND SUPPLIES. The global market for aviation parts, components and supplies generally consists of two related segments: the new aircraft segment and the aftermarket segment. The aftermarket segment can be further divided into two distinct groups: the new parts group and the redistribution group. In the new aircraft segment, OEMs typically sell new aviation parts, components and supplies directly to aircraft manufacturers, such as Boeing and Airbus, for use on airframes or engines under construction. In the aftermarket new parts group, OEMs and their distributors sell new aviation parts, components and supplies for use on existing airframes and engines. In the aftermarket redistribution group, aviation parts dealers, airlines and others sell used, surplus and repaired aviation parts or components for use on existing airframes and engines. Many operators in the aviation parts aftermarket also provide maintenance and repair services for aircraft parts and components.

     Aftermarket aviation parts generally fall into two categories: consumable or expendable parts, such as lamps and filters, which are disposed of after being used, and repairable parts and components, such as engine parts and components, which generally can be repaired and reused more than once. Additionally, supplies generally consist of lubricants and other fluids that are fully consumed when used.

     Generally, new aircraft, including helicopters, are covered by comprehensive warranties ranging from two to five years after purchase. During this period, OEMs and their suppliers provide most repairable parts to owners and operators free of charge or on a prorated basis under warranty. Because OEMs provide most repairable parts and components at no charge during the warranty period, aftermarket parts suppliers generally sell aviation parts and components for use on airframes and engines that are out of warranty, including out-of-production airframes and engines. Unlike repairable parts, consumable parts and supplies are generally not covered by OEM warranties and are typically purchased from OEMs or their distributors in the aftermarket.

     Aircraft operators replace aviation parts and components either when they wear out or when they are required to be replaced under applicable government regulations or specific manufacturer recommendations based upon time or usage. As a result of increased wear and tear and greater age and usage, older airframes and engines need substantially more parts than newer airframes and engines. In particular, aircraft more than five to seven years old typically begin to undergo more frequent parts replacements and repairs.

     Aviall Services primarily operates in the aviation aftermarket new parts segment. In this market, Aviall Services supplies primarily new aviation parts, components and supplies on behalf of OEMs primarily to commercial and regional airlines, general aviation operators, air freight operators and U.S. or foreign governments for installation on their aircraft, including helicopters. In addition, Aviall Services supplies primarily new aviation parts, components and supplies on behalf of OEMs to maintenance and repair facilities for installation on military, commercial, business, regional and utility aircraft, including helicopters, undergoing repair. Aviall Services also operates a limited number of repair and final assembly shops in cooperation with selected suppliers.

     ILS primarily operates in the aviation redistribution aftermarket. In this segment, ILS provides electronic marketplaces for buyers and sellers of new and used, surplus and repaired aviation parts and components. In addition, ILS operates electronic marketplaces primarily in the aviation, marine and U.S. government procurement industries.

     COMPETITION. In the new parts and redistribution segments of the aviation aftermarket, competition is generally based on factors such as the availability, price and condition of products and services and the level of customer service. Because used, surplus and repaired aviation parts and components typically sell for substantially less than the corresponding new parts and components, companies in the redistribution segment often compete with companies in the new parts aftermarket segment on the basis of price. Despite the price difference, many aircraft operators prefer new parts and components to used and repaired parts and components due to the perceived superior quality and direct traceability to the OEM.

     INDUSTRY TRENDS. We believe purchasers of aviation parts, components and supplies are increasingly using larger, more technically advanced suppliers who have broad product offerings and who provide superior customer service and delivery times. We believe these purchasers are seeking to reduce their number of suppliers to lower procurement and inventory costs, streamline buying decisions, reduce delivery times and improve quality controls. In addition, OEMs are increasingly seeking to outsource their supply-chain management functions for mature product lines to parts distributors that can efficiently deliver their products and provide them with valuable forward-looking information on customer demand. We believe these industry trends favor large, well-capitalized, technologically advanced aftermarket providers, such as Aviall Services, who have broad product offerings and who excel at supply-chain management. During the past few years, a number of aviation products suppliers have consolidated or combined their operations, and a number of OEMs have outsourced portions of their supply-chain management functions. We believe these trends will continue.

     The September 11, 2001 terrorist attacks against the U.S. have had a significant impact on the domestic and international aviation industry and have had an adverse impact on the U.S. economy. As a result of these attacks and the related aftermath, many commercial airlines and air freight carriers have reported significant losses and have significantly reduced their operations, taken aircraft out of service, retired older aircraft and deferred nonessential aircraft maintenance and overhaul services. While there are positive indications that flight activity by commercial airlines and air freight carriers is increasing, it is unclear how long it will take for their flight activity and profitability to return to pre-September 11th levels. At the same time, the U.S. military and certain foreign militaries have significantly increased their flight activities, especially in connection with the increase in military operations around the world post-September 11th. Generally, business and general aviation flight activity, with the exception of small, piston-engine aircraft, has remained relatively stable after the September 11th restrictions on flying were relaxed.

     The September 11th terrorist attacks and the related aftermath have had a varied impact on Aviall Services. Due to the decreased flight activity of commercial airlines and air freight carriers and the retirement of older commercial aircraft, Aviall Services has experienced reduced demand for parts, components and supplies used on commercial aircraft, particularly in the U.S. and Europe. However, due to the increased flight activity of the U.S. military and certain foreign militaries and due to Aviall Services' new Rolls-Royce Model T56 engine parts contract (pursuant to which Aviall Services will provide engine parts for certain military aircraft), management believes it will be able to more than counterbalance the decreased demand for commercial aircraft parts with increased sales of military aircraft parts, although at lower margins. Management also believes that, over time, the flight activity of commercial airlines and air freight carriers will generally increase. Although ILS experienced a slight decrease in aviation industry-related subscribers after September 11th, this decrease was partially offset by an increase in the number of government-related subscribers after September 11th. As a result, ILS has not experienced a material adverse impact on its business as a result of the September 11th terrorist attacks and related aftermath.

AVIALL SERVICES

     NEW PARTS DISTRIBUTION AND LOGISTICS. Aviall Services purchases new aviation parts, components and supplies from approximately 180 OEMs and resells them through a network of 40 customer service centers located in North America, Europe, Asia, New Zealand and Australia. Our ISO 9002-registered central warehouse adjacent to Dallas/Fort Worth International Airport, or DFW Airport, in Texas stocks approximately 34,000 line items ranging from sophisticated turbine engine parts and components to lubricants, lamps and other supply items. We also stock high-demand items in customer service centers close to customers around the world.

     Our customers include military, commercial airlines, air freight carriers, repair and overhaul facilities, corporate flight departments, flight schools, fixed-based operations, OEMs, helicopter fleet operators, U.S. and foreign governmental agencies and other distributors. In 2002, we expect our net sales to be approximately 40% military, 30% commercial airline and 30% general aviation. In 2001, Aviall Services' ten largest customers represented, in the aggregate, approximately 15% of its net sales, and its single largest customer accounted for approximately 3% of its net sales. In 2002, we anticipate that Rolls-Royce will be our largest customer for Rolls-Royce Model T56 engine parts representing approximately 28% of Aviall Services' estimated 2002 net sales. The sales to Rolls-Royce primarily relate to their role as prime contractor for Model T56 parts to the U.S. military. Pursuant to our Model T56 parts agreement with Rolls-Royce, following the implementation period we will ship U.S. military orders directly to the U.S. military on behalf of Rolls-Royce and invoice Rolls-Royce on the parts shipped.

     REPAIR AND FINAL ASSEMBLY SHOPS. We operate a limited number of overhaul, repair and final assembly shops authorized by the Federal Aviation Administration, or FAA, in cooperation with selected suppliers. We test, restore and recharge nickel-cadmium aviation batteries at our seven battery service centers. In addition, we inspect, repair and modify aircraft wheels and brakes at our six wheel and brake overhaul and repair shops. Our Atlanta, Georgia wheel and brake facility has the latest tooling in automated carbon and metal cutting, heat treating and dimensional inspection service for the repair and modification of both metal- and carbon-constructed wheel and brake components. We also operate four hose assembly shops for selling and assembling a wide variety of aircraft hoses. In 2001, net sales from these repair and assembly activities, including parts used in these activities, represented approximately 12% of Aviall Services' net sales.

     SUPPLIERS. Aviall Services has developed strong relationships and alliances with suppliers who seek in-depth sales and marketing coverage, advanced inventory management, order processing, forecasting and direct electronic communications with end-users of their products. Aviall Services sells products such as:

Original Equipment
   Manufacturer                                Product
-------------------       ------------------------------------------------------
Rolls-Royce               Engine parts and modules

Honeywell                 Fuel controls, engine systems accessories, aircraft
                          lighting and environmental control systems

Goodrich Ice protection systems, wheel and brake parts, lighting systems, sensors, fuel nozzles and emergency equipment

Scott Aviation            Oxygen systems

TransDigm                 Ignition systems, filters, pumps, cables, valves,
                          batteries, chargers and heaters

     SIGNIFICANT PARTS CONTRACTS. Since November 1999, we have entered into several significant, long-term agreements with Rolls-Royce and Honeywell to sell certain lines of their new aviation parts and components. Under each of these agreements, we are the primary aftermarket supplier of the new parts and components, and we purchase the parts and components at a contractual discount from the manufacturers' list prices. We also assist in managing certain supply-chain functions for these product lines, including marketing, order administration, warehousing, inventory management, product sales and documentation support. Additional information about these agreements is summarized below.

     During 2001, sales of parts from Honeywell accounted for approximately 4% of Aviall Services' net sales, and sales of parts from Rolls-Royce accounted for approximately 24% of Aviall Services' net sales. In comparison, during 2000, sales of parts from Honeywell accounted for approximately 1% of Aviall Services' net sales, and sales of parts from Rolls-Royce accounted for approximately 23% of Aviall Services' net sales. As the Rolls-Royce Model T56 engine parts agreement is implemented during 2002, we estimate the percentage of Aviall Services' net sales represented by sales of parts supplied by Rolls-Royce will increase to over 50% of Aviall Services' net sales in 2002. This estimate includes the sales Rolls-Royce will ship directly to the U.S. military during implementation of the agreement, which is discussed further below. In the event that Honeywell or Rolls-Royce discontinues the products we sell, terminates our contracts or is unable to perform under our agreements with them, we would likely experience a material adverse effect on our business, financial condition and results of operations.

ROLLS-ROYCE MODEL T56 PARTS AGREEMENT

     In December 2001, Rolls-Royce awarded us the aftermarket fulfillment rights for new parts for the Rolls-Royce Model T56 series engine until December 31, 2011. We expect to implement fully our operations under this agreement by the second quarter of 2002. During the implementation process, Rolls-Royce has continued to ship certain orders directly to the U.S. military and has paid us a commission on these sales equal to the gross margin that we would have recognized on these orders if we had shipped them directly. As a result, our net sales for 2002 may not reflect the amounts that would have been obtained on these orders if shipped directly by us. We anticipate that following implementation of this agreement, estimated to be complete in the second quarter of 2002, the U.S. military parts orders will be shipped directly by us to fulfill Rolls-Royce's contractual obligations to the U.S. military.

     The Rolls-Royce Model T56 series military turboprop and its commercial version, the Model 501-D, are the leading large turboprop engines in the world as measured by units sold and operating hours.

     The Model T56 military turboprop is installed primarily on the Lockheed Martin C-130 Hercules cargo plane, the Northrup Grumman E-2C Hawkeye early warning aircraft and the Lockheed Martin P-3 Orion patrol aircraft, all flown primarily by the U.S. and foreign governments. The Model 501-D commercial turboprop is installed primarily on the Convair 580 and the Lockheed Electra, which provide commercial passenger and cargo service in various countries around the world. Since their introduction in 1954, nearly 17,000 Model T56/501-D turboprops have been installed on a wide variety of propeller-driven aircraft. Over 8,400 Rolls-Royce Model T56/501-D series engines are currently in service, and Rolls-Royce has entered into an agreement with the U.S. Navy to provide new production Model T56 engines through 2005.

     Under this agreement, Rolls-Royce is permitted to sell Model T56 engine parts directly to OEMs solely for installation in new airframes, to customers requesting normal levels of spare modules and parts when sold together with new Model T56 engines and to certain others to comply with pre-existing contractual requirements.

     Rolls-Royce may terminate this agreement for convenience after January 1, 2007 by giving us 120-days prior written notice. In addition, Rolls-Royce may terminate this agreement:

     o upon a change of control of Rolls-Royce, provided that Rolls-Royce gives us 120-days prior written notice;

     o if we are acquired by one of Rolls-Royce's competitors, provided that Rolls-Royce gives notice of termination to us within 30 days of the change of control and sets the termination date at least 120 days after the notice date;

     o if we are acquired by a person that is not a competitor of Rolls-Royce and the acquisition causes our credit rating, as determined by Standard & Poor's or Moody's, to fall one notch below our rating prior to the acquisition, provided that Rolls-Royce elects to terminate the agreement within one year of the acquisition and gives us 120-days prior written notice of termination;

     o   if we become bankrupt or insolvent or commence bankruptcy proceedings;
         or

     o   if we materially breach the agreement.

However, if Rolls-Royce terminates the agreement for convenience or upon a change of control of Rolls-Royce, we are entitled to recover termination fees from them and they are required to repurchase the parts we acquired from them under the agreement at our average cost. In addition, upon termination for any other reason, Rolls-Royce may purchase all, but not less than all, of our inventory of Rolls-Royce Model T56 engine parts for an aggregate purchase price equal to our aggregate average cost for the parts less our excess and obsolescence reserves for such parts.

HONEYWELL ESA/ECS PARTS AGREEMENT

     In March 2001, Honeywell awarded us the right to sell new Honeywell engine systems accessories and environmental control systems until March 31, 2011. The environmental control systems are used on various business and regional aircraft. The engine systems accessories include cabin pressurization and air conditioning parts and components used on a wide variety of commercial aircraft, such as Airbus A300s and Boeing 727s, 747s, DC-9s, DC-10s, MD-11s and MD-80s.

     In addition, Honeywell has the right to sell the parts covered by the agreement directly to OEMs for production/retrofit requirements, to U.S. and foreign military customers and to some of its repair and overhaul facilities. Although not granting us exclusive rights to sell these parts, Honeywell must provide us with a purchase credit towards our future purchases for each part that Honeywell sells directly to a third party.

     Either party may terminate this agreement for convenience after April 1, 2006 by giving 60-days prior written notice to the other party. However, if Honeywell terminates the agreement for convenience, we can require them to repurchase the parts we acquired under the agreement at their current list price and to refund any outstanding purchase credits owed to us. Honeywell may also terminate the agreement if we become bankrupt or insolvent or commence bankruptcy proceedings or if we materially breach the agreement.

ROLLS-ROYCE MODEL 250 PARTS AGREEMENT

     In November 1999, Rolls-Royce awarded us the exclusive right to sell all parts, modules and related technical publications it produces for the Rolls-Royce Model 250 engine until November 3, 2009.

     The Rolls-Royce Model 250 series engine powers more than 125 different helicopter and fixed-wing aircraft in both the commercial and military markets, making it the leading engine in the turbine powered light helicopter market. Since its introduction in 1965, 28,000 Model 250 series engines have been delivered, and, in that time, they have accrued over 120 million flight hours. More than 17,000 of these engines are currently in service, primarily on commercial helicopters.

     Under this agreement, Rolls-Royce is permitted to sell Model 250 engine parts directly to OEMs solely for installation in new airframes, to the U.S. military and to certain others to comply with pre-existing contractual requirements.

     Either party may terminate this agreement for convenience after January 1, 2003 by giving 120-days prior written notice to the other party. In addition, Rolls-Royce may terminate this agreement: o upon a change of control of Rolls-Royce, provided that Rolls-Royce gives us 120-days prior written notice;

     o if we are acquired by one of Rolls-Royce's competitors, provided that Rolls-Royce gives notice of termination to us within 30 days of the change of control and sets the termination date at least 120 days after the notice date;

     o if we are acquired by a person that is not a competitor of Rolls-Royce and the acquisition causes our credit rating, as determined by Standard & Poor's or Moody's, to fall one notch below our rating prior to the acquisition, provided that Rolls-Royce elects to terminate the agreement within one year of the acquisition and gives us 120-days prior written notice of termination;

     o   if we become bankrupt or insolvent or commence bankruptcy proceedings;
         or

     o   if we materially breach the agreement.

However, if Rolls-Royce terminates the agreement for convenience or upon a change of control of Rolls-Royce, we are entitled to recover termination fees from them. In addition, upon termination, Rolls-Royce may purchase all, but not less than all, of our inventory of Rolls-Royce Model 250 engine parts for an aggregate purchase price equal to our aggregate average cost for the parts less our excess and obsolescence reserves for such parts.

OTHER AGREEMENTS

     In addition to the agreements discussed above, we also have an agreement with Honeywell to sell new Honeywell fuel controls products for Rolls-Royce Model 250 and Honeywell LT101 series engines until December 31, 2010 and to sell new Honeywell fuel control parts and assemblies for Rolls-Royce Model T56 series engines until June 30, 2011, in each case subject to certain rights of early termination.

     TECHNOLOGY. We believe our order fulfillment, customer relationship management and electronic commerce technologies are key factors accentuating Aviall Services' high standards for customer service and providing us with a competitive advantage. We also believe our hardware and software technologies are scalable and will enable Aviall Services to increase net sales with lower corresponding expense growth. Aviall Services' integrated data system accesses information on parts availability, pricing and order status, and performs order entry on a real-time basis from anywhere in the world. This system facilitates immediate shipments to customers throughout North America and one-to-two day shipments to international customers. Aviall Services also offers advanced electronic data interchange, or EDI, communications, which provides direct customer access to its central inventory management and retrieval system.

     In addition, customers can access our order management system over the Internet at our award-winning website, AVIALL.COM. We built this enhanced website with the primary goals of creating customer- and supplier-friendly functionality and productivity savings. The system enables customers to conduct part searches using a new online catalog, determine parts availability, place orders, request quotes and check order and quote status.

     SALES AND MARKETING. Aviall Services emphasizes leading-edge e-commerce capabilities, breadth of product offering, competitive pricing, attention to customer service and value-added functions through advanced systems and inventory management/logistics applications.

     We conduct direct sales and marketing efforts through a team of employees and third-party sales representatives located throughout the Americas, Europe, the Middle East and the Asia-Pacific region. These employees and representatives meet regularly with our major customers to solicit orders and provide product information. Their function is not only to sell and provide support for existing products, but also to work with our customers and suppliers to identify new market opportunities.

     Our sales staff works closely with the customer service center managers and the inventory provisioning group to ensure that inventory availability and customer service levels are maintained. Frequent meetings are conducted with suppliers to provide new product introductions, as well as marketing and sales training. From time to time, Aviall Services directly polls its customers to measure its performance compared to expectations and to identify opportunities for improvement. Aviall Services also sponsors parts and maintenance symposia with participation by both manufacturers and customers. These symposia feature new product lines and experienced supplier representatives who provide technical training.

     In addition, we believe Aviall Services' parts catalog, which is published every three years, is the recognized industry standard for parts and applications in the corporate and general aviation sectors. The catalog is currently available in CD, web and paper versions. Aviall Services also uses institutional advertising, co-op advertising programs with suppliers and direct mail programs, as well as sending representatives to a number of industry trade shows around the world, to ensure its name, products and services are visible in the market.

     COMPETITION. Aviall Services' primary competitors for sales of new aircraft parts, components and supplies are independent distributors, redistribution suppliers and aerospace OEMs. The aviation parts aftermarket is large and highly fragmented, with no single proprietary or independent provider holding a dominant position. However, we believe Aviall Services has maintained and materially strengthened its position as the leading independent provider of new aviation parts, components and supplies in the aftermarket by competing effectively on the basis of the availability, price and quality of products and services and the level of customer service.

INVENTORY LOCATOR SERVICE

     GENERAL. For over twenty years, ILS has profitably served buyers and sellers of parts, equipment and services in the aviation industry and today also serves the marine industries and the U.S. government procurement market. As the marketplace's leading provider for over 20 years, ILS operates online electronic marketplaces providing its aviation, marine and government subscribers the ability to purchase or list parts, equipment and services within a diverse community of users. The ILS parts databases list over 46 million line items, representing more than five billion parts. Sellers list their parts, equipment and services on ILS to advertise their inventories and services to active buyers around the world, to open new markets and to increase sales. The ILS parts databases enable buyers to quickly locate new, used and refurbished parts from multiple sources or to quickly locate alternate parts when needed. In addition to its core parts, equipment and services databases, ILS provides access to over 100 million records of U.S. government information. This information allows users to research manufacturers of specific parts, locate alternate parts, find additional uses and markets for parts and review U.S. government procurement histories to help establish the value for parts.

     At December 31, 2001, ILS had approximately 9,000 users in more than 70 countries, including over 200 airlines, 100 ship management companies and 45 U.S. government procurement agencies. The users also include over 600 FAA-approved overhaul and repair facilities that list more than 1.6 million items they are approved to repair or overhaul. On average, users access the ILS databases more than 34,000 times each business day. In addition, we believe that users of ILS have a success rate of almost 80% on parts searches. As a provider of independent electronic marketplaces and information, ILS does not take possession or ownership of any parts, equipment or supplies.

     ILS links buyers and sellers through its website, ILSMART.COM, or its private, dial-up data network. Subscribers pay a monthly or yearly subscription fee to access the databases, and suppliers pay a monthly fee to list their inventories in the ILS databases. During 2001, ILS generated approximately 70% of its net sales from subscription fees and inventory listing services. While ILS does not generate net sales from the sale of parts, equipment and services listed in its databases, ILS does generate additional income from providing value-added services, such as cross reference information on government parts, inventory reports and overhaul capabilities listings. During 2001, ILS generated 30% of its net sales from providing value-added services to its subscribers.

     CONTACT TO CONTRACT INITIATIVE. ILS is continually adding to its electronic commerce services that already include online requests for quotes, buyers' auctions, web-linked communications, e-mail tools and fax capabilities. In 2000, ILS announced plans for its next-generation business-to-business electronic marketplace, or Contact to Contract. The goal of this Contact to Contract initiative is to enable ILS's subscribers to conduct a typical procurement transaction entirely online, from order inquiry to processing and fulfillment. We believe the new services planned as a result of the Contact to Contract initiative will significantly broaden the range of electronic commerce options available to ILS's subscribers.

     The Contact to Contract initiative initially included the development of several powerful new tools on ILSMART.COM, including the e-Supplier Directory and the ILS BidQuest e-procurement system. The e-Supplier Directory enables buyers to quickly locate suppliers by the types of equipment they sell, service or overhaul. The e-Supplier Directory also includes company profiles that provide additional information about suppliers and enables buyers to make better informed purchasing decisions. In addition, the e-Supplier Directory allows suppliers to provide links directly to their own websites for greater online exposure. ILS BidQuest enables buyers to post any item or service they wish to purchase and receive competitive bids online from interested sellers. ILS BidQuest encourages competitive pricing for buyers and allows sellers to reach active buyers with open orders.

     In June 2001, ILS launched its newest suite of services, the ILS Exchange. The ILS Exchange enables customers to conduct transactions, from purchase initiation to fulfillment, entirely online. Additionally, ILS customers have online negotiation capabilities, reducing the need for phone calls and faxes. Other capabilities of the ILS Exchange include requesting quotes for needed parts and services, managing replies to those requests, generating purchase orders, issuing invoices and tracking the entire negotiation history.

     Enhancements to ILS's services are driven by customer needs, as well as their hardware and software capabilities. ILS routinely uses focus groups, questionnaires, industry meetings and surveys to obtain customer feedback on current and prospective services. ILS intends to continue focusing on providing enhancements to increase the efficiency of buying and selling aviation and marine parts, equipment and services online, thereby increasing customer loyalty and transaction volumes.

     SUBSCRIBERS. ILS's aviation-related subscribers include OEMs, distributors, resellers, overhaul and repair facilities, fixed-base operators, most of the world's major airlines and U.S. government procurement agencies. ILS's marine-related subscribers include manufacturers, repair facilities, distributors and ship owners and operators.

     SALES AND MARKETING. ILS markets its electronic marketplaces to both buyers and sellers in the aviation and marine industries and in the U.S. government procurement market. ILS is represented by employees and independent representatives strategically located throughout the world. ILS is headquartered in Memphis, Tennessee and also maintains regional offices in: Atlanta, Georgia; Seattle, Washington; Singapore; and Hong Kong. ILS also has independent sales representatives in: London and Newcastle, England; Athens, Greece; and Toronto, Canada. In addition, ILS has representatives in areas where its major customers are located to provide them with training and technical support.

     Each year, ILS demonstrates its services at a number of trade shows around the world as a means of reaching prospective customers. In addition, ILS uses banner advertising, on-site real-time demonstrations, advertising in major aviation and marine industry publications, and active public relations campaigns to provide additional exposure and generate leads for the ILS sales team. ILS also offers seminars and training sessions to assist customers in maximizing the value they receive from ILS's services.

     COMPETITION. With regard to electronic marketplaces, competition is based on depth and breadth of product offerings and services, availability, ease of access and ease of use by the customer to the marketplaces, as well as functionality and, to a lesser extent, price. We believe ILS's large customer base, depth and breadth of aftermarket product offerings, electronic marketplace innovation, electronic commerce developments, and its position as an independent, unbiased provider of information are key competitive differentiating factors. We believe ILS operates the only major aviation- or marine-related electronic marketplaces that provide customers with both Internet and dial-up access capability.

     There are a number of recent Internet-based competitors operating aviation business-to-business marketplaces, including alliances of OEMs, individual airlines, distributors and independent companies. Most of the participants in the recently formed alliances remain subscribers and active participants in ILS's electronic marketplaces.

EMPLOYEES

     As of December 31, 2001, we had approximately 820 employees, none of whom are represented by collective bargaining units, except for less than ten employees residing in The Netherlands. We believe that our relationships with our employees are good.

REGULATION

     GENERAL. We are regulated by certain federal, state and local government agencies within the U.S. with authority over businesses generally, such as the United States Environmental Protection Agency and the United States Occupational Safety and Health Administration, as well as agencies of foreign governments with similar authority in those foreign jurisdictions where we do business.

     AVIATION. In addition to general regulation by these agencies, some of our operations are regulated by agencies with responsibilities over civil aviation. Aviall Services' repair and final assembly facilities are licensed and regulated in the U.S. by the FAA. Locations outside the U.S. are regulated by the various countries' civil aviation authorities and the FAA.

     ENVIRONMENTAL. Aviall Services' business includes parts repair operations that require the use, storage and disposal of certain chemicals in small quantities. These chemicals are regulated under various federal, state, local and foreign environmental protection laws, which require us to eliminate or mitigate the impact of these substances on the environment. In response to these requirements, we have upgraded facilities and implemented programs to detect and minimize contamination. Due to the small quantities of chemicals used and the current programs in place, we do not anticipate any material environmental liabilities or significant capital expenditures will be incurred in the future related to these operations to comply or remain in compliance with existing environmental regulations.

     Additionally, some of the products, such as chemicals, oxygen generators, oxygen bottles and life rafts, that we sell to our customers contain hazardous materials that are subject to FAA regulations and various federal, state, local and foreign environmental protections laws. If we ship such products by air, we share responsibility with the air carrier for compliance with these FAA regulations and are primarily responsible for the proper packaging and labeling of these items. If Aviall Services mislabels or otherwise improperly ships hazardous materials, it may be liable for damage to the aircraft and other property, as well as substantial monetary penalties. Any of these events could have a material adverse effect on our financial condition or results of operations. The FAA actively monitors the shipment of hazardous materials.

     In addition, some of our previously owned businesses used certain chemicals classified by various federal, state, local and foreign agencies as hazardous substances. We retain certain environmental liabilities related to these businesses for the period prior to their sale. For further discussion, see "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" and Note 16 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 2:  PROPERTIES

     In the fourth quarter of 2001, we relocated our corporate headquarters and Aviall Services' headquarters and central warehouse operations to a new 280,000 square foot facility adjacent to DFW Airport. The new facility increased the size of our central warehouse and product repair shop from 155,000 square feet to 195,000 square feet. We use the remaining 85,000 square feet of the new facility for office space. We believe the relocation of our corporate headquarters and Aviall Services' headquarters and central warehouse operations will streamline our logistics system, thereby allowing us to more efficiently serve our customers. We occupy the new facility pursuant to a ten-year lease with two five-year renewal options at the then-prevailing fair market lease rate.

     At December 31, 2001, our principal operating facilities were:

                                                        Lease
        Location            Square Footage         Expiration Date                       Function
------------------------   ----------------    ------------------------  -----------------------------------------
DFW Airport, Texas              280,000             December 2011        Corporate headquarters and Aviall
                                                                         Services' headquarters and central
                                                                         warehouse operations
Memphis, Tennessee              31,000               April 2003          ILS headquarters and operations

     On December 31, 2001, we occupied 41 other facilities around the world, including administrative, sales, distribution and operations/repair facilities and customer service centers that support our parts distribution business. Each of our domestic real properties are held under an operating lease. We believe our material facilities, machinery and equipment are suitable for the purposes for which they are used and are adequately maintained in all material respects.

ITEM 3:  LEGAL PROCEEDINGS

     We are routinely involved in legal proceedings incidental to our businesses. Pending matters include actions involving alleged breach of contract, employment discrimination, liability for environmental matters, tort claims and other matters. In each instance, we are defending the pending legal or regulatory action. While any legal proceeding has an element of uncertainty, based on presently available information and given existing financial reserves, we believe that the ultimate disposition of all such proceedings and environmental matters will not have a material adverse effect on our results of operations, financial condition or cash flows, although certain matters could be material to cash flows in any one year. For information concerning environmental matters, see "Item 1: Business - Regulation - Environmental" and "Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" in this Annual Report on Form 10-K.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A:  EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers are as follows:

                   Name                                                  Office(s)
        ------------------------------ ---------------------------------------------------------------------------------------
        Paul E. Fulchino               Chairman of the Board of Directors, President and Chief Executive Officer

        Dan P. Komnenovich             Executive Vice President and Chief Operating Officer of Aviall Services

        Bruce Langsen                  President of ILS

        Charles M. Kienzle             Senior Vice President of Operations of Aviall Services

        Jeffrey J. Murphy              Senior Vice President of Law and Human Resources, Secretary and General Counsel

        Jacqueline K. Collier          Vice President and Controller

        Joseph Y. Lacik                Vice President of Information Services of Aviall Services

        James T. Quinn                 Vice President of Sales and Marketing of Aviall Services

        Cornelius Van Den Handel       Vice President and Treasurer

     Paul E. Fulchino, 55, has served as Chairman of the Board of Directors, President and Chief Executive Officer since January 2000. From 1996 through 1999, Mr. Fulchino was President and Chief Operating Officer of B/E Aerospace, Inc., a leading supplier of aircraft cabin products and services. From 1990 to 1996, Mr. Fulchino served in the capacities of President and Vice Chairman of Mercer Management Consulting, Inc., an international general management consulting firm. Earlier in his career, Mr. Fulchino held various engineering positions at Raytheon Company.

     Dan P. Komnenovich, 49, rejoined Aviall in August 2000 as Aviall Services' Executive Vice President and Chief Operating Officer. From January 1999 to July 2000, Mr. Komnenovich was a Principal with Kincaid Capital Group, an investment management firm. From March 1995 to December 1998, Mr. Komnenovich served as Executive Vice President and Chief Financial Officer of Dallas Airmotive, Inc., a business aircraft engine overhaul company. Mr. Komnenovich held various positions with us between 1983 and 1995, including Senior Vice President of Marketing and Development.

     Bruce Langsen, 55, has served as President of ILS since June 1996. Prior to his tenure as President of ILS, Mr. Langsen served as Executive Vice President of ILS. Mr. Langsen joined ILS in 1993 as its Vice President of Marketing and Sales. Prior to joining ILS, Mr. Langsen was Senior Vice President and General Manager for Express Airlines II.

     Charles M. Kienzle, 49, has served as Aviall Services' Senior Vice President of Operations since June 1996. Mr. Kienzle served as Senior Vice President of Operations of our domestic engine services division from January 1996 to June 1996. From 1993 to January 1996, Mr. Kienzle was Senior Vice President of Human Resources and Administration.

     Jeffrey J. Murphy, 55, has served as Senior Vice President of Law and Human Resources, Secretary and General Counsel since December 1996. From 1993 to 1996, he served as Senior Vice President of Law, Secretary and General Counsel.

     Jacqueline K. Collier, 48, has served as Vice President and Controller since 1994.

     Joseph Y. Lacik, 46, joined Aviall in January 2000 as Aviall Services' Vice President of Information Services. From January 1999 to December 1999, Mr. Lacik was Senior Director of Information Technology for AMFM, Inc. Mr. Lacik served as Vice President, Strategic Information Systems for Metrocall from January 1998 to December 1998. From February 1997 to January 1998, Mr. Lacik served PRONET, a wireless messaging company, as Vice President and Chief Information Officer. Mr. Lacik provided high-level technology consulting services for a number of communications firms from July 1996 to January 1997. Prior to July 1996, Mr. Lacik was Vice President of Information Technology for Cameron Ashley Building Products, Inc.

     James T. Quinn, 53, has served as Aviall Services' Vice President of Sales and Marketing since August 1999. From July 1997 to August 1999, Mr. Quinn was Vice President of Marketing and Supplier Services of Aviall Services. Mr. Quinn served as Director, Distribution Services Marketing from 1994 to 1997.

     Cornelius Van Den Handel, 46, has served as Vice President and Treasurer since December 1997. From June 1996 to December 1997, Mr. Van Den Handel served as Treasurer and Director of Planning. Mr. Van Den Handel served as Director of Financial Planning and Analysis from 1993 to 1996.

     Our executive officers are elected annually by our Board of Directors and may be removed at any time by the Board of Directors. With the exception of Mr. Fulchino, no executive officers have employment agreements with us. No family relationships exist between any of the executive officers.


                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK AND DIVIDEND POLICY

     Our common stock is traded on the New York Stock Exchange under the ticker symbol "AVL". The high and low sales prices for our common stock for each fiscal quarter during 2000 and 2001 are set forth below:

                                           Prices
                                 --------------------------
Year            Quarters            High           Low
--------------- ---------------- -------------- -----------
2000            First             $  9.69        $  7.38
                Second            $  8.69        $  4.38
                Third             $  7.25        $  4.81
                Fourth            $  6.44        $  4.50
--------------- ---------------- -------------- -----------
2001            First             $  8.08        $  4.88
                Second            $ 11.25        $  6.60
                Third             $ 11.05        $  6.05
                Fourth            $  8.05        $  4.52
--------------- ---------------- -------------- -----------

     According to the records of our transfer agent, we had approximately 10,017 stockholders of record of our common stock as of March 15, 2002.

     Our policy has been to reinvest earnings to fund future growth. Accordingly, we did not pay cash dividends on our common stock during 2000 or 2001. Except in limited circumstances, under the terms of (i) our Series D Preferred Stock, (ii) Aviall Services' senior unsecured notes due 2007 and (iii) our senior secured credit facility, we may not declare, pay or set aside cash dividends without the consent of the various parties thereto. Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

     PREFERRED STOCK. On December 21, 2001, we sold 45,000 shares of our Series B Preferred Stock for $45.0 million to Carlyle Partners III, L.P., a Delaware limited partnership, CP III Coinvestment, L.P., a Delaware limited partnership, and certain of their affiliates, or collectively, the Carlyle Investors. We issued the shares of Series B Preferred Stock to the Carlyle Investors pursuant to exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 under the Securities Act of 1933. At the time of issuance of the Series B Preferred Stock, the Carlyle Investors represented to us that each was an accredited investor, as defined in Regulation D under the Securities Act of 1933.

     Our Board of Directors called a Special Meeting of Stockholders for March 15, 2002 to consider and vote upon a proposal to approve the terms and issuance of shares of our Series D Preferred Stock upon automatic conversion of the Series B Preferred Stock, the issuance of shares of Series D Preferred Stock as dividends on shares of Series D Preferred Stock and the issuance of shares of common stock upon conversion of the Series D Preferred Stock.

     At the Special Meeting of Stockholders, the stockholders approved the terms and issuance of the Series D Preferred Stock, the issuance of shares of Series D Preferred Stock as dividends on shares of Series D Preferred Stock and the issuance of common stock upon conversion of the Series D Preferred Stock. Therefore, the 45,110 outstanding shares of Series B Preferred Stock automatically converted into 45,110 shares of Series D Preferred Stock and such shares were issued to the Carlyle Investors. As of March 15, 2002, the 45,110 outstanding shares of Series D Preferred Stock were convertible into an aggregate of 7,777,584 shares of common stock at an initial conversion price of $5.80 per share and represented 27.8% of the total voting power of our stockholders.

     The Series D Preferred Stock (i) has an aggregate liquidation preference of $1,000 per share, (ii) votes with the common stock on an as-converted basis,
(iii) is convertible at the option of the holder into common stock and (iv) has antidilution protection and other protective provisions. Unless there is a continuing event of default under the Series D Preferred Stock, the Series D Preferred Stock has a 9.0% dividend rate per annum and the dividends are payable in additional shares of Series D Preferred Stock for the first four years and then payable in cash thereafter (if permitted). We are required to redeem the Series D Preferred Stock in cash for the aggregate liquidation preference on June 21, 2008. Unless there is a continuing event of default under the Series D Preferred Stock, the holders of Series D Preferred Stock are entitled to elect two members to our Board of Directors and have elected Messrs. Peter J. Clare and Allan M. Holt to those positions. In addition, the Series D Preferred Stock will participate with the common stock on an as-converted basis in the payment of dividends and will participate with the common stock in the distribution of assets upon liquidation, after first receiving $1,000 per share of Series D Preferred Stock, plus all accrued and unpaid dividends.

     We issued the shares of Series D Preferred Stock to the Carlyle Investors pursuant to exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 under the Securities Act of 1933. The Carlyle Investors had represented to us that each was an accredited investor, as defined in Regulation D under the Securities Act of 1933. The issuances of the shares of Series B Preferred Stock and the shares of Series D Preferred Stock were not underwritten.

     In connection with the sale of the Series B Preferred Stock to the Carlyle Investors, we amended our Preferred Stock Rights Plan, or the Rights Plan, to provide that it would not be triggered by the Carlyle Investors' acquisition of
(i) the Series B Preferred Stock, (ii) the Series D Preferred Stock, (iii) any dividends on the Series D Preferred Stock paid in additional shares of Series D Preferred Stock or (iv) any shares of common stock issued upon conversion of the Series D Preferred Stock or upon exercise of the warrant issued to the Carlyle Investors as a holder of an Aviall Services' senior note. The amendment only exempts the Carlyle Investors from triggering the Rights Plan for so long as they are subject to a standstill agreement with us. The terms of the standstill agreement are generally described below.

     In general, we also exempted from the provisions of the Rights Plan subsequent owners of the Series D Preferred Stock and the common stock issued upon conversion of the Series D Preferred Stock or upon exercise of the warrant issued to the Carlyle Investors, subject to certain restrictions. We also amended the Rights Plan to provide that in certain circumstances each outstanding share of Series D Preferred Stock would be issued a number of rights under the Rights Plan equal to the number of shares of common stock issuable upon conversion of such share of Series D Preferred Stock.

     On December 21, 2001, in connection with the amendments to the Rights Plan, we entered into a standstill agreement with the Carlyle Investors. The standstill agreement prohibits the Carlyle Investors from taking certain actions without the prior approval of our Board of Directors for so long as the Carlyle Investors or their affiliates own 15.0% or more of our outstanding voting securities. Such prohibited actions include acquiring more than 5.0% of any of our securities entitled to vote or convertible into or exercisable for voting securities (other than Series B Preferred Stock, Series D Preferred Stock, any dividends on Series D Preferred Stock paid in additional shares of Series D Preferred Stock or any shares of common stock issued upon conversion of Series D Preferred Stock or upon exercise of the warrant issued to the Carlyle Investors), soliciting proxies, calling a meeting of stockholders, commencing a tender offer or making a proposal with respect to the acquisition of a substantial portion of our assets or a merger involving us. The standstill agreement terminates as to each Carlyle Investor on the date such Carlyle Investor and its affiliates no longer own 15.0% or more of our outstanding voting securities.

     SENIOR NOTES. On December 21, 2001, Aviall Services issued senior unsecured notes due 2007 to: J. H. Whitney Mezzanine Fund, L.P., a Delaware limited partnership; Whitney Private Debt Fund, L.P., a Delaware limited partnership; Whitney Limited Partner Holdings, LLC, a Delaware limited liability company; Carlyle High Yield Partners, L.P., a Delaware limited partnership; Blackstone Mezzanine Partners L.P., a Delaware limited partnership; Blackstone Mezzanine Holdings L.P., a Delaware limited partnership; Oak Hill Securities Fund, L.P., a Delaware limited partnership; Oak Hill Securities Fund II, L.P., a Delaware limited partnership; Lerner Enterprises, L.P., a Delaware limited partnership; and P & PK Family Limited Partnership, a Delaware limited partnership. The lenders purchased the notes in exchange for consideration in the aggregate amount of $80.0 million. We issued the notes to these lenders pursuant to exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 under the Securities Act of 1933. At the time of issuance of the notes, these lenders represented to us that each was an accredited investor, as defined in Regulation D under the Securities Act of 1933.

     Subject to approval by our stockholders, we also agreed to issue to the lenders 1,750,000 shares of our common stock (subject to adjustment for certain antidilution events) upon exercise of warrants at a purchase price of $0.01 per share. On March 15, 2002 at the Special Meeting of Stockholders, our stockholders approved the issuance of the common stock pursuant to the exercise of warrants. At March 15, 2002, the common stock issuable upon exercise of the warrants would have represented 6.2% of the voting power of our stockholders. The issuance of the warrants was not underwritten.

     Each warrant is exercisable for shares of our common stock at an initial exercise price of $0.01 per share and will expire on March 15, 2012. Each warrant contains antidilution protection tied to the conversion price of the Series D Preferred Stock. If the conversion price of the Series D Preferred Stock is adjusted pursuant to its terms, the number of shares of common stock for which the warrants may be exercised will be adjusted proportionately. If the holders of Series D Preferred Stock waive the adjustment to the Series D Preferred Stock conversion price, then the antidilution provisions in the warrant will be deemed waived by the respective holder of the warrant.

     The holders of the warrants are also entitled to receive all dividends paid with respect to the common stock as if such holders had exercised the warrants for common stock prior to the dividend, unless such dividend results in an adjustment to the number of shares of common stock for which the warrants are exercisable.

ITEM 6:  SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial information with respect to Aviall that has been derived from our audited Consolidated Financial Statements. You should read the information set forth below in conjunction with "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

(Dollars in Thousands, Except Share Data)                    2001           2000           1999           1998           1997
                                                         ------------   ------------   ------------   ------------   ------------
Selected Operating Data:
  Net sales(a)                                           $    506,160        485,920        371,901        404,207        389,887
  Gross profit                                           $    116,694        111,264         95,425        101,603        101,024
  Selling and administrative expenses(b)                 $     90,107         84,765         75,987         69,361         71,739
  Unusual gain (loss)(c)                                 $     (9,787)            --         (6,029)            --          1,436
  Interest expense                                       $     10,291          8,407          3,345          2,681          3,201
  Provision (benefit) for income taxes(d)(e)             $      3,046          7,526          4,949        (32,175)         1,096
  Earnings from continuing operations(d)                 $      3,463         10,566          5,115         61,736         26,424
  Earnings from discontinued operations(g)               $        322          1,062          4,588          2,821          2,673
  Extraordinary loss(h)                                  $     (1,026)            --             --             --             --
  Net earnings(c)(d)(g)(h)                               $      2,759         11,628          9,703         64,557         29,097
                                                         ------------   ------------   ------------   ------------   ------------
Other Financial Data:
  EBIT(f)                                                $     26,587         26,499         19,438         32,242         29,285
  EBITDA(f)                                              $     37,242         35,052         25,948         37,596         34,342
  Net cash (used for) provided by operating activities   $    (93,388)         7,668        (11,980)        20,252         10,111
  Total assets                                           $    533,229        395,451        340,640        304,646        259,392
  Total debt                                             $    200,854         90,422         78,011         45,628         36,560
  Total debt to total capital(i)                                46.08%         32.05%         30.33%         21.30%         22.30%
                                                         ------------   ------------   ------------   ------------   ------------
Basic Net Earnings Per Share Data:
  Earnings from continuing operations                    $       0.18           0.58           0.28           3.22           1.34
  Earnings from discontinued operations                          0.02           0.06           0.25           0.15           0.14
  Extraordinary loss                                            (0.06)            --             --             --             --
                                                         ------------   ------------   ------------   ------------   ------------
  Net earnings(c)(d)(g)(h)                               $       0.14           0.64           0.53           3.37           1.48
                                                         ------------   ------------   ------------   ------------   ------------
Weighted average common shares                             18,380,975     18,313,401     18,222,526     19,150,869     19,711,105
                                                         ------------   ------------   ------------   ------------   ------------
Diluted Net Earnings Per Share Data:(j)
  Earnings from continuing operations                    $       0.18           0.58           0.28           3.17           1.32
  Earnings from discontinued operations                          0.02           0.06           0.25           0.15           0.13
  Extraordinary loss                                            (0.06)            --             --             --             --
                                                         ------------   ------------   ------------   ------------   ------------
  Net earnings(c)(d)(g)(h)                               $       0.14           0.64           0.53           3.32           1.45
                                                         ------------   ------------   ------------   ------------   ------------
Weighted average common and dilutive potential
  common shares                                            18,718,979     18,337,161     18,474,038     19,466,419     20,061,205
                                                         ------------   ------------   ------------   ------------   ------------

(a) Net sales for the years 1999, 1998 and 1997 have been restated as a result of the implementation of EITF 00-10 in 2000.

(b) In 2001, we expensed $1.4 million, which was included in selling and administrative expenses, related to the relocation of our Dallas, Texas facility.

(c) The unusual loss in 2001 was primarily related to the aviation industry changes resulting from the September 11th terrorist attacks and consists of inventory and intangible write-downs, unfavorable leases and doubtful accounts, and costs related to our new capital structure. The unusual loss in 1999 resulted from costs incurred related to the strategic review process, executive severance pay and the write-down of inventory for discontinued product lines. The 1997 unusual gain resulted from the repayment of a discounted note.

(d) Earnings from continuing operations and net earnings in 1998 included a $32.2 million tax benefit due to the release of a $33.5 million deferred tax valuation allowance offset by provisions of certain U.S. state and foreign taxes.

(e) Our cash payments for taxes are substantially below reported tax expense due to our use of net operating losses, which are not expected to be fully utilized for several years.

(f) Earnings from continuing operations before interest, taxes and unusual items ("EBIT"); Earnings from continuing operations before interest, taxes, depreciation, amortization and unusual items ("EBITDA").

(g) In January 1996, we announced our intention to exit certain businesses and, accordingly, reported these businesses as discontinued operations. The earnings from discontinued operations resulted from changes in estimates for certain retained liabilities.

(h) The extraordinary loss in 2001 resulted from the write-off of unamortized financing costs in connection with refinancing our senior credit facility.

(i) Total capital consists of convertible preferred stock (net of issuance costs) and shareholders' equity.

(j) Diluted net earnings per share were not dilutive, or lower than basic, in 2001. Therefore, diluted net earnings per share for 2001 is presented equal to basic net earnings per share.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Our businesses consist of Aviall Services, the largest independent global provider of new aviation parts in the aviation aftermarket and related supply-chain management services, and Inventory Locator Service, or ILS, a leading independent information provider and operator of global electronic marketplaces for buying and selling parts, equipment and services for the aviation and marine industries and U.S. government procurement markets.

     NET SALES. Aviall Services' net sales are generated primarily from the sale of new and OEM-remanufactured aviation parts, components and supplies. We sell these products at prices based upon either a discount from the manufacturer's list price or with a margin above our cost to buy the product. ILS's net sales consist mainly of monthly or yearly subscription fees to access ILS's online databases, fees charged to firms listing inventory in the databases, communications fees, income from the sale of custom reports and a limited amount of transaction-based fees. ILS is an information service provider and does not own or sell the parts, equipment or services listed in its databases.

     COST OF SALES AND GROSS PROFIT. Aviall Services' cost of sales consists primarily of costs incurred to purchase parts and supplies from OEMs and the amortization of the licensing fees for our long-term agreements with Honeywell and Rolls-Royce. We purchase parts, components and supplies based on discounts from the manufacturers' list prices as specified in agreements with our suppliers. Because the product sold by ILS is information, we include the expenses required to maintain and operate the central ILS computer system and communications network in our cost of sales. These expenses include the salaries and benefits of the computer operations staff, depreciation and lease costs for computer and communications equipment, telecommunications expenses and software costs. Gross profit is the difference between the sales generated and the costs related to those sales.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses include all costs related to marketing, sales, planning and purchasing, accounting, finance, and other administrative departments of the two business units and the corporate staff. In addition, Aviall Services' selling and administrative expenses include the costs of operating its central warehouse adjacent to DFW Airport and our customer service centers around the world, as well as inventory carrying costs such as shrinkage and excess and obsolescence.

     EBIT/EBITDA. EBIT consists of earnings from continuing operations before interest, taxes and unusual items. EBITDA consists of earnings from continuing operations before interest, taxes, depreciation, amortization and unusual items. Although EBIT and EBITDA are not defined concepts or measures within generally accepted accounting principles, we believe they are useful measures for evaluating our operating performance and comparing us to other companies in our business that report similar measures. However, you should not consider EBIT and EBITDA in isolation or as a substitute for operating income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles. Moreover, the method in which we calculate EBIT and EBITDA may differ from that of companies reporting similarly named measures.

CRITICAL ACCOUNTING POLICIES

     The process of preparing financial statements in conformity with accounting principles generally accepted in the U.S. requires us to use estimates and assumptions to determine certain of our assets, liabilities, revenues and expenses. We base these estimates and assumptions upon the best information available to us at the time of the estimates or assumptions. Our estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, our actual results could differ materially from our estimates. The most significant estimates made by our management include our allowance for doubtful accounts receivable, reserves for excess and obsolete inventories, deferred tax asset valuation allowances, environmental reserves, pension and postretirement benefit obligations and valuation of goodwill and distribution rights. The following is a discussion of our critical accounting policies and the related management estimates and assumptions necessary in determining the value of related assets or liabilities. A full description of all of our significant accounting policies is included in Note 2 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

     REVENUE RECOGNITION. Revenue from parts, components and supplies sales and parts repair is recognized upon shipment of the product to the customer. Revenue from information services and point-of-purchase subscription fees is recognized as services are rendered. Revenue from pay-in-advance subscription fees is deferred and recognized as services are rendered. Shipping and handling costs billed to customers are recognized as revenue.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS. An allowance for doubtful accounts receivable is established based on our estimates of the amount of uncollectible accounts receivable. We determine the required allowance using information such as customer credit history, industry and market segment information, economic trends and conditions, credit reports and customer financial condition. The estimates can be affected by changes in the aviation industry, customer credit issues or customer bankruptcies.

     INVENTORIES. We value our inventory of aviation parts at the lower of average cost or market. We make provisions for excess and obsolete inventories based on our assessment of slow-moving and obsolete inventories. Recent historical part usage and estimated future demand adjusted for known or expected aviation industry trends or conditions provide the basis for our estimates. These estimates are subject to volatility and can be affected by reduced flight hours, the retirement of aircraft, changes in distribution agreements and changes in the aviation industry.

     DISTRIBUTION RIGHTS. We enter into certain large supplier distribution agreements for an extended period of time in which the initial payment under the agreements includes both inventory and distribution rights. Generally, the agreement granting these rights includes a requirement for us to acquire an initial inventory of parts. The value of the distribution rights is calculated as the excess of the total payment per the agreement over the value of the inventory acquired, which is valued at the lower of average cost or market. We base our valuation of the inventory acquired on the contractual discount off of list price adjusted for recent historical and expected future parts usage. We amortize the value of the distribution rights over the term of the agreement using straight-line and accelerated methods, which approximates the operating cash flows expected over the life of the agreement. In the event one or more of our material suppliers discontinue the products we sell, terminate our contract or are unable to perform under our agreement, we would likely experience a material adverse effect on our financial condition and results of operations.

     DEFERRED TAXES. We establish our deferred tax assets and liabilities based on our profits or losses in each jurisdiction in which we operate. Associated valuation allowances reflect the likelihood of the recoverability of these assets. Our judgement of the recoverability of these assets is based primarily on our estimate of our current and expected future earnings, prudent and feasible tax planning strategies, and current and future known ownership changes. The likelihood of an annual limitation on our ability to utilize our net operating loss carryforward to offset future U.S. federal taxable income is increased by (i) the issuance of certain convertible preferred stock, options, warrants or other securities exercisable for common stock, (ii) changes in our equity ownership occurring in the last three years and (iii) potential future changes in our equity ownership. The amount of an annual limitation can vary significantly based on certain factors existing at the date of the ownership change. If such limitations were imposed, they could have a material adverse impact on our results of operations and cash flows.

     PENSION AND POSTRETIREMENT BENEFITS OBLIGATIONS. We determine the value of our pension and postretirement benefits assets and liabilities on an actuarial basis. These values are affected by our estimates of the market value of plan assets, our estimates of the expected return on plan assets and the discount rates we use. We determine the discount rates using changes in the rates of return on high-quality, fixed income investments. Actual changes in the fair market value of plan assets, differences between the actual return and the expected return on plan assets and changes in the discount rate we use will affect the amount of pension expense we recognize.

     VALUATION OF LONG-LIVED ASSETS. We periodically review the net realizable value of our long-lived assets, including goodwill and distribution rights, through an assessment of the estimated future cash flows related to those assets. In the event we determine that the carrying values of long-lived assets are in excess of estimated gross future cash flows for those assets, we then will write-down the value of the assets to a level commensurate with a discounted cash flow analysis of the estimated future cash flows.

     ENVIRONMENTAL. The costs relating to our environmental liabilities have been estimated, including exit costs related to previously owned businesses, when it is probable that a loss has been incurred and such loss is estimable. We base our probable environmental cost estimates on information obtained from independent environmental engineers and/or from our experts regarding the nature and extent of environmental contamination, available remedial alternatives and the cleanup criteria required by relevant governmental agencies. The estimated costs include anticipated site testing, consulting, remediation, disposal, postremediation monitoring and related legal fees based on available information and represent the undiscounted costs to resolve the environmental matters in accordance with prevailing federal, state, local and foreign requirements. Our estimates may vary in the future as more information becomes available to us with respect to the level of contamination, the effectiveness and approval of selected remediation methods, the stage of our investigation at the individual sites and the recoverability of such costs from third parties. Due to the small quantities of chemicals used and the current programs in place, we do not anticipate any material environmental liabilities or significant capital expenditures will be incurred in the future related to ongoing operations to comply or remain in compliance with existing environmental regulations. Based on information presently available and our programs to detect and minimize contamination, we believe that the ultimate disposition of pending environmental matters related to our discontinued businesses will not have a material adverse effect on our financial condition, results of operations or cash flows. However, certain environmental matters could be material to our cash flows during any one year.

RESULTS OF OPERATIONS

     The following table sets forth our results of operations based on the percentage relationship of certain items to our net sales during the periods shown:

                                                                 Years Ended December 31,
                                                               ---------------------------
                                                                2001       2000      1999
                                                               ------     ------    ------
Statement of income data:
   Net sales                                                    100.0%     100.0%    100.0%
   Cost of sales                                                 76.9       77.1      74.3
                                                               ------     ------    ------
   Gross profit                                                  23.1       22.9      25.7
   Selling and administrative expenses                           17.8       17.5      20.5
   Unusual items                                                  2.0         --       1.6
   Interest expense                                               2.0        1.7       0.9
                                                               ------     ------    ------
   Earnings from continuing operations before income taxes        1.3        3.7       2.7
   Provision for income taxes                                     0.6        1.5       1.3
                                                               ------     ------    ------
   Earnings from continuing operations                            0.7        2.2       1.4
   Earnings from discontinued operations                           --        0.2       1.2
                                                               ------     ------    ------
   Earnings before extraordinary item                             0.7        2.4       2.6
   Extraordinary loss                                            (0.2)        --        --
                                                               ------     ------    ------
   Net earnings                                                   0.5%       2.4%      2.6%
                                                               ------     ------    ------
EBITDA                                                            7.4%       7.2%      7.0%

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     NET SALES. Despite the aviation industry downturn, Aviall Services' net sales increased $21.7 million or 5% in 2001 compared to 2000. The increase was primarily due to sales under the new Honeywell agreements in 2001 and increased Rolls-Royce Model 250 product line sales. Sales for Aviall Services were higher for each major segment of the aviation industry but were mixed by geographic region: the Americas region increased $13.1 million or 4%; Europe fell $2.4 million or 4%; and the Asia-Pacific region jumped $11.0 million or 17%.

     ILS's net sales decreased $1.5 million or 5% in 2001 compared to 2000 primarily due to continued customer acceptance of the annual prepayment discount initiative and to the loss of communications revenue as customers migrated to accessing ILSMART.COM through the Internet rather than through billable dial-up connections.

     GROSS PROFIT. Gross profit of $116.7 million increased $5.4 million or 5% in 2001 compared with $111.3 million in 2000. The increase was primarily due to sales under the new Honeywell agreements in 2001 and increased Rolls-Royce Model 250 product line sales. Gross profit as a percentage of net sales increased to 23.1% in 2001 from 22.9% in 2000. A slight increase in gross profit as a percentage of net sales at Aviall Services resulting from changes in product mix was mostly offset by lower margins at ILS due to technology infrastructure investment costs.

     SELLING AND ADMINISTRATIVE EXPENSES. In 2001, our selling and administrative expenses increased $5.3 million or 6% from 2000 primarily due to development expenses for our e-commerce initiatives, integration of the new Honeywell product lines and expenses to relocate our new headquarters and Aviall Services' headquarters and central distribution warehouse facility. The relocation of our Dallas, Texas facilities was completed on time and at a cost of $1.4 million, which was $0.6 million less than the estimate previously disclosed. Tax incentives at this new site will allow us to maintain our ad valorem taxes at the 2001 rate, even though the tax basis of our assets increased substantially.

     UNUSUAL ITEMS. Our 2001 results included $9.8 million of unusual items primarily related to the aviation industry changes resulting from the September 11th terrorist attacks, consisting of $5.0 million for inventory write-downs of parts used on older generation aircraft whose retirement was accelerated post-September 11th, $2.0 million for the write-down of turbocharger aftermarket distribution rights, $1.1 million for the write-down of unfavorable leases, $1.0 million for doubtful accounts increases and $0.7 million in costs related to our new capital structure.

     EBITDA. EBITDA was $37.2 million in 2001 compared to $35.1 million in 2000. This increase resulted from the additional margin from the new Honeywell product lines and increased sales on the Rolls-Royce Model 250 product line and was partially offset by planned increases in our e-commerce initiatives, expenses to integrate the new Honeywell product lines and expenses to relocate our new headquarters and Aviall Services' headquarters and central distribution warehouse.

     INTEREST EXPENSE. Our interest expense increased $1.9 million in 2001 compared to 2000 reflecting increased borrowings primarily due to higher working capital requirements associated with the new Honeywell product line additions, partially offset by decreased interest rates.

     INCOME TAX EXPENSE. For 2001, our income tax expense from continuing operations was $3.0 million, and our effective tax rate was 46.8%. This rate exceeded the statutory rate primarily due to the amortization of nondeductible goodwill and foreign taxes in excess of the statutory rate. For 2000, our income tax expense from continuing operations was $7.5 million, and our effective tax rate was 41.6%. This rate exceeded the statutory rate primarily due to the amortization of nondeductible goodwill.

     NET EARNINGS FROM CONTINUING OPERATIONS. For 2001, net earnings from continuing operations were $0.51 per share, excluding unusual items and using a 43% effective tax rate. After the impact of unusual items, net earnings from continuing operations for 2001 were $3.5 million or $0.18 per share, compared to $10.6 million or $0.58 per share in 2000.

     NET EARNINGS FROM DISCONTINUED OPERATIONS. The net earnings from discontinued operations of $0.3 million (net of tax expense of $0.2 million) in 2001 were due to revised environmental liability estimates.

     EXTRAORDINARY ITEM. The extraordinary item in 2001 (net of income tax benefit of $0.6 million) resulted from the write-off of $1.6 million of unamortized debt issuance costs related to refinancing our senior credit facility in December 2001.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     NET SALES. Aviall Services' net sales increased $115.9 million or 34% in 2000 compared to 1999. This increase was due primarily to the addition of the Rolls-Royce Model 250 product line and the recapture of some core business sales. Sales increased in each major segment of the aviation industry and in all geographic regions: the Americas region increased $80.5 million or 31%; Europe increased $19.8 million or 53%; and the Asia-Pacific region increased $15.6 million or 32%.

     ILS's net sales decreased $1.9 million or 6% in 2000 compared to 1999. This sales decrease was due to customer acceptance of the annual prepayment discount initiative and to the loss of communications revenue as customers migrated to accessing ILSMART through the Internet rather than through billable dial-up connections. Customer usage of ILS's services continued to increase.

     GROSS PROFIT. Gross profit increased $15.8 million or 17% in 2000 compared to 1999. This increase resulted primarily from the addition of the Rolls-Royce Model 250 product line. Gross profit as a percentage of net sales decreased 280 basis points to 22.9% in 2000 from 25.7% in 1999. The decrease in gross margin was, as anticipated, due primarily to the addition of the lower-margin Rolls-Royce Model 250 product line to the Aviall Services business.

     SELLING AND ADMINISTRATIVE EXPENSES. Our selling and administrative expenses increased $8.8 million or 12% in 2000 compared to 1999. This increase was primarily due to our planned development expenses for e-commerce initiatives, realignment and development of the sales coverage model, integration of the Rolls-Royce Model 250 product line and upgrades to our operating infrastructure. Despite these initiatives, selling and administrative expenses as a percentage of net sales decreased by 300 basis points to 17.5% in 2000 from 20.5% in 1999.

     EBITDA. EBITDA was $35.1 million in 2000 compared to $26.0 million in 1999. This increase resulted from the addition of the Rolls-Royce Model 250 product line and was partially offset by planned development expenses for our e-commerce initiatives, realignment and development of the sales coverage model and upgrades to our operating infrastructure.

     UNUSUAL ITEMS. The unusual items amounting to $6.0 million in 1999 resulted from costs related to the strategic review process, executive severance pay and write-down of inventory for discontinued product lines.

     INTEREST EXPENSE. Our interest expense increased $5.1 million in 2000. This increase reflects increased indebtedness and higher interest rates due primarily to our additional working capital requirements for the Rolls-Royce Model 250 product line.

     INCOME TAX EXPENSE. For 2000, our income tax expense from continuing operations was $7.5 million, and our effective tax rate was 41.6%. This rate exceeded the statutory rate primarily due to the amortization of nondeductible goodwill. For 1999, our income tax expense was $4.9 million, and our effective tax rate was 49.2%. This rate exceeded the statutory rate primarily due to the amortization of nondeductible goodwill and an increase in the valuation allowance due to increases in certain state and foreign net operating loss carryforwards during 1999.

     NET EARNINGS FROM CONTINUING OPERATIONS. Net earnings from continuing operations in 2000 increased to $10.6 million or $0.58 per share, compared to $5.1 million or $0.28 per share in 1999.

     NET EARNINGS FROM DISCONTINUED OPERATIONS. In 2000, net earnings from discontinued operations of $1.1 million (net of tax expense of $0.6 million) resulted from changes in estimates as a result of revised projections for certain retained liabilities.

FOREIGN OPERATIONS

     Aviall Services operates customer service centers in Australia, Canada, Hong Kong, The Netherlands, New Zealand and Singapore. It also operates a repair facility in the United Kingdom. These foreign operations use the U.S. dollar as their functional currency because the majority of sales and inventory purchases are denominated in U.S. dollars. Foreign currency translation and transaction gains and losses are included in net earnings. There are no current legal restrictions regarding the repatriation of cash from the foreign operations to the U.S. However, our general policy is not to repatriate cash.

     The following table shows our foreign operations' net sales and earnings from continuing operations before income taxes during the periods shown:

                                               Years Ended December 31,
                                             ----------------------------
            (Dollars in Millions)              2001      2000      1999
                                             --------  --------  --------
            Net sales                        $  107.7      96.9      79.3
            Earnings before income taxes     $    6.7       4.6       5.3

INCOME TAXES

     Cash payments made for federal, state and foreign income taxes were $2.0 million, $2.3 million and $1.9 million in 2001, 2000 and 1999, respectively, due to our significant net operating loss carryforwards. Our cash income tax expense continues to be substantially lower than the U.S. federal statutory rate through the use of our large U.S. federal net operating loss. Our cash tax expense is related primarily to foreign taxes on foreign operations and U.S. federal alternative minimum tax. For U.S. federal tax purposes as of December 31, 2001, we had an estimated net operating loss carryforward of approximately $137.3 million of which a substantial portion expires in 2009-2011.

     We periodically assess the realizability of our deferred tax assets. We then adjust the related valuation allowance based on the amount of these assets that we believe are more likely than not to be realized. While we believe we will generate sufficient future U.S. federal taxable income to utilize our U.S. net operating loss carryforwards before expiration, we also believe that we may not generate sufficient future income in certain other tax jurisdictions (primarily certain states) to utilize all net operating loss carryforwards before expiration. In 2001, the valuation allowance decreased $3.2 million to $6.8 million primarily due to expiring state net operating losses. We will continue to monitor and assess the realizability of our deferred tax assets. Future changes in the valuation allowance may occur.

LIQUIDITY AND CAPITAL RESOURCES

      In December 2001, we (i) sold 45,000 shares of Series B Preferred Stock for cash proceeds of $45.0 million, (ii) sold $80.0 million of Aviall Services' unsecured senior notes due 2007 and (iii) entered into a new $200.0 million senior secured credit facility. The proceeds from these transactions were used to (i) pay Rolls-Royce $90.0 million for aftermarket fulfillment rights and the purchase of the initial parts inventory under the Rolls-Royce Model T56 engine parts agreement, (ii) repay our former $160.0 million senior secured revolving credit facility and term loan and (iii) fund working capital requirements.

     On March 15, 2002 following stockholder approval, the Series B Preferred Stock was automatically converted into 45,110 shares of Series D Preferred Stock, which as of March 15, 2002 was convertible into 7,777,584 shares of common stock. The terms of the Series D Preferred Stock contain various covenants, including limitations on debt, dividends and capital expenditures.

     Our new senior secured credit facility consists of a $200.0 million revolving credit and letter of credit facility due in 2006, with availability determined by reference to a borrowing base of our eligible accounts receivable and inventory. As of December 31, 2001 and March 15, 2002, we had $92.0 million and $72.0 million, respectively, available under this credit facility. Also, as of December 31, 2001 and March 15, 2002, we had $42.2 million and $34.4 million, respectively, available under our borrowing base. Borrowings under our credit facility bear interest, at our option, based upon either: a Eurodollar Rate plus an applicable margin ranging from 2.5% to 3.0% depending upon certain of our financial ratios, or a Base Rate plus an applicable margin ranging from 1.5% to 2.0% depending upon certain of our financial ratios. The Base Rate is the highest of the agent bank's base rate, the federal funds rate plus 0.5%, or the sum of (i) 0.5% per annum, (ii) the agent bank's maximum annual assessment rate during the latest three-week period and (iii) the agent bank's rate per annum for the latest three-week period. A commitment fee of 0.5% is payable quarterly on the unused portion of the credit facility. Obligations under the new credit facility are collateralized by substantially all of our domestic assets and 65% of the stock of each of our foreign subsidiaries. Our credit facility contains various covenants, including financial covenants and limitations on debt, dividends and capital expenditures. Our credit facility also contains a clause that permits the acceleration of amounts due at the option of the agent bank, and lock-box provisions for the payment of outstanding borrowings. Based on the terms of our new credit facility and pursuant to EITF Issue No. 95-22, "Balance Sheet Classification of Revolving Credit Agreement Obligations Involving Lock-Box Arrangements," we have classified amounts outstanding under the credit facility as current. We believe that receipts of cash as payment on accounts receivable will be sufficient to satisfy amounts outstanding under the credit facility as they become due.

     We also maintain a revolving credit facility in Canada to balance the Canadian dollar-denominated net assets of our Canadian subsidiary. The Can $6.0 million credit facility renews yearly in late April and had an outstanding balance of U.S. $1.2 million and U.S. $0.9 million at December 31, 2001 and March 15, 2002, respectively.

     The $80.0 million of senior unsecured notes bear interest at 14.0% per annum and mature on December 21, 2007, unless previously redeemed at our option. The notes contain various covenants, including financial covenants and limitations on debt, dividends and capital expenditures that are generally less restrictive than those under our senior secured credit facility. We expect to be in compliance with the covenants in our senior secured credit facility and senior unsecured notes for at least the next twelve months.

     We have the option to redeem the senior unsecured notes prior to their maturity at a premium. However, we do not expect to refinance these notes in 2002 unless a significant event, such as the award of another major distribution rights contract, exceeds our borrowing capacity. We continue to explore opportunities to acquire additional product lines with a number of major OEMs but there is no certainty that any of these discussions will lead to a major new contract in 2002 or beyond.

     Additionally, we continually review opportunities for acquiring other compatible businesses or operations. If a strategic acquisition candidate meets our quantitative or qualitative thresholds, it is possible that such a transaction might require us to refinance our senior unsecured notes.

     Capital expenditures were $21.2 million in 2001, $11.0 million in 2000 and $4.3 million in 1999. The increase in 2001 capital expenditures was related to planned technology projects ongoing from 2000 at both Aviall Services and ILS that were substantially completed in 2001, along with costs related to the relocation of our corporate headquarters and Aviall Services' headquarters and central warehouse operations adjacent to DFW Airport. We expect capital expenditures will be approximately $6.0 million in 2002.

     In December 2001, we paid approximately $11.6 million to purchase the right to sell parts for Rolls-Royce Model T56 series engines, which will be amortized over the ten-year term of the agreement. In March 2001, we entered into an agreement to sell Honeywell engine systems accessories and environmental control systems parts. In June 2001, we entered into an agreement with Honeywell to sell Honeywell fuel control parts used in Rolls-Royce Model T56 series engines. We will amortize approximately $13.3 million of the cost for the distribution rights under these Honeywell agreements over the ten-year terms of these agreements.

     In December 2000, Aviall Services entered into an agreement to sell Honeywell fuel control products for the Rolls-Royce Model 250 and Honeywell LT101 series engines. We will amortize $5.6 million of cost for the distribution rights under this agreement over the ten-year term of the agreement. In 1999, we paid $17.0 million to acquire rights to sell parts for Rolls-Royce Model 250 engines over a ten-year term, and in 1998, we paid $5.8 million to acquire rights to sell remanufactured aviation turbochargers over a ten-year term, of which $2.0 million was written-off in December 2001. The write-off resulted from the sale of the manufacturing rights for these parts by the OEM to a third party, a customer shift from remanufactured to new turbochargers, and sales declines occurring after the events of September 11th. The remaining $2.0 million will be amortized over the remaining six years of the contract.

     Cash flows from operations, excluding working capital changes, were $26.8 million in 2001, $25.9 million in 2000 and $20.9 million in 1999. The increase in 2001 resulted primarily from slightly higher sales and gross margin, while the increase in 2000 resulted primarily from Rolls-Royce Model 250 engine part sales. Year-over-year increases in working capital were $120.2 million in 2001, $18.2 million in 2000 and $32.8 million in 1999. The increase in 2001 working capital was primarily due to the $78.4 million paid to Rolls-Royce for the Rolls-Royce Model T56 initial inventory purchases and the increase in net working capital for the Honeywell contracts. The increase in 2000 was primarily due to additional Rolls-Royce Model 250 parts inventories and related accounts receivable, partially offset by related increases in accounts payable. Net cash flows provided by financing activities were $128.1 million in 2001, $12.4 million in 2000 and $31.3 million in 1999.

     We expect our interest expense to approximately double in 2002 due to the higher borrowings, amortization of higher debt issuance costs, amortization of the discount recorded on the senior unsecured notes and increased interest rates. We believe our cash flow from operations and available credit under our new credit facility are sufficient to meet our anticipated working capital and operating needs (including increased interest expense) for the next twelve months.

     The following table sets forth our contractual obligations at the end of 2001 for the periods shown (dollars in thousands):

                                                            Within
             Contractual Obligations            Total       1 Year     2-3 Years   4-5 Years   Thereafter
                                              ----------   --------    ---------   ---------   ----------
        Debt                                  $  191,422    108,947          20           19       82,436
        Capital lease obligations                  9,432      2,350       5,658        1,424           --
        Operating leases                          34,848      7,858      10,564        4,999       11,427
        Purchase commitments                     341,247    232,718     108,529           --           --
                                              ----------   --------    ---------   ---------   ----------
        Total contractual cash obligations    $  576,949    351,873     124,771        6,442       93,863
                                              ----------   --------    ---------   ---------   ----------

     The $341.2 million purchase commitment is related to the purchase of Rolls-Royce Model T56 inventory in 2002 and 2003 pursuant to the terms of the new Rolls-Royce Model T56 parts agreement. Based on our sales projections, we believe these inventory purchases will be consumed in the normal course of business maintaining acceptable inventory turns.

ENVIRONMENTAL MATTERS

     Aviall Services' business includes parts repair operations that require the use, storage and disposal of certain chemicals in small quantities. These chemicals are regulated under various federal, state, local and foreign environmental protection laws, which require us to eliminate or mitigate the impact of these substances on the environment. In response to these requirements, we have upgraded facilities and implemented programs to detect and minimize contamination. Due to the small quantities of chemicals used and the current programs in place, we do not anticipate any material environmental liabilities or significant capital expenditures will be incurred in the future related to these operations to comply or remain in compliance with existing environmental regulations.

     Certain of our previously owned businesses used certain chemicals classified by various federal, state and foreign agencies as hazardous substances. We retain environmental liabilities related to these businesses for the period prior to their sale. We are involved in various stages of investigation, cleanup, maintenance and closure to comply with federal, state, local and foreign regulations at these locations. The primary locations are Dallas (Forest Park), Texas; Dallas (Love Field), Texas; Irving (Carter Field), Texas; McAllen, Texas; and Prestwick, Scotland.

     We have completed required remediation on soil and ground water issues and received state agency closure letters requiring no further action for the Carter Field and McAllen locations. In 2001, we received a closure report for the Prestwick, Scotland site granting natural attenuation remediation for soil and ground water issues. For the former Forest Park facility, an amended closure letter from the responsible state agency was received in February 2001. Corrective measures approved by the responsible state agency are being conducted at this site. In addition, a Conceptual Exposure Assessment Model for the Love Field location has been submitted by us to the responsible state agency for approval. We expect to receive a closure letter with continuing care for this site from the state agency in 2002. Based on current information, we believe existing environmental financial reserves for these previously owned properties are sufficient. Also, we are in litigation with a previous owner of certain of these locations as to their potential shared liability associated with the cleanup of these sites. Due to the uncertainty of recoverability of this claim, we have not recorded a receivable. All other insurance claims for these properties have been settled.

     We have been named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and the Superfund Amendments and Reauthorization Act at five third-party disposal sites to which wastes were allegedly sent by the previous owner of assets used in our discontinued engine services operations. We did not use these identified disposal sites. Accordingly, the previous owner has retained, and has been discharging, all liability associated with the cleanup of these sites pursuant to the sales agreement. Although we could be potentially liable in the event of nonperformance by the previous owner, we do not currently anticipate nonperformance. Based on this information, we have not accrued for any costs associated with these third-party sites.

     We have been named a potentially responsible party for certain hazardous waste cleanup at Miami International Airport. We have preliminarily investigated our responsibility utilizing a local engineering firm in the Miami area. Based on investigations to date, we believe our exposure for remediation costs, if any, will not be material. Local authorities are currently researching and negotiating with potentially responsible parties. These matters are under investigation. All probable costs are estimated and accrued in environmental reserves.

     Accrued environmental liabilities related to previously owned businesses were $12.4 million at December 31, 2001 and $13.8 million at December 31, 2000. No environmental expense was recorded in 2001, 2000 or 1999. In 2002, we expect to spend $1.3 million monitoring and remediating environmental liabilities at previously owned businesses.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 141, or SFAS 141, "Business Combinations," and Statement of Financial Accounting Standards No. 142, or SFAS 142, "Goodwill and Other Intangible Assets," were issued on July 20, 2001. SFAS 141 addresses financial accounting and reporting for business combinations, and SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets.

     The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001, and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. We adopted the provisions of this statement as of July 1, 2001, and there was no financial accounting impact associated with its adoption.

     The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year to all goodwill and other intangible assets recognized in the financial statements at that date. The Company is in the process of evaluating the impact of the adoption of this statement but does not expect any impairment to result from its adoption. As a result of certain provisions of this statement, goodwill amortization will decrease in 2002. Goodwill amortization was $1.9 million in 2001.

     Statement of Financial Accounting Standards No. 144, or SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 supersedes certain provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted the provisions of this statement on January 1, 2002, and there was no financial accounting impact associated with its adoption.

OUTLOOK

     We primarily participate in the global aviation aftermarket through Aviall Services and ILS. Our operations and results of operations are affected by the general economic cycle, particularly as it influences flight activity in military, commercial, business and general aviation segments. We benefit from our participation in the global aviation aftermarket by generating revenues from many national economies and by actively participating in each of the aviation sectors.

     The effects of the September 11th terrorist attacks are still being felt throughout the aviation community. Commercial air travel in the U.S. has been significantly affected. The demand for commercial air travel in the U.S. was significantly reduced in the period immediately following September 11th, and the current global economic slowdown also affected travel demand in other regions such as Europe. The reduced flight activity and accompanying accelerated retirement of older aircraft have reduced demand for some of the new replacement parts we sell, particularly in the commercial aviation market. Airlines and other aviation firms around the world are experiencing significant financial losses, and the viability of many of these firms is questionable. We could be negatively affected if our receivables from certain major customers become uncollectible.

     Although ILS experienced a slight decrease in aviation industry-related subscribers after September 11th, this decrease was partially offset by an increase in the number of government-related subscribers after September 11th. As a result, ILS has not experienced a material adverse impact on its business as a result of the September 11th terrorist attacks and related aftermath.

     We believe the commercial aviation industry has begun to show signs of recovery. Travel demand has increased steadily and airlines are beginning to add flights back to their schedules. Over time, we believe this will result in an increase in demand for replacement parts. However, the length of time required for a full recovery is not known, and the recovery could be threatened by a number of factors, including a resumption of terrorist activity. At the same time, the U.S. military and certain foreign militaries have significantly increased their flight activities, especially in connection with increased post-September 11th military operations around the world. Generally, business and general aviation flight activity, with the exception of small, piston-engine aircraft, has remained relatively stable after the September 11th restrictions on flying were relaxed. In 2002, we expect our net sales to be approximately 40% military, 30% commercial airline and 30% general aviation.

     In late December 2001, we were awarded exclusive ten-year worldwide aftermarket fulfillment rights for the widely used Rolls-Royce Model T56/501-D series engine. The award is the largest in our history and is expected to add in excess of $3.0 billion to our net sales over the ten-year life of the agreement, which began January 2, 2002. Sales associated with this agreement are expected to be at least $250 million in 2002. This includes sales by Rolls-Royce to the U.S. military during implementation, which is expected to be completed in the second quarter of 2002. The Model T56/501-D series engine is used in many military applications and will diversify our Aviall Services' business unit by increasing the military share of total 2002 revenues to over 40%. Under this agreement, we paid $90.0 million for the aftermarket fulfillment rights and the purchase of an initial inventory of parts. During the implementation of this agreement, Rolls-Royce has temporarily continued to ship certain orders directly to the U.S. military and is paying us a commission on these sales equal to the gross margin we would have recognized on these orders had we shipped them directly. For the period of time in which Rolls-Royce continues to ship these orders directly, our net sales in 2002 will not reflect the amount of these direct sales, though our earnings will be unaffected. Our overall gross profit as a percentage of net sales is expected to decline 400 basis points in 2002 due to the generally lower margins under this agreement. However, due to the relatively limited selling and administrative expense required to implement this product line (approximately $4.0 million), our EBIT as a percentage of net sales should increase approximately 200 basis points in 2002.

     In order to finance the new Rolls-Royce Model T56 agreement, we entered into a $200.0 million senior secured credit facility and sold $80.0 million of Aviall Services' senior unsecured notes and $45.0 million of Series B Preferred Stock. We expect that our interest expense will approximately double in 2002 due to the higher borrowings, amortization of higher debt issuance costs, amortization of the discount recorded on the senior unsecured notes and increased interest rates.

     Upon stockholder approval of the issuance of the Series D Preferred Stock upon conversion of the Series B Preferred Stock, we recorded a $20.5 million deemed dividend reflecting the difference between the closing market price of the common stock on the New York Stock Exchange on March 15, 2002 and the $5.80 conversion price of the Series D Preferred Stock negotiated in December 2001. This noncash charge will be recorded in equity but will reduce net earnings per share for the first quarter and full year of 2002.

     We believe both ILS and Aviall Services are scalable businesses, even though significant portions of their expenses are relatively fixed in the short-term. While this scalability of the businesses produces positive results in a growing marketplace as can be seen by the Rolls-Royce Model T56 agreement, in a shrinking marketplace potential expense reductions can result in longer term impacts to the business, such as delays in capital projects, and will require longer time periods to produce cost reductions.

     Information and communications technology is evolving rapidly and developments with respect to the Internet could affect proprietary companies such as ILS and traditional distribution companies. Management believes the active deployment by us of new innovative technologies in our websites, AVIALL.COM and ILSMART.COM, will enable us to maintain our technological leadership position and minimize the risk of obsolescence. There are a number of entrants in the e-commerce marketplace arena that are competing, or are expected to compete, with ILS, including OEMs, distributors and independent companies.

     ILS is in the implementation stage of its ongoing program to evolve ILSMART.COM through an upgrade to its infrastructure and customer applications. The plans for 2002 include adding and enhancing electronic customer catalogs, wireless applications and catalog hosting for ILS subscribers.

     Aviall Services expects to make various system enhancements during 2002, including the next phase of field infrastructure upgrades and further enhancements to the AVIALL.COM website. We believe the introduction of these system upgrades and enhancements will continue to transform Aviall Services into the industry-leading, full-service, technology-based supply-chain highway. During 2002, we expect capital expenditures for ILS's ongoing implementation of Contact to Contract and for system enhancements at Aviall Services will be approximately $6.0 million.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

     This Annual Report on Form 10-K contains "forward-looking statements" concerning our business, operations and financial performance and condition. When we use the words "estimates," "expects," "forecasts," "anticipates," "projects," "plans," "intends," "believes" and variations of such words or similar expressions, we intend to identify forward-looking statements.

     We have based our forward-looking statements on our current assumptions and expectations about future events. We have expressed our assumptions and expectations in good faith, and we believe there is a reasonable basis for them. However, we cannot assure you that our assumptions or expectations will prove to be accurate.

     A number of risks and uncertainties could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause our actual results to differ materially from the forward-looking statements are set forth in this Annual Report on Form 10-K. These risks, uncertainties and other important factors include, among others:

     o  loss of key suppliers or significant customers;

     o  termination or curtailment of material contracts;

     o changes in demand or prevailing market prices for the products and services we sell;

     o  changes in economic conditions;

     o  increased competition;

     o  failure to execute or realize anticipated benefits from new agreements;

     o  changes in our business strategy or development plans;

     o  changes in government regulations and policies;

     o  limited operational flexibility due to our substantial leverage; and

     o foreign currency fluctuations and devaluations and political instability in our foreign markets.

     Other factors may cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and except as required by law, we do not undertake any obligation to publicly update or revise our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates and foreign exchange rates. From time to time, we have used financial instruments to offset these risks. These financial instruments are not used for trading or speculative purposes. We have not experienced any significant changes in market risk during the year ended December 31, 2001.

     Our earnings are affected by changes in short-term interest rates as a result of borrowings under our bank credit facilities, which bear interest based on floating rates. Periodically, we have entered into interest rate caps, swaps and other similar instruments to reduce the impact of fluctuation in interest rates on our floating-rate debt. As of December 31, 2001, there were no interest rate hedges in place. At December 31, 2000, we had interest rate hedges with notional amounts of $34.0 million outstanding.

     At December 31, 2001, we had approximately $108.9 million of variable-rate debt obligations outstanding with a weighted average interest rate of 6.73%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels at December 31, 2001, would change interest expense by approximately $0.7 million.

     Our foreign operations utilize the U.S. dollar as their functional currency. Foreign currency translation and transaction gains and losses are included in net earnings. Foreign currency transaction exposure relates primarily to foreign currency-denominated accounts receivables and the transfer of foreign currency from subsidiaries to Aviall Services. We have sales transactions denominated in foreign currencies in Australia, Canada and New Zealand. Currency transaction exposures are not hedged. Unrealized currency translation gains and losses are recognized each month upon translation of the foreign subsidiaries' balance sheets into U.S. dollars. In certain situations, we use foreign currency borrowings as a hedge against foreign-denominated net assets. As of December 31, 2001 and 2000, we had a Canadian dollar-denominated loan of U.S. $1.2 million and U.S. $2.0 million, respectively.

ITEM 8:  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplementary data required by
Item 8 are submitted as a separate section of this Annual Report on Form 10-K. See "Index to Consolidated Financial Statements and Supplementary Data" located on page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding our directors required by Item 10 is incorporated by reference from our definitive proxy statement for our 2002 Annual Meeting of Stockholders to be held on June 14, 2002. The information regarding our executive officers required by Item 10 is submitted as a separate section of this Annual Report on Form 10-K. See "Item 4A: Executive Officers of the Registrant."

ITEM 11:  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference from our definitive proxy statement for our 2002 Annual Meeting of Stockholders to be held on June 14, 2002.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference from our definitive proxy statement for our 2002 Annual Meeting of Stockholders to be held on June 14, 2002.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference from our definitive proxy statement for our 2002 Annual Meeting of Stockholders to be held on June 14, 2002.

                                     PART IV

ITEM 14: EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Report:

         (1)  Consolidated Financial Statements

              The following consolidated financial statements are filed as a
              part of this Report:                                                        PAGE
                  Report of Independent Accountants.........................................F-2
                  Consolidated Statements of Income.........................................F-3
                  Consolidated Statements of Comprehensive Income...........................F-4
                  Consolidated Balance Sheets...............................................F-5
                  Consolidated Statements of Shareholders' Equity...........................F-6
                  Consolidated Statements of Cash Flows.....................................F-7
                  Notes to the Consolidated Financial Statements............................F-8

         (2)  Consolidated Financial Statement Schedules

              The following consolidated financial statement schedule is filed as a part of this Report:
                  Schedule II - Valuation Accounts..........................................F-34

     All other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to the Consolidated Financial Statements or circumstances requiring the inclusion of such schedules are not present.

         (3)  Exhibits

              The following exhibits are filed herewith or are incorporated by reference to the designated document previously filed with the Securities and Exchange Commission:

      EXHIBIT
         NO.                                DESCRIPTION
      --------    --------------------------------------------------------------

         3.1      Restated Certificate of Incorporation of Aviall, Inc. (Exhibit
                  3.1 to Aviall, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the "1993 Form 10-K") and incorporated herein by reference)

         3.2 Amended and Restated By-Laws of Aviall, Inc. (Exhibit 3.1 to Aviall, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (the "March 31, 1999 Form 10-Q") and incorporated herein by reference)

         4.1* Amended and Restated Certificate of Designations of Series D Senior Convertible Participating Preferred Stock, par value $0.01 per share, of Aviall, Inc., filed as of February 7, 2002

         4.2 Form of Common Stock Certificate of Aviall, Inc. (Exhibit 4 to Aviall, Inc.'s Registration Statement on Form 10, as amended (Commission File No. 1-12380) and incorporated herein by reference)

         4.3* Form of Series D Senior Convertible Participating Preferred Stock Certificate of Aviall, Inc.

         4.4 Rights Agreement, dated as of December 7, 1993, by and between Aviall, Inc. and The First National Bank of Boston (Exhibit
                  10.7 to Aviall, Inc.'s 1993 Form 10-K and incorporated herein by reference)

      EXHIBIT
         NO.                                DESCRIPTION
      --------    --------------------------------------------------------------
         4.5      Amendment No. 1 to Rights Agreement, dated as of March 14,
                  2000, by and between Aviall, Inc. and BankBoston, N.A., a
                  national banking association (as successor to The First
                  National Bank of Boston) (Exhibit 4.3 to Aviall, Inc.'s Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1999 (the "1999 Form 10-K") and incorporated herein by
                  reference)

         4.6*     Amendment No. 2 to Rights Agreement, dated as of December 17,
                  2001, by and between Aviall, Inc. and EquiServe Trust Company,
                  N.A., a national banking association (as successor to The
                  First National Bank of Boston)

         4.7*     Amendment No. 3 to Rights Agreement, dated as of December 21,
                  2001, by and between Aviall, Inc. and EquiServe Trust Company,
                  N.A., a national banking association (as successor to The
                  First National Bank of Boston)

         4.8* Securities Purchase Agreement, dated as of December 17, 2001, by and between Aviall, Inc., Aviall Services, Inc., J. H.
                  Whitney Mezzanine Fund, L.P., Whitney Private Debt Fund, L.P.,
                  Whitney Limited Partner Holdings, LLC, Blackstone Mezzanine
                  Partners L.P., Blackstone Mezzanine Holdings L.P., Carlyle
                  High Yield Partners, L.P., Oak Hill Securities Fund, L.P., Oak
                  Hill Securities Fund II, L.P., Lerner Enterprises, L.P. and P
                  & PK Limited Partnership

         4.9* Form of Senior Promissory Note due December 21, 2007, entered into as of December 21, 2001, between Aviall Services, Inc.
                  and each of J. H. Whitney Mezzanine Fund, L.P., Whitney
                  Private Debt Fund, L.P., Whitney Limited Partner Holdings,
                  LLC, Blackstone Mezzanine Partners L.P., Blackstone Mezzanine
                  Holdings L.P., Carlyle High Yield Partners, L.P., Oak Hill
                  Securities Fund, L.P., Oak Hill Securities Fund II, L.P.,
                  Lerner Enterprises, L.P. and P & PK Limited Partnership

         4.10* Form of Warrant to purchase common stock of Aviall, Inc., entered into as of March 15, 2002, between Aviall, Inc. and each of J. H. Whitney Mezzanine Fund, L.P., Whitney Private
                  Debt Fund, L.P., Whitney Limited Partner Holdings, LLC,
                  Blackstone Mezzanine Partners L.P., Blackstone Mezzanine
                  Holdings L.P., Carlyle High Yield Partners, L.P., Oak Hill
                  Securities Fund, L.P., Oak Hill Securities Fund II, L.P.,
                  Lerner Enterprises, L.P. and P & PK Family Limited Partnership

         4.11* Amended and Restated Registration Rights Agreement, dated as of March 15, 2002, by and between Aviall, Inc., J. H. Whitney
                  Mezzanine Fund, L.P., Whitney Private Debt Fund, L.P., Whitney
                  Limited Partner Holdings, LLC, Blackstone Mezzanine Partners
                  L.P., Blackstone Mezzanine Holdings L.P., Carlyle High Yield
                  Partners, L.P., Oak Hill Securities Fund, L.P., Oak Hill
                  Securities Fund II, L.P., Lerner Enterprises, L.P. and P & PK
                  Family Limited Partnership

         4.12* Registration Rights Agreement, dated as of December 21, 2001, by and between Aviall, Inc., Carlyle Partners III, L.P. and CP
                  III Coinvestment, L.P.

         10.1+    Aviall, Inc. Stock Incentive Plan (Exhibit 10.1 to Aviall,
                  Inc.'s 1993 Form 10-K and incorporated herein by reference)

         10.2+ Amendment to Aviall, Inc. Stock Incentive Plan (Exhibit 10.3 to Aviall, Inc.'s March 31, 1999 Form 10-Q and incorporated herein by reference)

         10.3+    Aviall, Inc. 1998 Stock Incentive Plan (Exhibit 10.2 to
                  Aviall, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference)

         10.4+    Amendment to the Aviall, Inc. 1998 Stock Incentive Plan
                  (Exhibit 10.4 to Aviall, Inc.'s March 31, 1999 Form 10-Q and incorporated herein by reference)

         10.5*+ Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 28, 2000

         10.6*+ Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 7, 2001

       EXHIBIT
          NO.                                DESCRIPTION
       --------   --------------------------------------------------------------
         10.7*+   Amendment Number One to the Aviall, Inc. 1998 Stock Incentive
                  Plan, dated as of December 21, 2001

         10.8+    Aviall, Inc. Amended and Restated 1998 Directors Stock Plan
                  (Exhibit 10.3 to Aviall, Inc.'s Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)

         10.9     Distribution and Indemnity Agreement, by and between Aviall,
                  Inc. and Ryder, dated November 23, 1993 (Exhibit 10.3 to
                  Aviall, Inc.'s 1993 Form 10-K and incorporated herein by reference)

         10.10 Tax Sharing Agreement, by and between Aviall, Inc. and Ryder, dated November 23, 1993 (Exhibit 10.4 to Aviall, Inc.'s 1993
                  Form 10-K and incorporated herein by reference)

         10.11+ Form of Amended and Restated Severance Agreement, by and between Aviall, Inc. and each of its executive officers
                  (Exhibit 10.1 to Aviall, Inc.'s March 31, 1999 Form 10-Q and incorporated herein by reference)

         10.12+ Addendum to the Amended and Restated Severance Agreement, by and between Aviall, Inc. and Bruce Langsen (Exhibit 10.2 to
                  Aviall, Inc.'s March 31, 1999 Form 10-Q and incorporated herein by reference)

         10.13*+  Second Addendum to the Amended and Restated Severance
                  Agreement, by and between Aviall, Inc. and Bruce Langsen, dated as of December 21, 2001

         10.14+   Aviall, Inc. Amended and Restated Severance Pay Plan (Exhibit
                  10.7 to Aviall, Inc.'s March 31, 1999 Form 10-Q and incorporated herein by reference)

         10.15*+  Amendment Number One to the Aviall, Inc. Amended and Restated
                  Severance Pay Plan, dated as of December 21, 2001

         10.16 Asset Purchase Agreement, dated as of May 31, 1994, by and between Aviall Services, Inc. and Dallas Airmotive, Inc., as amended (Exhibit 10.3 to Aviall, Inc.'s Quarterly Report on
                  Form 10-Q for the quarterly period ended June 30, 1994 and Exhibits 10.17 through 10.23 to Aviall, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference)

         10.17+   Aviall, Inc. Employee Stock Purchase Plan (Exhibit 10.27 to
                  Aviall, Inc.'s Form 10-K for the fiscal year ended December
                  31, 1995 and incorporated herein by reference)

         10.18+   Aviall, Inc. Benefit Restoration Plan (Exhibit 10.5 to Aviall,
                  Inc.'s March 31, 1999 Form 10-Q and incorporated herein by reference)

         10.19+   Amendment No. One to the Aviall, Inc. Benefit Restoration Plan
                  (Exhibit 10.6 to Aviall, Inc.'s March 31, 1999 Form 10-Q and incorporated herein by reference)

         10.20    Agreement of Purchase and Sale, by and among Aviall, Inc.,
                  Aviall Services, Inc., Greenwich Air Services, Inc. and GASI
                  Engine Services, Inc., dated April 19, 1996 (Exhibit 2.1 to
                  Aviall, Inc.'s Current Report on Form 8-K, dated April 19,
                  1996 and incorporated herein by reference)

         10.21+   Employment Agreement, dated December 16, 1999, by and between
                  Aviall, Inc. and Paul E. Fulchino (Exhibit 10.16 to Aviall,
                  Inc.'s 1999 Form 10-K and incorporated herein by reference)

         10.22*+  Addendum to Employment Agreement, dated as of December 21,
                  2001, by and between Aviall, Inc. and Paul E. Fulchino

         10.23+ Non-Qualified Stock Option Agreement, dated December 21, 1999, by and between Aviall, Inc. and Paul E. Fulchino (Exhibit
                  10.17 to Aviall, Inc.'s 1999 Form 10-K and incorporated herein by reference)

        EXHIBIT
           NO.                                DESCRIPTION
        --------  --------------------------------------------------------------
         10.24*+  Addendum to the Non-Qualified Stock Option Agreement, dated as of December 21, 2001, by and between Aviall, Inc. and Paul E.
                  Fulchino

         10.25 Distribution Services Agreement, dated November 3, 1999, by and between Allison Engine Company, Inc. d/b/a Rolls-Royce
                  Allison and Aviall Services, Inc. (Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.) (Exhibit 10.19 to Aviall, Inc.'s 1999 Form 10-K and incorporated herein by reference)

         10.26*   Distribution Services Agreement, dated as of December 17,
                  2001, by and between Aviall Services, Inc. and Rolls-Royce
                  Corporation (Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule
                  24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission)

         10.27* Securities Purchase Agreement, dated as of December 17, 2001, by and among Aviall, Inc., Carlyle Partners III, L.P. and CP
                  III Coinvestment, L.P.

         10.28*   Amended and Restated Credit Agreement, dated as of January 11,
                  2002, by and among Aviall, Inc., Aviall Services, Inc.,
                  Citicorp USA, Inc. and the lenders and issuers party thereto

         10.29*   Guaranty, dated as of December 21, 2001, by Aviall, Inc.,
                  Inventory Locator Service, LLC and Aviall Product Repair
                  Services, Inc. in favor of Citicorp USA, Inc. and the lenders and issuers party thereto

         10.30* Pledge and Security Agreement, dated as of December 21, 2001, by Aviall, Inc., Aviall Services, Inc., Inventory Locator
                  Service, LLC and Aviall Product Repair Services, Inc. in favor of Citicorp USA, Inc.

         10.31* Lease Agreement, dated as of April 3, 2001, by and between Crow Family Holdings Industrial Texas Limited Partnership and
                  Aviall Services, Inc.

         10.32* Standstill Agreement, dated as of December 21, 2001, by and among Aviall, Inc., Carlyle Partners III, L.P. and CP III
                  Coinvestment, L.P.

         21.1*    Subsidiaries of Aviall, Inc.

         23.1*    Consent of PricewaterhouseCoopers LLP

         24.1*    Power of Attorney of the Directors of Aviall, Inc.

--------------------
* Each document marked with an asterisk is filed herewith.

+ Each document marked with a dagger constitutes a management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K

              On December 20, 2001, we filed a Current Report on Form 8-K to report that we had contemporaneously (i) entered into a securities purchase agreement with certain investors, pursuant to which we agreed to issue 45,000 shares of our Series B Preferred Stock to the investors in exchange for consideration in the aggregate amount of $45.0 million,
         (ii) entered into a securities purchase agreement with certain lenders, pursuant to which we agreed to issue Aviall Services' senior unsecured notes to the lenders in exchange for consideration in the aggregate amount of $80.0 million, and (iii) entered into a $200.0 million senior secured credit facility with Citicorp USA, Inc. No financial statements were filed with the Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AVIALL, INC.

March 26, 2002                      By /s/ Paul E. Fulchino
                                       -----------------------------------------
                                       Paul E. Fulchino
                                       Chairman, President and Chief Executive
Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                       NAME                                                 TITLE
                       ----                                                 -----
               /s/ Paul E. Fulchino                     Chairman, President and Chief Executive Officer
-------------------------------------------------                    (Principal Executive Officer)
                  Paul E. Fulchino

             /s/ Jacqueline K. Collier                           Vice President and Controller
-------------------------------------------------
               Jacqueline K. Collier                            (Principal Accounting Officer)

           /s/ Cornelius Van Den Handel                          Vice President and Treasurer
-------------------------------------------------
             Cornelius Van Den Handel                            (Principal Financial Officer)

                  Peter J. Clare*                                          Director
-------------------------------------------------
                  Peter J. Clare

                  Allan M. Holt*                                           Director
-------------------------------------------------
                   Allan M. Holt

                 Donald R. Muzyka*                                         Director
-------------------------------------------------
                 Donald R. Muzyka

              Richard J. Schnieders*                                       Director
-------------------------------------------------
               Richard J. Schnieders

              Jonathan M. Schofield*                                       Director
-------------------------------------------------
               Jonathan M. Schofield

                 Arthur E. Wegner*                                         Director
-------------------------------------------------
                 Arthur E. Wegner

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

March 26, 2002                          By /s/ Jeffrey J. Murphy
                                           -------------------------------------
                                           Jeffrey J. Murphy
                                           Attorney-in-Fact

                                  AVIALL, INC.
        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



ITEM 14(a)(1):  CONSOLIDATED FINANCIAL STATEMENTS                            PAGE
     Report of Independent Accountants........................................F-2
     Consolidated Statements of Income........................................F-3
     Consolidated Statements of Comprehensive Income..........................F-4
     Consolidated Balance Sheets..............................................F-5
     Consolidated Statements of Shareholders' Equity..........................F-6
     Consolidated Statements of Cash Flows....................................F-7
     Notes to Consolidated Financial Statements...............................F-8

ITEM 14(a)(2):  CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
     Schedule II - Valuation Accounts........................................F-34

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
     and Shareholders of Aviall, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 34 present fairly, in all material respects, the financial position of Aviall, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 34 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 10 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Dallas, Texas
February 11, 2002, except as to
   Note 19, for which the date is
   March 15, 2002

                                  AVIALL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                             Years Ended December 31,
                                                                  -------------------------------------------
                                                                      2001            2000           1999
                                                                  ------------    ------------   ------------
Net sales                                                         $    506,160         485,920        371,901
Cost of sales                                                          389,466         374,656        276,476
                                                                  ------------    ------------   ------------
Gross profit                                                           116,694         111,264         95,425
Operating and other expenses:
   Selling and administrative expenses                                  90,107          84,765         75,987
   Unusual items                                                         9,787              --          6,029
   Interest expense                                                     10,291           8,407          3,345
                                                                  ------------    ------------   ------------
Earnings from continuing operations before income taxes                  6,509          18,092         10,064
Provision for income taxes                                               3,046           7,526          4,949
                                                                  ------------    ------------   ------------
Earnings from continuing operations                                      3,463          10,566          5,115
Discontinued operations:
   Gain on disposal (net of income tax expense of $193 in 2001,
     $572 in 2000 and $2,640 in 1999)                                      322           1,062          4,588
                                                                  ------------    ------------   ------------
Earnings from discontinued operations                                      322           1,062          4,588
                                                                  ------------    ------------   ------------
Earnings before extraordinary item                                       3,785          11,628          9,703
Extraordinary item (net of income tax benefit of $582)                  (1,026)             --             --
                                                                  ------------    ------------   ------------
Net earnings                                                      $      2,759          11,628          9,703
                                                                  ------------    ------------   ------------
Basic net earnings per share:
   Earnings from continuing operations                            $       0.18            0.58           0.28
   Earnings from discontinued operations                                  0.02            0.06           0.25
   Extraordinary item                                                    (0.06)             --             --
                                                                  ------------    ------------   ------------
   Net earnings                                                   $       0.14            0.64           0.53
                                                                  ------------    ------------   ------------
Weighted average common shares                                      18,380,975      18,313,401     18,222,526
                                                                  ------------    ------------   ------------
Diluted net earnings per share:
   Earnings from continuing operations                            $       0.18            0.58           0.28
   Earnings from discontinued operations                                  0.02            0.06           0.25
   Extraordinary item                                                    (0.06)             --             --
                                                                  ------------    ------------   ------------
   Net earnings                                                   $       0.14            0.64           0.53
                                                                  ------------    ------------   ------------
Weighted average common and potentially dilutive common shares      18,718,979      18,337,161     18,474,038
                                                                  ------------    ------------   ------------



See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)


                                                                           Years Ended December 31,
                                                                         ----------------------------
                                                                           2001       2000      1999
                                                                         -------    -------   -------
Net earnings                                                             $ 2,759     11,628     9,703
Other comprehensive income (loss):
   Cumulative effect of change in accounting principle - adoption
     of SFAS 133 (net of income tax benefit of $165)                        (262)        --        --
   Fair value adjustment of derivative instruments (net of income
     tax benefit of $76)                                                    (119)        --        --
   Termination of derivative instruments (net of income tax
     expense of $241)                                                        381         --        --
                                                                         -------    -------   -------
Comprehensive income                                                     $ 2,759     11,628     9,703
                                                                         =======    =======   =======



See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                December 31,
                                                                                             -------------------
                                                                                               2001       2000
                                                                                             --------   --------
ASSETS
Current assets:
   Cash and cash equivalents                                                                 $  2,526      4,865
   Receivables                                                                                 75,134     83,395
   Inventories                                                                                241,635    134,156
   Prepaid expenses and other current assets                                                    2,567      5,168
   Deferred income taxes                                                                       21,842      9,723
                                                                                             --------   --------
Total current assets                                                                          343,704    237,307
                                                                                             --------   --------
Property and equipment                                                                         33,460     17,389
Intangible assets                                                                              91,346     73,906
Deferred income taxes                                                                          49,369     62,576
Other assets                                                                                   15,350      4,273
                                                                                             --------   --------
Total assets                                                                                 $533,229    395,451
                                                                                             ========   ========


LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                         $111,297      9,025
   Accounts payable                                                                            51,090     66,657
   Accrued expenses                                                                            31,659     29,431
                                                                                             --------   --------
Total current liabilities                                                                     194,046    105,113
                                                                                             --------   --------
Long-term debt                                                                                 89,557     81,397
Other liabilities                                                                              14,623     17,267
Commitments and contingencies                                                                      --         --
Convertible preferred stock (45,110 shares issued and outstanding at December 31,
   2001; $1,000 aggregate liquidation preference per share at December 31, 2001)               40,161         --
Shareholders' equity (common stock of $.01 par value per share; 20,497,992 shares and
   20,334,664 shares issued at December 31, 2001 and 2000, respectively; 18,495,990 shares
   and 18,332,662 shares outstanding at December 31, 2001 and 2000, respectively)             194,842    191,674
                                                                                             --------   --------
Total liabilities, convertible preferred stock and shareholders' equity                      $533,229    395,451
                                                                                             ========   ========


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                     Common Stock
                                                 ---------------------                               Additional
                                                   Shares                Treasury      Unearned       Paid-In
                                                 Outstanding    Amount    Stock      Compensation     Capital
                                                 -----------    ------   --------    ------------    ----------
At December 31, 1998                              18,180,267    $  202    (27,733)           (713)      325,481
Net earnings                                              --        --         --              --            --
Restricted stock cancellations                        (2,935)       --         --             346          (346)
Compensation expense                                      --        --         --             104            --
Common stock issued                                   95,264         1         --              --           708
Tax benefit from exercise of stock options                --        --         --              --           128
                                                 -----------    ------   --------    ------------    ----------
At December 31, 1999                              18,272,596       203    (27,733)           (263)      325,971
Net earnings                                              --        --         --              --            --
Restricted stock awards                                   --        --         --            (672)          672
Compensation expense                                      --        --         --             371            --
Common stock issued                                   62,068         1         --              --           434
Treasury stock, at cost                               (2,002)       --        (16)             --            --
Tax benefit from exercise of stock options                --        --         --              --            23
                                                 -----------    ------   --------    ------------    ----------
At December 31, 2000                              18,332,662       204    (27,749)           (564)      327,100
Net earnings                                              --        --         --              --            --
Other comprehensive income (loss), net of tax:
   Cumulative effect of change in
accounting principle-adoption of
SFAS 133                                                  --        --         --              --            --
   Fair value adjustment of derivative
     instruments                                          --        --         --              --            --
   Termination of derivative instruments                  --        --         --              --            --

Total other comprehensive income (loss)                   --        --         --              --            --

Comprehensive income                                      --        --         --              --            --

Restricted stock awards                                   --        --         --            (838)          838
Compensation expense                                      --        --         --             437            --
Common stock issued                                  163,328         1         --              --            84
Preferred stock dividends                                 --        --         --              --            --
                                                 -----------    ------   --------    ------------    ----------
At December 31, 2001                              18,495,990    $  205    (27,749)           (965)      328,022
                                                 ===========    ======   ========    ============    ==========

                                                               Accumulated       Total
                                                 Retained        Other          Share-
                                                  Earning     Comprehensive     holders'
                                                 (Deficit)       Income         Equity
                                                 ---------    -------------    ---------
At December 31, 1998                              (128,648)              --    $ 168,589
Net earnings                                         9,703               --        9,703
Restricted stock cancellations                          --               --           --
Compensation expense                                    --               --          104
Common stock issued                                     --               --          709
Tax benefit from exercise of stock options              --               --          128
                                                 ---------    -------------    ---------
At December 31, 1999                              (118,945)              --      179,233
Net earnings                                        11,628               --       11,628
Restricted stock awards                                 --               --           --
Compensation expense                                    --               --          371
Common stock issued                                     --               --          435
Treasury stock, at cost                                 --               --          (16)
Tax benefit from exercise of stock options              --               --           23
                                                 ---------    -------------    ---------
At December 31, 2000                              (107,317)              --      191,674
Net earnings                                         2,759               --        2,759
Other comprehensive income (loss), net of tax:
   Cumulative effect of change in
accounting principle-adoption of
SFAS 133                                                --             (262)        (262)
   Fair value adjustment of derivative
     instruments                                        --             (119)        (119)
   Termination of derivative instruments                --              381          381
                                                                               ---------
Total other comprehensive income (loss)                 --               --           --
                                                                               ---------
Comprehensive income                                    --               --        2,759
                                                                               ---------
Restricted stock awards                                 --               --           --
Compensation expense                                    --               --          437
Common stock issued                                     --               --           85
Preferred stock dividends                             (113)              --         (113)
                                                 ---------    -------------    ---------
At December 31, 2001                              (104,671)              --    $ 194,842
                                                 =========    =============    =========

See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                 Years Ended December 31,
                                                          --------------------------------------
                                                             2001          2000          1999
                                                          ----------    ----------    ----------
OPERATING ACTIVITIES:
   Net earnings                                           $    2,759        11,628         9,703
   Gain on disposal of discontinued operations                  (322)       (1,062)       (4,588)
   Unusual items                                               9,787            --         6,029
   Extraordinary item                                          1,026            --            --
   Depreciation and amortization                              11,630         9,232         6,775
   Compensation expense on restricted stock awards               437           371           104
   Deferred income taxes                                       1,477         5,684         2,709
   Tax benefit from exercise of stock options                     --            23           128
                                                          ----------    ----------    ----------
                                                              26,794        25,876        20,860
   Changes in:
     Receivables                                               7,234       (20,643)       (3,395)
     Inventories                                            (112,613)      (26,319)      (24,880)
     Accounts payable                                        (15,942)       31,594         3,448
     Accrued expenses                                          1,054          (196)       (5,213)
     Other, net                                                   85        (2,644)       (2,800)
                                                          ----------    ----------    ----------
Net cash (used for) provided by operating activities         (93,388)        7,668       (11,980)
                                                          ----------    ----------    ----------
INVESTING ACTIVITIES:
   Purchase of distribution rights                           (24,889)       (5,645)      (17,000)
   Capital expenditures                                      (12,147)      (10,961)       (4,256)
   Sales of property, plant and equipment                         28            25           167
                                                          ----------    ----------    ----------
Net cash used for investing activities                       (37,008)      (16,581)      (21,089)
                                                          ----------    ----------    ----------
FINANCING ACTIVITIES:
   Debt proceeds                                              80,490         2,407        40,000
   Net change in revolving credit facility                    54,922        16,004        20,387
   Issuance of preferred stock                                40,051            --            --
   Debt repaid                                               (34,010)       (6,000)      (28,004)
   Debt issue costs paid                                     (13,478)         (437)       (1,774)
   Issuance of common stock                                       85           435           709
   Other                                                          (3)          (16)           --
                                                          ----------    ----------    ----------
Net cash provided by financing activities                    128,057        12,393        31,318
                                                          ----------    ----------    ----------
Change in cash and cash equivalents                           (2,339)        3,480        (1,751)
Cash and cash equivalents, beginning of year                   4,865         1,385         3,136
                                                          ----------    ----------    ----------
Cash and cash equivalents, end of year                    $    2,526         4,865         1,385
                                                          ==========    ==========    ==========
CASH PAID FOR INTEREST AND INCOME TAXES:
   Interest                                               $    9,433         7,686         3,018
   Income taxes                                           $    1,954         2,341         1,930
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Capital lease obligations for property and equipment   $    9,031            --            --
   Dividends on preferred stock                           $      110            --            --


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BACKGROUND AND ORGANIZATION

     Aviall, Inc. ("Aviall" or the "Company") is the largest independent global provider of new aviation parts in the aviation aftermarket and related supply-chain management services through its subsidiary, Aviall Services, Inc. ("Aviall Services"). Aviall Services also provides information and facilitates commerce to the aviation and marine industries and the United States ("U.S.") government procurement market through its global electronic marketplaces operated by Inventory Locator Services, LLC ("ILS"). The Company reports Aviall Services and ILS as separate operating segments (see Note 18).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of Aviall and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

ACCOUNTING ESTIMATES. The process of preparing financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. These estimates and assumptions are based upon the best information available at the time of the estimates or assumptions and could change materially as conditions within and beyond the control of the Company change. Accordingly, actual results could differ materially from those estimates. The most significant estimates made by management include the allowance for doubtful accounts, reserves for excess and obsolete inventories, deferred tax asset valuation allowances, environmental reserves, pension and postretirement benefit obligations and valuation of goodwill and distribution rights.

REVENUE RECOGNITION. Revenue from parts, components and supplies sales and parts repair is recognized upon shipment of the product to the customer. Revenue from information services and point-of-purchase subscription fees is recognized as services are rendered. Revenue from pay-in-advance subscription fees is deferred and recognized as services are rendered. Shipping and handling costs billed to customers are recognized as revenue.

CASH AND CASH EQUIVALENTS. The Company considers all highly liquid, interest-bearing instruments with an original maturity of three months or less to be cash equivalents. The Company reclassifies cash overdrafts to accounts payable. Cash overdrafts included in accounts payable were $7.5 million and $19.7 million at December 31, 2001 and 2000, respectively.

INVENTORIES. Inventories, composed of aviation parts, are valued at the lower of average cost or market. The Company makes provisions for excess and obsolete inventories based on management's assessment of slow-moving and obsolete inventories. Recent historical part usage and estimated future demand adjusted for known or expected aviation industry trends or conditions provide the basis for these estimates. These estimates are subject to volatility and can be affected by reduced flight hours, the retirement of aircraft, changes in distribution agreements and changes in the aviation industry. Reserves for shrinkage and excess and obsolete inventory amounted to $6.5 million and $4.7 million at December 31, 2001 and 2000, respectively.

PROPERTY AND EQUIPMENT. Property and equipment is carried at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Internal and external costs incurred to develop or purchase computer software during the application development stage for internal use, including upgrades and enhancements, are capitalized. Lives assigned to asset categories are 3 to 12 years for software, hardware and equipment, and the remaining lease term, if shorter than the estimated useful life, for leasehold improvements. Depreciation expense amounted to $5.1 million, $4.2 million and $3.8 million in 2001, 2000 and 1999, respectively. Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease and amortized over the lease terms using the straight-line method. Lease amortization is included in depreciation expense.

GOODWILL. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is amortized using the straight-line method over the expected life, which is 40 years.

DISTRIBUTION RIGHTS. The Company enters into certain large supplier distribution agreements for an extended period of time in which the initial payment under the agreements includes both inventory and distribution rights. Generally, the agreement granting these rights includes a requirement for the Company to acquire an initial inventory of parts. The value of the distribution rights is calculated as the excess of the total payment per the agreement over the value of the inventory acquired, which is valued at the lower of average cost or market. Management bases its valuation of the inventory acquired on the contractual discount off of list price adjusted for recent historical and expected future parts usage. The value of the distribution rights are amortized over the term of the agreement using straight-line and accelerated methods, which approximates the operating cash flows expected over the life of the agreement. In the event one or more of the Company's material suppliers discontinue the products sold, terminate the contract or are unable to perform under the agreement, the Company would likely experience a material adverse effect on its financial condition and results of operations.

VALUATION OF LONG-LIVED ASSETS. The Company periodically reviews the net realizable value of its long-lived assets, including goodwill and distribution rights, through an assessment of the estimated future cash flows related to those assets. In the event the Company determines that the carrying values of long-lived assets are in excess of estimated gross future cash flows for those assets, the Company then will write-down the value of the assets to a level commensurate with a discounted cash flow analysis of the estimated future cash flows.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. An allowance for doubtful accounts receivable is established based on management's estimates of the amount of uncollectible accounts receivable. Management determines the required allowance using information such as customer credit history, industry and market segment information, economic trends and conditions, credit reports and customer financial condition. The estimates can be affected by changes in the aviation industry, customer credit issues or customer bankruptcies.

ENVIRONMENTAL. The costs relating to the Company's environmental liabilities have been estimated, including exit costs related to previously owned businesses, when it is probable that a loss has been incurred and such loss is estimable. The Company bases its probable environmental cost estimates on information obtained from independent environmental engineers and/or from its experts regarding the nature and extent of environmental contamination, available remedial alternatives and the cleanup criteria required by relevant governmental agencies. The estimated costs include anticipated site testing, consulting, remediation, disposal, postremediation monitoring and related legal fees based on available information and represent the undiscounted costs to resolve the environmental matters in accordance with prevailing federal, state, local and foreign requirements. The Company's estimates may vary in the future as more information becomes available with respect to the level of contamination, the effectiveness and approval of selected remediation methods, the stage of investigation at the individual sites, the recoverability of such costs from third parties and changes in federal and state statutes and regulations or their interpretation.

FINANCING COSTS. Costs associated with obtaining debt are recorded as a deferred charge and are amortized over the term of the related debt through interest expense utilizing an effective interest rate method. Amortization of financing costs amounted to $1.0 million, $0.7 million and $0.3 million in 2001, 2000 and 1999, respectively.

DEFERRED TAXES. The Company establishes its deferred tax assets and liabilities based on its profits or losses in each jurisdiction in which it operates. Associated valuation allowances reflect the likelihood of the recoverability of these assets. Management's judgement of the recoverability of these assets is based primarily on estimates of current and expected future earnings, prudent and feasible tax planning strategies, and current and future known ownership changes. The likelihood of an annual limitation on the Company's ability to utilize its net operating loss carryforward to offset future U.S. federal taxable income is increased by (i) the issuance of certain convertible preferred stock, options, warrants or other securities exercisable for common stock, (ii) changes in equity ownership occurring in the last three years and (iii) potential future changes in equity ownership. The amount of an annual limitation can vary significantly based on certain factors existing at the date of the ownership change. If such limitations were imposed, they could have a material adverse impact on results of operations and cash flows.

PENSION AND POSTRETIREMENT BENEFITS OBLIGATIONS. The value of pension and postretirement benefits assets and liabilities is determined on an actuarial basis. These values are affected by management's estimates of the market value of plan assets, estimates of the expected return on plan assets and the discount rates used. The discount rates are determined using changes in the rates of return on high-quality, fixed income investments. Actual changes in the fair market value of plan assets, differences between the actual return and the expected return on plan assets and changes in the discount rate used will affect the amount of pension expense recognized.

FOREIGN CURRENCY TRANSLATION. The Company's foreign operations utilize the U.S. dollar as their functional currency. Translation and transaction gains and (losses) included in earnings amounted to $(0.3) million, $(0.8) million and $0.1 million in 2001, 2000 and 1999, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS. The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Changes in the fair value of derivatives that do not qualify as hedges are recognized in earnings when they occur. Changes in the fair value of derivatives that qualify as hedges are generally recognized in earnings in the same period as the item being hedged. The Company periodically uses financial instruments to offset defined market risks arising from changes in interest rates and foreign exchange rates. The Company does not use financial instruments for trading or speculative purposes. The fair values of financial instruments generally represent the amounts the Company would pay or receive to terminate such agreements.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying values of current assets and liabilities approximate fair value due to the short-term maturities of these assets and liabilities. At December 31, 2001 and 2000, the carrying value of debt approximates fair value.

STOCK-BASED COMPENSATION. The Company accounts for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," which requires the Company to recognize as compensation expense the excess, if any, of the quoted market price of the common stock over the option price on the date of grant. The Company also makes the appropriate disclosures as required by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation."

EARNINGS (LOSS) PER SHARE. In 2001, basic net earnings per share ("EPS") is computed by allocating income available for distribution to the common and preferred shareholders using the "two-class" method prescribed by Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." Net income is reduced by dividends to preferred and common shareholders to arrive at income available to shareholders. This income is then allocated between the common and preferred shareholders based on the weighted average common and preferred shares outstanding, on an as-converted basis. Diluted EPS is computed using the if-converted method by dividing net earnings by the weighted average number of common and dilutive potential common shares outstanding during the period.

     In 2000 and 1999, basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net earnings by the weighted average number of common and dilutive potential common shares outstanding during the period. Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

NEW ACCOUNTING PRONOUNCEMENTS (UNAUDITED). Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," were issued on July 20, 2001. SFAS 141 addresses financial accounting and reporting for business combinations, and SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets.

     The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001, and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company adopted the provisions of this statement as of July 1, 2001, and there was no financial accounting impact associated with its adoption.

     The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year to all goodwill and other intangible assets recognized in the financial statements at that date. The Company is in the process of evaluating the impact of the adoption of this statement but does not expect any impairment to result from its adoption. As a result of certain provisions of this statement, goodwill amortization will decrease in 2002. Goodwill amortization was $1.9 million in 2001.

     Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 supersedes certain provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the provisions of this statement on January 1, 2002, and there was no financial accounting impact associated with its adoption.

NOTE 3 - DISCONTINUED OPERATIONS

     In 1996, the Company sold its commercial engine services businesses. These businesses are reported as discontinued operations in the Consolidated Financial Statements.

     The sale agreements required the Company to retain certain liabilities, primarily environmental. The losses associated with these liabilities were estimated and included in the discontinued operations provision. The actual cost of these obligations may not be known for a number of years. In the case of environmental liabilities, factors included in the original estimate of loss, such as level of remediation required, could change significantly from the Company's original estimate. Accordingly, certain adjustments may be required in future periods to reflect changes in these estimates. As of December 31, 2001 and 2000, these retained liabilities, primarily environmental, amounted to $12.8 million and $14.3 million, respectively.

     During 2001, 2000 and 1999, the Company recognized a gain on disposal of $0.3 million (net of tax expense of $0.2 million), $1.1 million (net of tax expense of $0.6 million) and $4.6 million (net of tax expense of $2.6 million), respectively, related to changes in the estimates of certain liabilities as a result of the expiration of the indemnification periods under the asset sale contracts and revised projections for certain liabilities based on recent experiences.

NOTE 4 - UNUSUAL ITEMS

2001 LOSS. During 2001, the Company recorded a $9.8 million unusual loss primarily related to the aviation industry changes resulting from the September 11th terrorist attacks, consisting of $5.0 million for inventory write-downs of parts used on older generation aircraft whose retirement was accelerated post-September 11th, $2.0 million for the write-down of turbocharger aftermarket distribution rights, $1.1 million for the write-down of unfavorable leases, $1.0 million for doubtful accounts increases and $0.7 million incurred in connection with the Company's new capital structure. The $2.0 million impairment loss for Aviall Services' turbocharger aftermarket distribution rights resulted from the sale of the manufacturing rights for these parts by the original manufacturer to a third party, a shift in customer demand from remanufactured to new turbochargers, and sales declines occurring after the events of September 11th. The amount of the impairment was based on valuing these rights using the discounted present value of estimated future cash flows. Management's estimates of future cash flows are based on historical results adjusted to reflect the best estimate of future demand and market conditions.

1999 LOSS. During 1999, the Company recorded a $6.0 million loss related to costs incurred during the year for the strategic review process, executive severance pay and the write-down of inventory for discontinued product lines.

NOTE 5 - RECEIVABLES

(In Thousands)                           2001        2000
                                       --------    --------
Trade                                  $ 69,476      81,118
Other                                     9,223       4,993
                                       --------    --------
                                         78,699      86,111
Allowance for doubtful accounts          (3,565)     (2,716)
                                       --------    --------
                                       $ 75,134      83,395
                                       ========    ========

NOTE 6 - PROPERTY AND EQUIPMENT

                                                 2001                               2000
                                    -------------------------------    -------------------------------
                                                 Capital                           Capital
(In Thousands)                       Owned       Leases     Total       Owned       Leases     Total
                                    --------    --------   --------    --------    --------   --------
Software and hardware               $ 29,989       3,736     33,725      16,036          --     16,036
Equipment                              8,629         678      9,307      15,758          --     15,758
Leasehold improvements                 1,560       1,045      2,605       4,132          --      4,132
Capital projects in progress           1,825       3,572      5,397       6,807          --      6,807
                                    --------    --------   --------    --------    --------   --------
                                      42,003       9,031     51,034      42,733          --     42,733
Accumulated depreciation             (17,574)         --    (17,574)    (25,344)         --    (25,344)
                                    --------    --------   --------    --------    --------   --------
                                    $ 24,429       9,031     33,460      17,389          --     17,389
                                    ========    ========   ========    ========    ========   ========

     Capital projects in progress included $5.4 million and $6.8 million of capitalized software costs in 2001 and 2000, respectively.

NOTE 7 - INTANGIBLE ASSETS

(In Thousands)                      2001          2000
                                 ----------    ----------
Goodwill                         $   79,405        79,405
Distribution rights                  51,254        28,398
                                 ----------    ----------
                                    130,659       107,803
Accumulated amortization            (39,313)      (33,897)
                                 ----------    ----------
                                 $   91,346        73,906
                                 ==========    ==========

     In 2001, the Company acquired from Honeywell the rights to distribute engine systems accessories and environmental control systems and Honeywell fuel controls for Rolls-Royce Model T56 series engines for a ten-year period. Also in 2001, the Company acquired from Rolls-Royce the rights to distribute for a ten-year period engine parts for the Rolls-Royce Model T56 series engines. As a result of these contracts, $24.9 million was recorded for distribution rights. See Note 4 for a discussion of impairment loss. In 2000, the Company acquired from Honeywell the rights to distribute fuel controls products for a ten-year period. As a result of this contract, $5.6 million was recorded for distribution rights.

NOTE 8 - ACCRUED EXPENSES

(In Thousands)                                     2001         2000
                                                ----------   ----------
Salaries, wages and benefits                    $   13,413       12,658
Operating taxes                                      3,184        2,978
Self-insurance reserves                              1,551        1,842
Environmental reserves, current portion              1,270          910
Other                                               12,241       11,043
                                                ----------   ----------
                                                $   31,659       29,431
                                                ==========   ==========

NOTE 9 - DEBT

(In Thousands)                           2001          2000
                                      ----------    ----------
Credit Facilities:
   2001 Revolver                      $  107,706            --
   1999 Revolver                              --        52,000
   1999 Term Loan                             --        34,000
Senior Notes                              80,089            --
Capital lease obligations                  9,432            --
Other                                      3,627         4,422
                                      ----------    ----------
                                         200,854        90,422
Less current portion                    (111,297)       (9,025)

                                      $   89,557        81,397
                                      ==========    ==========


CREDIT FACILITIES. In December 2001, the Company replaced its existing senior secured credit facilities. The new senior secured credit facility consists of a $200.0 million nonamortizing revolving loan due in 2006 (the "2001 Revolver"), with availability determined by reference to a borrowing base of eligible accounts receivable and inventory. Borrowings under the 2001 Revolver bear interest, at the option of the Company, based upon either of two floating-rate options: the Eurodollar Rate plus an applicable margin ranging from 2.5% to 3.0% depending upon certain of the Company's financial ratios, or the Base Rate plus an applicable margin ranging from 1.5% to 2.0% depending upon certain of the Company's financial ratios. The Base Rate is the higher of the agent bank's base rate, the federal funds rate plus 0.5%, or the sum of (i) 0.5% per annum, (ii) the agent bank's maximum annual assessment rate during the latest three-week period and (iii) the agent bank's rate per annum for the latest three-week period. Interest is payable (i) monthly for prime rate borrowings and (ii) on the last day of the applicable interest period or quarterly for interest periods that are longer than three months for LIBOR borrowings. At December 31, 2001, the interest rate on the 2001 Revolver was 6.75%.

     The 2001 Revolver provides for the issuance of up to $15.0 million of letters of credit subject to the borrowing base, of which $0.3 million was utilized at December 31, 2001. As of December 31, 2001, the Company had $92.0 million available under the 2001 Revolver. A commitment fee of 0.5% is payable each quarter on the unused portion of the 2001 Revolver. Obligations under the 2001 Revolver are collateralized by substantially all of the Company's domestic assets and 65% of the stock of each of the Company's foreign subsidiaries. The 2001 Revolver contains various covenants, including financial covenants and limitations on debt, dividends and capital expenditures. The 2001 Revolver also contains a clause that permits the acceleration of amounts due at the option of the agent bank, and lock-box provisions for the payment of outstanding borrowings. Given the terms of the 2001 Revolver and pursuant to EITF Issue No. 95-22, "Balance Sheet Classification of Revolving Credit Agreement Obligations Involving Lock-Box Arrangements," the Company has classified amounts outstanding under the 2001 Revolver as current.

     As of December 31, 2000, the Company's senior secured credit facilities (the "1999 Credit Facilities") consisted of a $40.0 million secured term loan with amortizing principal payments due through 2004 (the "1999 Term Loan") and a $90.0 million revolving loan (the "1999 Revolver") due in 2004. The 1999 Credit Facilities were repaid in December 2001 with proceeds from the issuance of senior notes and borrowings under the 2001 Revolver. In connection with the early retirement of debt outstanding under the 1999 Credit Facilities, the Company recorded an extraordinary loss of $1.0 million (net of a tax benefit of $0.6 million) resulting from the write-off of the associated unamortized financing costs. At December 31, 2000, the interest rate on the 1999 Term Loan and the 1999 Revolver was 8.38% and 8.80%, respectively.

SENIOR NOTES. In December 2001, Aviall Services issued $80.0 million of senior unsecured notes (the "Senior Notes"), and agreed to seek stockholder approval for the issuance of 1,750,000 shares of the Company's common stock, par value $0.01 per share (subject to adjustment for antidilution events) (the "Lender Common Stock") to be issued to the holders of the Senior Notes (the "Lenders") upon exercise of warrants. Initially, the Senior Notes included an interest rate of 17.0% per annum, paid quarterly.

     On March 15, 2002, the Company's stockholders approved the issuance of the warrants exercisable for the Lender Common Stock and the issuance of the Lender Common Stock upon exercise of the warrants. As a result, the interest rate on the Senior Notes was reduced from 17.0% per annum to 14.0% per annum, retroactive to December 21, 2001. Additionally, the optional redemption price on the outstanding principal balance of the Senior Notes decreased from 125% to 106% prior to December 21, 2002, from 124% to 104% prior to December 21, 2003, from 123% to 102% prior to December 21, 2004, and from 122% to 100% thereafter (see Note 19).

     The Senior Notes mature on December 21, 2007 and contain various covenants, including financial covenants and limitations on debt, dividends and capital expenditures.

CAPITAL LEASE OBLIGATIONS. In 2001, the Company entered into a number of capital lease obligations to finance certain of its capital expenditures for computer hardware and software. These leases have terms ranging from three to five years with interest rates ranging primarily from 9.00% to 15.53%. Each lease is secured by the hardware and software financed.

OTHER DEBT. At December 31, 2001 and 2000, other debt consisted of a revolving credit facility with a Canadian bank and various other notes, with interest rates ranging from 2.45% to 7.24%. The purpose of the revolving credit facility is to balance the Canadian dollar-denominated net assets of the Company's Canadian subsidiary. The Can $6.0 million credit facility renews yearly in late April and had an outstanding balance of U.S. $1.2 million at December 31, 2001.

     Debt maturities for the years subsequent to December 31, 2001 are as follows (in thousands):

                  Years Ending December 31,
                  -------------------------
                  2002                             $ 111,297
                  2003                                 2,870
                  2004                                 2,808
                  2005                                   787
                  2006                                   656
                  Thereafter                          82,436
                                                   ---------
                                                   $ 200,854
                                                   ---------

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS

     The Company periodically enters into interest rate swap agreements as a means to hedge its interest rate exposure on debt instruments. In addition, the 1999 Credit Facilities required the Company to enter into a hedging arrangement to convert the 1999 Term Loan's floating interest rate to a fixed rate. The 2001 Revolver does not require the Company to enter into interest rate hedging agreements for any portion of the outstanding debt balance. At December 31, 2001, the Company did not have any interest rate swaps outstanding.

     At December 31, 2000, the Company had two interest rate swaps outstanding with an aggregate notional amount of $34.0 million. The swaps effectively converted the Company's floating-rate 1999 Term Loan to fixed-rate debt through March 31, 2002. Under terms of the agreements, the Company paid fixed interest rates of 6.87% and 7.02%, respectively, and received floating rates based on LIBOR.

     The Company adopted the provisions of SFAS 133 on January 1, 2001. Upon adoption of SFAS 133, the Company recorded the interest rate swaps at fair value, which was a liability of $0.4 million, with offsets to Comprehensive Income in the equity section of the consolidated balance sheet. During 2001, the Company recorded an additional $0.2 million liability as an adjustment to the fair value of its interest rate swap agreements. Additionally, the Company undertook an evaluation of the effectiveness of its interest rate swap agreements and determined that no material ineffectiveness existed during 2001. In conjunction with the repayment of debt outstanding under the 1999 Credit Facilities, the Company recorded an unusual item of $0.4 million resulting from the early termination of the interest rate swap agreements in December 2001.

NOTE 11 - INCOME TAXES Net earnings were taxed as follows:

(In Thousands)                          2001       2000       1999
                                      --------   --------   --------
Domestic                              $  3,074     18,371     14,708
Foreign                                  2,342      1,355      2,584
                                      --------   --------   --------
Net earnings                          $  5,416     19,726     17,292
                                      ========   ========   ========

     The total provision for income taxes consisted of the following components:

(In Thousands)                          2001       2000       1999
                                      --------   --------   --------
Current tax expense:
   U.S. federal                       $    403        150        269
   U.S. state                              464        761        554
   Foreign                                 702        931      1,417
                                      --------   --------   --------
                                         1,569      1,842      2,240
                                      --------   --------   --------
Deferred tax expense (benefit):
   U.S. federal                          1,060      6,206      5,434
   Foreign                                  28         50        (85)
                                      --------   --------   --------
                                         1,088      6,256      5,349
                                      --------   --------   --------
Provision for income taxes            $  2,657      8,098      7,589
                                      ========   ========   ========

     Income taxes were allocated as follows:

(In Thousands)                          2001        2000       1999
                                      --------    --------   --------
Continuing operations                 $  3,046       7,526      4,949
Discontinued operations                    193         572      2,640
Extraordinary item                        (582)         --         --
                                      --------    --------   --------
Total income taxes                    $  2,657       8,098      7,589
                                      ========    ========   ========


     A reconciliation of the U.S. federal statutory tax rate with the effective tax rate follows:

(Dollars in Thousands)                                         2001                2000               1999
                                                        -----------------    ----------------    ----------------
                                                        Amount       %       Amount      %       Amount      %
                                                        -------    ------    -------   ------    -------   ------
Provision at the statutory rate                         $ 1,896      35.0      6,904     35.0      6,052     35.0
Foreign taxes in excess of statutory rate                   694      12.8        203      1.0        (10)      --
Amortization of goodwill                                    671      12.4        671      3.4        765      4.4
State income taxes, net of federal income tax benefit        (4)       --        158      0.8        280      1.6
Valuation allowance                                        (567)    (10.6)       146      0.7        496      2.9
Miscellaneous items, net                                    (33)     (0.6)        16      0.1          6       --
                                                        -------    ------    -------   ------    -------   ------
                                                        $ 2,657      49.0      8,098     41.0      7,589     43.9
                                                        =======    ======    =======   ======    =======   ======

     The significant temporary differences that gave rise to deferred income taxes as of December 31 consisted of the following:

(In Thousands)                                     2001          2000
                                                ----------    ----------
Deferred income tax assets:
   Loss carryforwards and credits
     U.S. federal                               $   49,657        57,708
     U.S. state                                      5,074         8,044
     Foreign                                           743           945
   Compensation-related items                        5,559         5,217
   Inventory-related items                          11,009         5,062
   Environmental-related items                       4,656         5,329
   Property and equipment basis differences            560         1,143
   Accounts receivable allowances                    1,166           922
   Other items                                         519           178
                                                ----------    ----------
                                                    78,943        84,548
   Valuation allowance                              (6,837)      (10,017)
                                                ----------    ----------
Deferred income tax assets                          72,106        74,531
                                                ----------    ----------
Deferred income tax liabilities:
   Other items                                        (895)       (2,232)
                                                ----------    ----------
Deferred income tax liabilities                       (895)       (2,232)
                                                ----------    ----------
Net deferred income tax asset                   $   71,211        72,299
                                                ==========    ==========

     The Company periodically assesses the realizability of deferred tax assets and adjusts the related valuation allowance based on the amount of deferred tax assets that management believes is more likely than not to be realized. Management believes it may not generate sufficient future income in primarily state and foreign tax jurisdictions to utilize all net operating loss ("NOL") carryforwards before their expiration and, as a result, has retained a valuation allowance of $6.8 million. The valuation allowance decreased $3.2 million and $2.3 million in 2001 and 2000, respectively, primarily due to expiring state NOLs.

     The Company has an NOL carryforward for U.S. federal income tax purposes of approximately $137.3 million substantially expiring in 2009 through 2011. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of the NOL carryforward that could be utilized. During 2001, ownership shifts resulting in changes in the Company's ownership occurred, but these changes did not result in a limitation on the amount of the NOL carryforward that can be utilized.

     Deferred taxes have not been provided on temporary differences related to investments in foreign subsidiaries that are considered permanent in duration. These temporary differences consist primarily of undistributed foreign earnings of $9.4 million and $7.7 million at December 31, 2001 and 2000, respectively. These earnings could become subject to additional tax if such amounts are remitted as dividends to Aviall Services. It is not practicable to estimate the amount of additional tax that could be payable on these foreign earnings.

NOTE 12 - PENSION PLANS AND POSTRETIREMENT BENEFITS

PENSION PLANS. Substantially all domestic employees are covered by a defined benefit plan maintained by the Company (the "Aviall Pension Plan"). These employees were given credit under the Aviall Pension Plan for prior service in a plan maintained by a former parent company, which retained the pension fund assets and accumulated benefit obligation related to these participants. Until December 31, 2001, the Company maintained two other defined benefit pension plans. As of December 31, 2001, one of those plans was merged into the Aviall Pension Plan.

     The following table reflects the components of net pension expense for all defined benefit plans:

(In Thousands)                          2001        2000        1999
                                      --------    --------    --------
Service cost                          $  1,038         931       1,218
Interest cost                            3,151       2,997       2,928
Expected return on plan assets          (2,964)     (2,800)     (2,575)
Prior service cost amortization            101         101         101
Net (gain) loss recognition                (88)       (154)        194
                                      --------    --------    --------
Net pension expense                   $  1,238       1,075       1,866
                                      ========    ========    ========

     The following table reflects the reconciliations of the beginning and ending balances of the fair value of plan assets and benefit obligation and the funded status for all plans:

(In Thousands)                                              2001        2000
                                                          --------    --------
Fair value of plan assets at beginning of period          $ 41,695      41,739
Actual return on plan assets                                (1,284)      2,183
Contributions by the employer                                   35         312
Benefits paid                                               (2,243)     (2,120)
Expenses paid                                                 (549)       (419)
                                                          --------    --------
Fair value of plan assets at end of period                  37,654      41,695
                                                          --------    --------
Projected benefit obligation at beginning of period         41,585      39,988
Service cost                                                 1,038         931
Interest cost                                                3,151       2,997
Actuarial losses                                             3,532         208
Benefits paid                                               (2,243)     (2,120)
Expenses paid                                                 (549)       (419)
                                                          --------    --------
Projected benefit obligation at end of period               46,514      41,585
                                                          --------    --------
Funded status                                              (11,324)        111
Unrecognized net loss (gain)                                 4,497      (5,787)
Unamortized prior service cost                                 120         221
                                                          --------    --------
Accrued pension expense                                   $ (6,707)     (5,455)
                                                          ========    ========

     Plan assets are invested primarily in various mutual funds. Benefit obligations are reflected in other liabilities in the accompanying consolidated balance sheets.

     The following table sets forth the year-end actuarial assumptions used in the accounting for the plans:

                                                                       2001        2000        1999
                                                                     --------    --------    --------
Discount rate for determining projected benefit obligation               7.25%       7.75%       8.00%
Rate of increase in compensation levels                                  4.50%       4.50%       4.50%
Expected long-term rate of return on plan assets                         7.75%       7.75%       7.75%

POSTRETIREMENT BENEFITS. The Company maintains plans that provide certain retired employees with certain health care and life insurance benefits. In December 2000, the Board of Directors approved an amendment to the postretirement medical and life insurance reimbursement plans such that only employees who retired on or before December 31, 2000 will be eligible to participate in the plans. The amendment does not affect retirees currently eligible for and receiving benefits. As a result of the amendment, the Company recognized a curtailment gain of $0.7 million in 2000. Additionally, the Company will amortize the unrecognized net gain of $2.1 million at December 31, 2000 over the remaining life expectancy of eligible plan participants.

     The following tables reflect the components of net periodic postretirement benefit expense, the reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation and the funded status for all plans:

(In Thousands)                                       2001        2000        1999
                                                   --------    --------    --------
Service cost                                       $     --          50          68
Interest cost                                           157         229         245
Net amortization and deferral                          (118)       (238)       (119)
Curtailment gain                                         --        (710)         --
                                                   --------    --------    --------
Net periodic postretirement benefit expense        $     39        (669)        194
                                                   ========    ========    ========

 (In Thousands)                                                               2001        2000
                                                                            --------    --------
Accumulated postretirement benefit obligation at beginning of period        $  2,145       2,975
Service cost                                                                      --          50
Interest cost                                                                    157         229
Expected benefits paid (net of contributions)                                   (221)       (221)
Actuarial gains                                                                 (256)       (178)
Curtailment gain                                                                  --        (710)
                                                                            --------    --------
Accumulated postretirement benefit obligation at end of period                 1,825       2,145
                                                                            --------    --------
Funded status                                                                 (1,825)     (2,145)
Unrecognized net gains                                                        (1,694)     (2,079)
                                                                            --------    --------
Accrued unfunded postretirement benefit obligation                          $ (3,519)     (4,224)
                                                                            ========    ========

     The discount rate used for determining the accumulated postretirement benefit obligation was 7.25%, 7.75% and 8.00% in 2001, 2000 and 1999,
respectively. The accumulated postretirement benefit obligation is reflected in other liabilities in the accompanying consolidated balance sheets.

     The health care cost trend rate for 2001 was assumed to be 6.13%, decreasing gradually to a rate in 2007 of approximately 5.0%. Increasing and decreasing the assumed health care cost trend rates by one percentage point in each future year would not have an impact on either the accumulated postretirement benefit obligation as of December 31, 2001 or the 2001 net periodic postretirement benefit expense because Company contributions have reached the maximum allowed amount.

NOTE 13 - COMMON STOCK, WARRANTS, PREFERRED STOCK PURCHASE RIGHTS AND INCENTIVE PLANS

     COMMON STOCK. The Company is authorized to issue 80,000,000 shares of common stock, $.01 par value.

WARRANTS. In connection with the issuance of the Senior Notes, the Lenders were issued warrants to purchase the Lender Common Stock at an initial exercise price of $0.01 per share upon stockholder approval of the issuance of the Lender Common Stock, which approval was obtained on March 15, 2002. The terms of the warrants provide that if the conversion price of the Series D Senior Convertible Participating Preferred Stock, par value $0.01 per share ("Series D Preferred Stock"), is adjusted, the number of shares of common stock subject to purchase pursuant to the warrants will be adjusted proportionately. The warrants also contain antidilution protection tied to the conversion price of the Series D Preferred Stock. If the holders of the Series D Preferred Stock elect to waive the adjustment to the Series D Preferred Stock conversion price or if the adjustment is otherwise not given effect, the antidilution provisions in the warrants are deemed waived by the holders of the warrants.

     The holders of the warrants are also entitled to receive all dividends paid with respect to the common stock as if such holders had exercised the warrants for common stock prior to the dividend, unless such dividend would result in an adjustment to the number of shares of common stock for which the warrants are exercisable.

     The warrants expire on March 15, 2012.

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

     In connection with the sale of the Series B Senior Convertible Participating Preferred Stock, par value $0.01 per share (the "Series B Preferred Stock"), to certain affiliates of The Carlyle Group (the "Carlyle Investors"), the Company amended the Rights Plan to provide that the Rights Plan would not be triggered by the Carlyle Investors' acquisition of (i) the Series B Preferred Stock, (ii) the Series D Preferred Stock, (iii) any dividends on the Series D Preferred Stock paid in additional shares of Series D Preferred Stock or (iv) any shares of common stock issued upon conversion of the shares of Series D Preferred Stock or upon exercise of the warrant issued to the Carlyle Investors as a holder of a Senior Note. The amendment only exempts the Carlyle Investors from triggering the Rights Plan for so long as they are subject to a standstill agreement with the Company.

     In general, the Company also exempted from the provisions of the Rights Plan subsequent owners of the Series D Preferred Stock and the common stock issued upon conversion of the Series D Preferred Stock or upon exercise of the warrant issued to the Carlyle Investors, subject to certain restrictions. The Company also amended the Rights Plan to provide that in certain circumstances each outstanding share of Series D Preferred Stock would be issued a number of Rights under the Rights Plan equal to the number of shares of common stock issuable upon conversion of such share of Series D Preferred Stock.

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

STOCK PLANS. The Company's stock incentive plans (the "Incentive Plans") provide for grants of qualified and nonqualified stock options to key employees at a price not less than the fair market value of shares underlying such options at the date of grant. Options are for terms not exceeding ten years. Options granted under the Incentive Plans vest over periods of up to four years. The Incentive Plans also provide for grants of restricted stock, stock appreciation rights and performance units.

     The Company has also reserved 147,500 shares of common stock for issuance under its Directors Stock Plan (the "Directors Plan") of which 102,841 shares had been issued at December 31, 2001. Of the total issued, 11,264 shares, 20,818 shares and 8,245 shares of common stock were issued during 2001, 2000 and 1999, respectively, with fair values at date of issuance of $10.65 per share, $5.03 per share and $18.19 per share, respectively. Under the terms of this plan, each nonemployee director may make an election to receive shares of common stock in lieu of the annual cash retainer for services as a director. Shares of common stock received in lieu of the annual cash retainer vest six months after such shares are granted. In addition, grants of options to purchase up to 3,000 shares of common stock may be made to each nonemployee director under this plan each fiscal year. During 2001 and 2000, options to purchase 15,000 shares and 12,000 shares, respectively, of common stock, with a price on the date of grant of $10.65 per share and $5.03 per share, respectively, were granted under the Directors Plan.

     The following table summarizes the status of stock options granted under the Incentive Plans and Directors Plan:

                                                     2001                   2000                  1999
                                            ---------------------  ---------------------  ---------------------
                                                         Weighted               Weighted               Weighted
                                                          Average                Average                Average
                                                         Exercise               Exercise               Exercise
                                              Shares      Price      Shares      Price      Shares      Price
                                            ----------   --------  ----------   --------  ----------   --------
Outstanding at beginning of year             2,281,275   $  10.15   2,200,314   $  10.67   1,770,438   $ 12.07
Granted:
   Exercise price equals market price          661,000   $   6.29     392,000   $   8.31   1,070,000   $  9.25
Exercised                                       (1,000)  $   7.81     (41,250)  $   8.00     (56,327)  $  9.97
Expired or cancelled                           (28,841)  $   9.50    (269,789)  $  12.10    (583,797)  $ 12.38
                                            ----------             ----------             ----------
Outstanding at end of year                   2,912,434   $   9.28   2,281,275   $  10.15   2,200,314   $ 10.67
                                            ==========             ==========             ==========

Exercisable at end of year                   1,702,449              1,237,603              1,079,155
                                            ==========             ==========             ==========

Available for grant at end of year             901,659              1,096,500                552,500
                                            ==========             ==========             ==========

     The following table summarizes information about stock options outstanding under the Incentive Plans and Directors Plan at December 31, 2001:

                    Options Outstanding                               Options Exercisable
----------------------------------------------------------------  -----------------------------
                                      Weighted      Weighted                        Weighted
                        Number        Average        Average         Number          Average
     Range of         Outstanding    Remaining      Exercise       Exercisable      Exercise
  Exercise Prices     at 12/31/01   Life (Years)      Price        at 12/31/01       Price
-------------------  -------------- ------------- --------------  -------------- --------------
$  5.03 to $  6.65       704,000         9.0         $  6.10           28,667        $ 5.12
$  6.66 to $  8.31       675,867         7.1         $  7.48          469,200        $ 7.51
$  8.32 to $  9.98       448,000         7.0         $  9.20          249,349        $ 9.41
$  9.99 to $ 11.64       602,000         6.4         $ 11.00          472,666        $11.00
$ 11.65 to $ 13.30        71,832         1.7         $ 12.61           71,832        $12.61
$ 13.31 to $ 14.78       410,735         4.3         $14.66           410,735        $14.66
                     -----------                                  -----------
                       2,912,434         6.9         $  9.28        1,702,449        $10.66
                     -----------                                  -----------

     The Company applies APB 25 in accounting for compensation cost associated with the Incentive Plans. If compensation cost had been determined consistent with SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts below:

                                                 2001               2000                1999
                                          -----------------   -----------------   -----------------
(In Thousands, Except Per Share Data)      Basic    Diluted    Basic    Diluted    Basic    Diluted
                                          -------   -------   -------   -------   -------   -------
Net earnings:
  As reported                             $ 2,759     2,759    11,628    11,628     9,703     9,703
  Pro forma                               $ 1,597     1,597    10,170    10,170     8,506     8,506

Net earnings per share:
  As reported                             $  0.14      0.14      0.64      0.64      0.53      0.53
  Pro forma                               $  0.09      0.09      0.56      0.55      0.47      0.46

     During 2001, 2000 and 1999, options were granted at exercise prices equal to the market price of the Company's common stock on the date of grant. The weighted average fair value of options granted was $3.28 per option in 2001, $4.16 per option in 2000 and $4.75 per option in 1999. In accordance with SFAS 123, the fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                  2001        2000        1999
                                                --------    --------    --------
                Risk-free interest rate             5.06%       6.51%       5.70%
                Expected life (years)                6.1         6.0         7.3
                Expected volatility                47.02%      40.82%      38.75%
                Expected dividend yield               --          --          --

     During 2001 and 2000, 118,105 shares and 108,638 shares, respectively, of restricted stock with a stock price on the date of grant of $7.10 per share and $6.19 per share, respectively, were awarded under the Incentive Plans. There were no awards of restricted stock under the Incentive Plans during 1999. The restricted stock vests three years from the date of grant. All restricted stock carries full dividend rights. Recipients of restricted stock awards granted under the 1998 Incentive Plan have full voting rights. Recipients of grants of restricted stock made under the Company's 1993 Incentive Plan are not entitled to vote the shares until the awards have vested. Unearned compensation is charged to shareholders' equity based on the market value of the Company's common stock at the date of the award. Compensation expense of $0.4 million, $0.4 million and $0.1 million was recognized in 2001, 2000 and 1999, respectively, related to restricted stock awards.

NOTE 14 - PREFERRED STOCK

     Under the terms of the Company's certificate of incorporation, the Board of Directors is authorized, subject to legal limitations but without stockholder approval, to issue shares of preferred stock in one or more series with terms fixed by the Board of Directors.

SERIES A PREFERRED STOCK. The Company is authorized to issue 800,000 shares of Series A Junior Participating Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"). At December 31, 2001, no shares of Series A Preferred Stock had been issued.

SERIES B PREFERRED STOCK. On December 21, 2001, the Company issued 45,000 shares of Series B Preferred Stock to the Carlyle Investors in exchange for $45.0 million, and thereafter issued an additional 110 shares of Series B Preferred Stock as a payable-in-kind dividend on the outstanding shares of Series B Preferred Stock. The shares of Series B Preferred Stock automatically converted into shares of Series D Preferred Stock when the Company's stockholders approved the terms and issuance of the Series D Preferred Stock on March 15, 2002.

     Cumulative annual dividends were payable on the Series B Preferred Stock at a rate of 9.0% in cash (if permitted) or in additional shares of Series B Preferred Stock, subject to increase in certain circumstances. Each share of Series B Preferred Stock was also convertible prior to March 31, 2002 into (i) shares of common stock at the conversion price (initially $12.17 per share) and
(ii) one share of the Series C Senior Participating Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock").

     Holders of Series B Preferred Stock were also entitled to (i) vote on an as-converted basis with the holders of common stock upon all matters voted upon by the holders of common stock and elect two representatives to serve on the Company's Board of Directors commencing December 21, 2001 and (ii) receive all dividends paid with respect to the Company's common stock on an as-converted basis.

     No shares of Series B Preferred Stock remain outstanding as a result of the stockholder approval of the terms and issuance of the Series D Preferred Stock. The Company has terminated the Certificate of Designations of the Series B Preferred Stock and all authorized and issued shares of Series B Preferred Stock have reverted to undesignated shares of the Company's preferred stock (see Note
19).

SERIES C PREFERRED STOCK. At December 21, 2001, the Company was authorized to issue 500,000 shares of Series C Preferred Stock. At December 31, 2001, no shares of Series C Preferred Stock had been issued. Because the Series C Preferred Stock was only issuable pursuant to the terms of the Series B Preferred Stock, the Company has terminated the Certificate of Designations of the Series C Preferred Stock and all authorized shares of Series C Preferred Stock have reverted to undesignated shares of the Company's preferred stock (see
Note 19).

SERIES D PREFERRED STOCK. On March 15, 2002, each then-outstanding share of Series B Preferred Stock automatically converted into one share of Series D Preferred Stock, resulting in the issuance of 45,110 shares of Series D Preferred Stock with a liquidation preference of $1,000 per share. The Company is authorized to issue up to 160,000 shares of Series D Preferred Stock.

     Dividends are payable on the Series D Preferred Stock on a cumulative basis at an annual rate of 9.0%. The dividend rate is subject to increase by 2.0% per annum upon the occurrence of certain events of default. Dividends paid on or prior to December 31, 2005 are payable in additional shares of Series D Preferred Stock, and thereafter in cash (if permitted). Holders of Series D Preferred Stock are also entitled to receive all dividends paid with respect to the Company's common stock on an as-converted basis.

     At any time before June 21, 2008, shares of Series D Preferred Stock may be converted by the holders thereof into shares of common stock at an initial conversion price of $5.80 per share (subject to antidilution adjustments, including if shares of common stock are issued at a price less than the then-effective conversion price). Unless otherwise extended, the Company is required to redeem all outstanding shares of Series D Preferred Stock on June 21, 2008 at the liquidation preference of $1,000 per share. Holders of Series D Preferred Stock are entitled to vote on an as-converted basis with the holders of common stock upon all matters voted upon by holders of common stock and, in certain circumstances, are also entitled to a class vote. Holders of Series D Preferred Stock also have the right to elect two directors to the Company's Board of Directors, and they may be entitled to elect additional directors upon the occurrence of certain specified events. The directors elected by the holders of the Series B Preferred Stock continue to serve as directors appointed by the Series D Preferred Stock. In the event of a change in control of the Company, holders of Series D Preferred Stock have the right to require the Company to purchase outstanding shares of Series D Preferred Stock for cash. Holders of Series D Preferred Stock are also entitled to certain registration rights with respect to shares of Series D Preferred Stock or shares of common stock issued upon conversion thereof.

NOTE 15 - EARNINGS PER SHARE

     A reconciliation of the numerator and denominator of the basic and diluted EPS calculations for income from continuing operations follows:

                                                    2001                     2000                    1999
                                           -----------------------   ----------------------   ----------------------
                                                         Average                  Average                  Average
(In Thousands, Except Share Data)           Income       Shares       Income      Shares       Income      Shares
                                           --------    -----------   --------   -----------   --------   -----------
Income from continuing operations          $  3,463                    10,566                    5,115
Less:  preferred stock dividends               (113)                       --                       --
                                           --------    -----------   --------   -----------   --------   -----------
Income from continuing operations
   available for distribution                 3,350                    10,566                    5,115
Less:  allocation of undistributed
   earnings to participating
   preferred stockholders                       (19)                       --                       --
                                           --------    -----------   --------   -----------   --------   -----------
Basic                                         3,331     18,380,975     10,566    18,313,401      5,115    18,222,526
Add:  allocation of undistributed
   earnings to participating
   preferred stockholders                        19                        --                      --
Effect of dilutive securities:
   Stock options                                 --        132,011         --         2,051         --       195,926
   Restricted stock rights                       --        103,281         --        21,709         --        55,586
   Convertible preferred stock                  113        102,712         --            --         --            --
                                           --------    -----------   --------   -----------   --------   -----------
Diluted                                    $  3,463     18,718,979     10,566    18,337,161      5,115    18,474,038
                                           ========    ===========   ========   ===========   ========   ===========

     Diluted earnings per share is antidilutive in 2001; therefore, diluted earnings per share for 2001 is presented equal to basic earnings per share.

     Options to purchase 1,632,757 shares of common stock in 2001, 2,270,228 shares of common stock in 2000 and 579,567 shares of common stock in 1999 at exercise prices ranging from $8.13 to $14.78 in 2001, $7.31 to $14.78 in 2000 and $12.75 to $16.00 in 1999 were outstanding at December 31, 2001, 2000 and 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock.

NOTE 16 - ENVIRONMENTAL MATTERS

OVERVIEW. Aviall Services' business includes parts repair operations that require the use, storage and disposal of certain chemicals in small quantities. These chemicals are regulated under various federal, state, local and foreign environmental protection laws, which require the Company to eliminate or mitigate the impact of these substances on the environment. In response to these requirements, the Company has upgraded facilities and implemented programs to detect and minimize contamination. Due to the small quantities of chemicals used and the current programs in place, the Company does not anticipate any material environmental liabilities or significant capital expenditures will be incurred in the future related to these operations to comply or remain in compliance with existing environmental regulations. Additionally, some of the products, such as chemicals, oxygen generators, oxygen bottles and life rafts, that Aviall Services sells to its customers contain hazardous materials that are subject to Federal Aviation Administration ("FAA") regulations and various federal, state, local and foreign environmental protections laws. If Aviall Services ships such products by air, it shares responsibility with the air carrier for compliance with these FAA regulations and is primarily responsible for the proper packaging and labeling of these items. If Aviall Services mislabels or otherwise improperly ships hazardous materials, it may be liable for damage to the aircraft and other property, as well as substantial monetary penalties. Any of these events could have a material adverse effect on the Company's financial condition or results of operations. The FAA actively monitors the shipment of hazardous materials.

     Certain of the Company's previously owned businesses used certain chemicals classified by various federal, state, local and foreign agencies as hazardous substances. The Company retains environmental liabilities related to these businesses for the period prior to their sale. The Company is involved in various stages of investigation, cleanup, maintenance and closure to comply with state, federal and foreign regulations at certain of these locations. The primary locations are Dallas (Forest Park), Texas; Dallas (Love Field), Texas; Irving (Carter Field), Texas; McAllen, Texas; and Prestwick, Scotland.

PREVIOUSLY OWNED PROPERTIES. The Company has completed required remediation on soil and ground water issues and received state agency closure letters requiring no further action for the Carter Field and McAllen locations. In 2001, the Company received a closure report granting remediation to occur through natural attenuation for soil and ground water issues for the Prestwick, Scotland site. For the former Forest Park facility, an amended closure letter from the responsible state agency was received in February 2001. Corrective measures approved by the responsible state agency are being conducted at this site. In addition, a Conceptual Exposure Assessment Model for the Love Field location has been submitted by the Company to the responsible state agency for approval. The Company expects to receive a closure letter with continuing care for this site from the state agency in 2002. Based on current information, the Company believes existing environmental financial reserves for these previously owned properties are sufficient. In addition, the Company is in litigation with a previous owner of certain of these locations as to their potential shared liability associated with the cleanup of these sites. Due to the uncertainty of recoverability of this claim, the Company has not recorded a receivable. All other insurance claims for these properties have been settled.

THIRD-PARTY SITES AND OTHER MATTERS. The Company has been named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and the Superfund Amendments and Reauthorization Act at five third-party disposal sites to which wastes were allegedly sent by the previous owner of assets used in the Company's discontinued engine services operations. The Company did not use these identified disposal sites. Accordingly, the previous owner has retained, and has been discharging, all liability associated with the cleanup of these sites pursuant to the sales agreement. Although the Company could be potentially liable in the event of nonperformance by the previous owner, it does not currently anticipate nonperformance. Based on this information, the Company has not accrued for any costs associated with these third-party sites. The Company has been named a potentially responsible party for certain hazardous waste cleanup at Miami International Airport. The Company has preliminarily investigated its responsibilities utilizing a local engineering firm in the Miami area. Based on the investigation to date, the Company believes its exposure for remediation costs, if any, will not be material. Local authorities are currently researching and negotiating with potentially responsible parties. All probable costs are estimated and accrued in environmental reserves.

ACCOUNTING AND REPORTING. At December 31, 2001 and 2000, accrued environmental liabilities were $12.4 million and $13.8 million, respectively. No environmental expense was recorded in 2001, 2000 or 1999. The ultimate cost of the Company's environmental liabilities has been estimated, including exit costs related to previously owned businesses. Based on information presently available and programs to detect and minimize contamination, the Company believes that the ultimate disposition of pending environmental matters related to its discontinued businesses will not have a material adverse effect on its results of operations, cash flows or financial condition. However, certain environmental matters could be material to the Company's cash flows during any one year.

     The Company's reserves for environmental liabilities are estimates. We do not expect the estimated environmental remediation expense to be recorded with respect to the ongoing business to be material in the foreseeable future based on the nature of the activities presently conducted.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

     The Company enters into capital and operating leases primarily for its parts distribution facilities, software and hardware under varying terms and conditions. Rent expense for operating leases included in earnings from continuing operations was $10.4 million, $8.4 million and $6.1 million in 2001, 2000 and 1999, respectively, and was offset by no sublease income in 2001 and $0.2 million and $0.4 million of sublease income in 2000 and 1999, respectively.

     Future minimum lease payments under scheduled capital and operating leases with initial or remaining noncancellable terms of one year or more at the end of 2001 are as follows (in thousands):

                                                        Capital       Operating
Years Ending December 31,                                Leases         Leases
                                                        --------      ---------
2002                                                    $  3,615          7,858
2003                                                       3,476          6,455
2004                                                       3,174          4,109
2005                                                         905          2,782
2006                                                         685          2,217
Thereafter                                                    --         11,427
                                                        --------      ---------
Total minimum lease payments                            $ 11,855         34,848
                                                                      =========
Amount representing interest                              (2,423)
                                                        --------
Obligations under capital leases                           9,432
Obligations due within one year                           (2,350)
                                                        --------
Long-term obligations under capital leases              $  7,082
                                                        ========

     The Company purchases a significant portion of its product from Rolls-Royce pursuant to two distribution contracts. The Company has a specific purchase commitment pursuant to the Rolls-Royce Model T56 agreement of $232.7 million in 2002 and $108.5 million in 2003.

     In addition to the environmental-related matters discussed in Note 16, the Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business. Based on information presently available, management believes that the ultimate disposition of these other matters will not have a material adverse effect on the Company's results of operations, cash flows or financial condition.

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

NOTE 18 - SEGMENTS AND RELATED INFORMATION

     The Company has two reportable operating segments: new aviation parts distribution and online inventory information services. This results from differences in the nature of the products and services sold and the related distribution methods. The Company distributes, through Aviall Services, new aviation parts to the commercial, general aviation and military markets. It provides a link between parts manufacturers, sellers and buyers by purchasing parts for its own account and reselling such parts. In addition, the Company, through ILS, is a provider of traditional dial-up and web-based inventory information services to the aviation, marine and U.S. government procurement markets. Suppliers of parts, equipment and services list their inventory and capabilities on the ILS system for access by buyers, and ILS charges a subscription fee to access or list data. Aviall's reportable segments are managed separately due to current marketing strategies.

     The accounting policies of the reportable segments are the same as those described in Note 2 - Summary of Significant Accounting Policies. Segment profit reflects operating income excluding unusual items and corporate charges. Corporate includes treasury, general accounting, human resources, legal and office of the president. Corporate expenses, corporate assets, unusual items and interest expense are not allocated to segments. The deferred tax asset, due primarily to losses from the sales of businesses, is shown separately.

     The following tables present information by operating segment (in thousands):

Net Sales                                2001         2000         1999
                                      ----------   ----------   ----------
Aviall Services                       $  479,673      457,931      342,008
ILS                                       26,487       27,989       29,893
                                      ----------   ----------   ----------
Total net sales                       $  506,160      485,920      371,901
                                      ==========   ==========   ==========

     Net sales for 1999 have been restated as a result of the implementation of EITF 00-10 in 2000.

Profit                                                       2001          2000          1999
                                                          ----------    ----------    ----------
Aviall Services                                           $   24,229        21,483         8,750
ILS                                                           10,310        12,636        16,720
                                                          ----------    ----------    ----------
   Reportable segment profit                                  34,539        34,119        25,470
Unusual items                                                 (9,787)           --        (6,029)
Corporate                                                     (7,952)       (7,620)       (6,032)
Interest expense                                             (10,291)       (8,407)       (3,345)
                                                          ----------    ----------    ----------
Earnings from continuing operations before income taxes   $    6,509        18,092        10,064
                                                          ==========    ==========    ==========

Depreciation and Amortization                           2001       2000       1999
                                                      --------   --------   --------
Aviall Services                                       $  8,918      7,561      5,706
ILS                                                      1,672        822        582
                                                      --------   --------   --------
   Reportable segment depreciation and amortization     10,590      8,383      6,288
Corporate                                                   65        170        222
Debt issue cost included in interest expense               975        679        265
                                                      --------   --------   --------
Total depreciation and amortization                   $ 11,630      9,232      6,775
                                                      ========   ========   ========

Assets                                  2001       2000       1999
                                      --------   --------   --------
Aviall Services                       $442,636    309,826    252,162
ILS                                     19,297     11,624      7,773
                                      --------   --------   --------
   Reportable segment assets           461,933    321,450    259,935
Corporate                                   85      1,702      2,150
Deferred tax asset                      71,211     72,299     78,555
                                      --------   --------   --------
Total assets                          $533,229    395,451    340,640
                                      ========   ========   ========


Long-Lived Asset Additions                             2001       2000       1999
                                                     --------   --------   --------
Aviall Services                                      $ 36,879     11,662     20,426
ILS                                                     9,159      4,908        808
                                                     --------   --------   --------
   Reportable segment long-lived asset additions       46,038     16,570     21,234
Corporate                                                  29         36         22
                                                     --------   --------   --------
Total long-lived asset additions                     $ 46,067     16,606     21,256
                                                     ========   ========   ========


     Net sales for 1999 have been restated as a result of the implementation of EITF 00-10 in 2000. The following table presents net sales by geographic area based on sales destination (in thousands):

Net Sales                               2001       2000       1999
                                      --------   --------   --------
United States                         $344,473    333,093    265,805
Foreign countries                      161,687    152,827    106,096
                                      --------   --------   --------
Total net sales                       $506,160    485,920    371,901
                                      ========   ========   ========


     The following table presents long-lived assets by physical location (in thousands):

Long-Lived Assets                       2001       2000       1999
                                      --------   --------   --------
United States                         $122,496     88,839     81,046
Foreign countries                        2,310      2,456      2,493
                                      --------   --------   --------
Total long-lived assets               $124,806     91,295     83,539
                                      ========   ========   ========


     The Company did not derive 10% or more of its total net sales from any individual customer in 2001, 2000 or 1999.

NOTE 19 - SUBSEQUENT EVENTS

     On March 15, 2002, the Company's stockholders approved the terms and issuance of the Series D Preferred Stock, upon which the Series B Preferred Stock was automatically converted into Series D Preferred Stock (see Note 14). Upon conversion of the Series B Preferred Stock, the Company recorded a $20.5 million deemed dividend reflecting the difference between the closing market rate of the common stock on the New York Stock Exchange on March 15, 2002 and the $5.80 conversion price of the Series D Preferred Stock negotiated in December 2001.

     No shares of Series B Preferred Stock remain outstanding. The Company has terminated the Certificate of Designations of the Series B Preferred Stock and all authorized and unissued shares of Series B Preferred Stock have reverted to undesignated shares of the Company's preferred stock. Since the Series C Preferred Stock was only issuable pursuant to the terms of the Series B Preferred Stock, no shares of Series C Preferred Stock were ever issued and the Company has terminated the Certificate of Designations of the Series C Preferred Stock. All authorized shares of Series C Preferred Stock have reverted to undesignated shares of the Company's preferred stock.

     On March 15, 2002, the Company's stockholders also approved the issuance of warrants to the Lenders entitling them to purchase the Lender Common Stock at a purchase price of $0.01 per share (see Note 9 and Note 13). The Company will value the warrants using an option pricing model and will record them as a discount to the Senior Notes. In addition, as a result of such stockholder approval, the interest rate on the Senior Notes was decreased from 17.0% to 14.0% retroactive to the date of issuance of the Senior Notes and the optional redemption price was decreased (see Note 9).

NOTE 20 - QUARTERLY RESULTS OF OPERATIONS

     The following is a summary of the unaudited quarterly results of operations for 2001 and 2000 (in thousands, except share data).

                                                        First          Second           Third          Fourth
2001 (Unaudited)                                       Quarter         Quarter         Quarter         Quarter
                                                    -------------   -------------   -------------   -------------
Net sales                                           $     130,022         134,266         127,816         114,056
Cost of sales                                             100,548         103,462          98,106          87,350
                                                    -------------   -------------   -------------   -------------
Gross profit                                               29,474          30,804          29,710          26,706
Operating and other expenses:
   Selling and administrative expenses                     22,675          22,113          22,174          23,145
   Unusual items                                               --              --             926           8,861
   Interest expense                                         2,296           2,565           2,647           2,783
                                                    -------------   -------------   -------------   -------------
Earnings (loss) from continuing operations before
   income taxes                                             4,503           6,126           3,963          (8,083)
Provision (benefit) for income taxes                        1,801           2,557           1,857          (3,169)
                                                    -------------   -------------   -------------   -------------
Earnings (loss) from continuing operations                  2,702           3,569           2,106          (4,914)
Earnings from discontinued operations                          --              --             244              78
                                                    -------------   -------------   -------------   -------------
Earnings (loss) before extraordinary item                      --              --              --          (4,836)
Extraordinary item                                             --              --              --           1,026
                                                    -------------   -------------   -------------   -------------
Net earnings (loss)                                 $       2,702           3,569           2,350          (5,862)
                                                    =============   =============   =============   =============

Basic net earnings (loss) per share:
   Earnings (loss) from continuing operations       $        0.15            0.19            0.11           (0.27)
   Earnings from discontinued operations                       --              --            0.01            0.01
   Extraordinary item                                          --              --              --           (0.06)
                                                    -------------   -------------   -------------   -------------
   Net earnings (loss)                              $        0.15            0.19            0.12           (0.32)
                                                    =============   =============   =============   =============

Weighted average common shares                         18,461,527      18,483,726      18,495,281      18,387,352
                                                    =============   =============   =============   =============

Diluted net earnings (loss) per share:
   Earnings (loss) from continuing operations       $        0.15            0.19            0.11           (0.27)
   Earnings from discontinued operations                       --              --            0.01            0.01
   Extraordinary item                                          --              --              --           (0.06)
                                                    -------------   -------------   -------------   -------------
   Net earnings (loss)                              $        0.15            0.19            0.12           (0.32)
                                                    =============   =============   =============   =============
Weighted average common and dilutive potential
   common shares                                       18,493,638      18,713,855      18,757,428      18,910,495
                                                    =============   =============   =============   =============
Common stock price range per share                  $4.88 to 8.08   6.60 to 11.25   6.05 to 11.05    4.52 to 8.05
                                                    =============   =============   =============   =============
Common stock trading volume, number of shares           4,507,300       7,550,800       4,873,200       8,017,600
                                                    =============   =============   =============   =============

                                                     First          Second           Third          Fourth
2000 (Unaudited)                                    Quarter         Quarter         Quarter         Quarter
                                                 -------------   -------------   -------------   -------------
Net sales                                        $     114,905         121,660         124,553         124,802
Cost of sales                                           87,640          93,643          97,027          96,346
                                                 -------------   -------------   -------------   -------------
Gross profit                                            27,265          28,017          27,526          28,456
Operating and other expenses:
   Selling and administrative expenses                  21,355          21,215          21,109          21,086
   Interest expense                                      2,101           2,206           2,096           2,004
                                                 -------------   -------------   -------------   -------------
Earnings from continuing operations before
   income taxes                                          3,809           4,596           4,321           5,366
Provision for income taxes                               1,626           2,072           1,596           2,232
                                                 -------------   -------------   -------------   -------------
Earnings from continuing operations                      2,183           2,524           2,725           3,134
Earnings from discontinued operations                       --             143              --             919
                                                 -------------   -------------   -------------   -------------
Net earnings                                     $       2,183           2,667           2,725           4,053
                                                 =============   =============   =============   =============

Basic net earnings per share:
   Earnings from continuing operations           $        0.12            0.14            0.15            0.17
   Earnings from discontinued operations                    --            0.01              --            0.05
                                                 -------------   -------------   -------------   -------------
   Net earnings                                  $        0.12            0.15            0.15            0.22
                                                 =============   =============   =============   =============

Weighted average common shares                      18,276,474      18,311,844      18,332,209      18,332,662
                                                 =============   =============   =============   =============

Diluted net earnings per share:
   Earnings from continuing operations           $        0.12            0.14            0.15            0.17
   Earnings from discontinued operations                    --            0.01              --            0.05
                                                 -------------   -------------   -------------   -------------
   Net earnings                                  $        0.12            0.15            0.15            0.22
                                                 =============   =============   =============   =============

Weighted average common and dilutive potential
   common shares                                    18,341,995      18,331,984      18,337,171      18,337,078
                                                 =============   =============   =============   =============

Common stock price range per share               $7.38 to 9.69    4.38 to 8.69    4.81 to 7.25    4.50 to 6.44
                                                 =============   =============   =============   =============

Common stock trading volume, number of shares        7,949,600       6,471,800       4,762,400       3,506,000
                                                 =============   =============   =============   =============

                                                                     SCHEDULE II

                                  AVIALL, INC.
                               VALUATION ACCOUNTS
                             (DOLLARS IN THOUSANDS)


                                   Balance at     Charged                                   Balance
                                   Beginning     to Costs                                   at End
                                    of Year     and Expense    Other       Deductions       of Year
                                   ----------   -----------   -------      ----------       -------
Year ended December 31, 2001:
   Accounts receivable allowance   $    2,716         2,025        61(a)       (1,237)(b)     3,565
   Inventory reserves              $    4,658         2,336     3,666(d)       (4,155)(c)     6,505
                                   ==========   ===========   =======      ==========       =======
Year ended December 31, 2000:
   Accounts receivable allowance   $    4,155         1,048       195(a)       (2,682)(b)     2,716
   Inventory reserves              $    6,729         2,532     1,591(d)       (6,194)(c)     4,658
                                   ==========   ===========   =======      ==========       =======
Year ended December 31, 1999:
   Accounts receivable allowance   $    3,275         1,481       101(a)         (702)(b)     4,155
   Inventory reserves              $    3,208         3,987        --            (466)(c)     6,729
                                   ==========   ===========   =======      ==========       =======

(a)  Collection of accounts receivable previously written-off

(b)  Write-off of doubtful accounts

(c)  Write-off of shrinkage and  excess and obsolete inventories

(d)  Reserves for inventory acquired under distribution agreements

                               INDEX TO EXHIBITS

      EXHIBIT
         NO.                                DESCRIPTION
      --------    --------------------------------------------------------------
         3.1      Restated Certificate of Incorporation of Aviall, Inc. (Exhibit
                  3.1 to Aviall, Inc.'s Annual Report on Form 10-K for the
                  fiscal year ended December 31, 1993 (the "1993 Form 10-K") and incorporated herein by reference)

         3.2      Amended and Restated By-Laws of Aviall, Inc. (Exhibit 3.1 to
                  Aviall, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (the "March 31, 1999 Form 10-Q") and incorporated herein by reference)

         4.1*     Amended and Restated Certificate of Designations of Series D
                  Senior Convertible Participating Preferred Stock, par value
                  $0.01 per share, of Aviall, Inc., filed as of February 7, 2002

         4.2      Form of Common Stock Certificate of Aviall, Inc. (Exhibit 4 to
                  Aviall, Inc.'s Registration Statement on Form 10, as amended
                  (Commission File No. 1-12380) and incorporated herein by reference)

         4.3*     Form of Series D Senior Convertible Participating Preferred
                  Stock Certificate of Aviall, Inc.

         4.4 Rights Agreement, dated as of December 7, 1993, by and between Aviall, Inc. and The First National Bank of Boston (Exhibit
                  10.7 to Aviall, Inc.'s 1993 Form 10-K and incorporated herein by reference)

      EXHIBIT
         NO.                                DESCRIPTION
      --------    --------------------------------------------------------------
         4.5      Amendment No. 1 to Rights Agreement, dated as of March 14,
                  2000, by and between Aviall, Inc. and BankBoston, N.A., a
                  national banking association (as successor to The First
                  National Bank of Boston) (Exhibit 4.3 to Aviall, Inc.'s Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1999 (the "1999 Form 10-K") and incorporated herein by
                  reference)

         4.6*     Amendment No. 2 to Rights Agreement, dated as of December 17,
                  2001, by and between Aviall, Inc. and EquiServe Trust Company,
                  N.A., a national banking association (as successor to The
                  First National Bank of Boston)

         4.7*     Amendment No. 3 to Rights Agreement, dated as of December 21,
                  2001, by and between Aviall, Inc. and EquiServe Trust Company,
                  N.A., a national banking association (as successor to The
                  First National Bank of Boston)

         4.8* Securities Purchase Agreement, dated as of December 17, 2001, by and between Aviall, Inc., Aviall Services, Inc., J. H.
                  Whitney Mezzanine Fund, L.P., Whitney Private Debt Fund, L.P.,
                  Whitney Limited Partner Holdings, LLC, Blackstone Mezzanine
                  Partners L.P., Blackstone Mezzanine Holdings L.P., Carlyle
                  High Yield Partners, L.P., Oak Hill Securities Fund, L.P., Oak
                  Hill Securities Fund II, L.P., Lerner Enterprises, L.P. and P
                  & PK Limited Partnership

         4.9* Form of Senior Promissory Note due December 21, 2007, entered into as of December 21, 2001, between Aviall Services, Inc.
                  and each of J. H. Whitney Mezzanine Fund, L.P., Whitney
                  Private Debt Fund, L.P., Whitney Limited Partner Holdings,
                  LLC, Blackstone Mezzanine Partners L.P., Blackstone Mezzanine
                  Holdings L.P., Carlyle High Yield Partners, L.P., Oak Hill
                  Securities Fund, L.P., Oak Hill Securities Fund II, L.P.,
                  Lerner Enterprises, L.P. and P & PK Limited Partnership

         4.10* Form of Warrant to purchase common stock of Aviall, Inc., entered into as of March 15, 2002, between Aviall, Inc. and each of J. H. Whitney Mezzanine Fund, L.P., Whitney Private
                  Debt Fund, L.P., Whitney Limited Partner Holdings, LLC,
                  Blackstone Mezzanine Partners L.P., Blackstone Mezzanine
                  Holdings L.P., Carlyle High Yield Partners, L.P., Oak Hill
                  Securities Fund, L.P., Oak Hill Securities Fund II, L.P.,
                  Lerner Enterprises, L.P. and P & PK Family Limited Partnership

         4.11* Amended and Restated Registration Rights Agreement, dated as of March 15, 2002, by and between Aviall, Inc., J. H. Whitney
                  Mezzanine Fund, L.P., Whitney Private Debt Fund, L.P., Whitney
                  Limited Partner Holdings, LLC, Blackstone Mezzanine Partners
                  L.P., Blackstone Mezzanine Holdings L.P., Carlyle High Yield
                  Partners, L.P., Oak Hill Securities Fund, L.P., Oak Hill
                  Securities Fund II, L.P., Lerner Enterprises, L.P. and P & PK
                  Family Limited Partnership

         4.12* Registration Rights Agreement, dated as of December 21, 2001, by and between Aviall, Inc., Carlyle Partners III, L.P. and CP
                  III Coinvestment, L.P.

         10.1+    Aviall, Inc. Stock Incentive Plan (Exhibit 10.1 to Aviall,
                  Inc.'s 1993 Form 10-K and incorporated herein by reference)

         10.2+ Amendment to Aviall, Inc. Stock Incentive Plan (Exhibit 10.3 to Aviall, Inc.'s March 31, 1999 Form 10-Q and incorporated herein by reference)

         10.3+    Aviall, Inc. 1998 Stock Incentive Plan (Exhibit 10.2 to
                  Aviall, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference)

         10.4+    Amendment to the Aviall, Inc. 1998 Stock Incentive Plan
                  (Exhibit 10.4 to Aviall, Inc.'s March 31, 1999 Form 10-Q and incorporated herein by reference)

         10.5*+ Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 28, 2000

         10.6*+ Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 7, 2001

       EXHIBIT
          NO.                                DESCRIPTION
       --------   --------------------------------------------------------------
         10.7*+   Amendment Number One to the Aviall, Inc. 1998 Stock Incentive
                  Plan, dated as of December 21, 2001

         10.8+    Aviall, Inc. Amended and Restated 1998 Directors Stock Plan
                  (Exhibit 10.3 to Aviall, Inc.'s Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)

         10.9     Distribution and Indemnity Agreement, by and between Aviall,
                  Inc. and Ryder, dated November 23, 1993 (Exhibit 10.3 to
                  Aviall, Inc.'s 1993 Form 10-K and incorporated herein by reference)

         10.10 Tax Sharing Agreement, by and between Aviall, Inc. and Ryder, dated November 23, 1993 (Exhibit 10.4 to Aviall, Inc.'s 1993
                  Form 10-K and incorporated herein by reference)

         10.11+ Form of Amended and Restated Severance Agreement, by and between Aviall, Inc. and each of its executive officers
                  (Exhibit 10.1 to Aviall, Inc.'s March 31, 1999 Form 10-Q and incorporated herein by reference)

         10.12+ Addendum to the Amended and Restated Severance Agreement, by and between Aviall, Inc. and Bruce Langsen (Exhibit 10.2 to
                  Aviall, Inc.'s March 31, 1999 Form 10-Q and incorporated herein by reference)

         10.13*+  Second Addendum to the Amended and Restated Severance
                  Agreement, by and between Aviall, Inc. and Bruce Langsen, dated as of December 21, 2001

         10.14+   Aviall, Inc. Amended and Restated Severance Pay Plan (Exhibit
                  10.7 to Aviall, Inc.'s March 31, 1999 Form 10-Q and incorporated herein by reference)

         10.15*+  Amendment Number One to the Aviall, Inc. Amended and Restated
                  Severance Pay Plan, dated as of December 21, 2001

         10.16 Asset Purchase Agreement, dated as of May 31, 1994, by and between Aviall Services, Inc. and Dallas Airmotive, Inc., as amended (Exhibit 10.3 to Aviall, Inc.'s Quarterly Report on
                  Form 10-Q for the quarterly period ended June 30, 1994 and Exhibits 10.17 through 10.23 to Aviall, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference)

         10.17+   Aviall, Inc. Employee Stock Purchase Plan (Exhibit 10.27 to
                  Aviall, Inc.'s Form 10-K for the fiscal year ended December
                  31, 1995 and incorporated herein by reference)

         10.18+   Aviall, Inc. Benefit Restoration Plan (Exhibit 10.5 to Aviall,
                  Inc.'s March 31, 1999 Form 10-Q and incorporated herein by reference)

         10.19+   Amendment No. One to the Aviall, Inc. Benefit Restoration Plan
                  (Exhibit 10.6 to Aviall, Inc.'s March 31, 1999 Form 10-Q and incorporated herein by reference)

         10.20    Agreement of Purchase and Sale, by and among Aviall, Inc.,
                  Aviall Services, Inc., Greenwich Air Services, Inc. and GASI
                  Engine Services, Inc., dated April 19, 1996 (Exhibit 2.1 to
                  Aviall, Inc.'s Current Report on Form 8-K, dated April 19,
                  1996 and incorporated herein by reference)

         10.21+   Employment Agreement, dated December 16, 1999, by and between
                  Aviall, Inc. and Paul E. Fulchino (Exhibit 10.16 to Aviall,
                  Inc.'s 1999 Form 10-K and incorporated herein by reference)

         10.22*+  Addendum to Employment Agreement, dated as of December 21,
                  2001, by and between Aviall, Inc. and Paul E. Fulchino

         10.23+ Non-Qualified Stock Option Agreement, dated December 21, 1999, by and between Aviall, Inc. and Paul E. Fulchino (Exhibit
                  10.17 to Aviall, Inc.'s 1999 Form 10-K and incorporated herein by reference)

        EXHIBIT
           NO.                                DESCRIPTION
        --------  --------------------------------------------------------------
         10.24*+  Addendum to the Non-Qualified Stock Option Agreement, dated as of December 21, 2001, by and between Aviall, Inc. and Paul E.
                  Fulchino

         10.25 Distribution Services Agreement, dated November 3, 1999, by and between Allison Engine Company, Inc. d/b/a Rolls-Royce
                  Allison and Aviall Services, Inc. (Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.) (Exhibit 10.19 to Aviall, Inc.'s 1999 Form 10-K and incorporated herein by reference)

         10.26*   Distribution Services Agreement, dated as of December 17,
                  2001, by and between Aviall Services, Inc. and Rolls-Royce
                  Corporation (Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule
                  24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission)

         10.27* Securities Purchase Agreement, dated as of December 17, 2001, by and among Aviall, Inc., Carlyle Partners III, L.P. and CP
                  III Coinvestment, L.P.

         10.28*   Amended and Restated Credit Agreement, dated as of January 11,
                  2002, by and among Aviall, Inc., Aviall Services, Inc.,
                  Citicorp USA, Inc. and the lenders and issuers party thereto

         10.29*   Guaranty, dated as of December 21, 2001, by Aviall, Inc.,
                  Inventory Locator Service, LLC and Aviall Product Repair
                  Services, Inc. in favor of Citicorp USA, Inc. and the lenders and issuers party thereto

         10.30* Pledge and Security Agreement, dated as of December 21, 2001, by Aviall, Inc., Aviall Services, Inc., Inventory Locator
                  Service, LLC and Aviall Product Repair Services, Inc. in favor of Citicorp USA, Inc.

         10.31* Lease Agreement, dated as of April 3, 2001, by and between Crow Family Holdings Industrial Texas Limited Partnership and
                  Aviall Services, Inc.

         10.32* Standstill Agreement, dated as of December 21, 2001, by and among Aviall, Inc., Carlyle Partners III, L.P. and CP III
                  Coinvestment, L.P.

         21.1*    Subsidiaries of Aviall, Inc.

         23.1*    Consent of PricewaterhouseCoopers LLP

         24.1*    Power of Attorney of the Directors of Aviall, Inc.

--------------------
* Each document marked with an asterisk is filed herewith.

+ Each document marked with a dagger constitutes a management contract or compensatory plan or arrangement.