Form 10-Q
period 2002-03-31
AVIALL INC
filed 2002-05-14
CIK 701650

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______ TO _______

       COMMISSION FILE NUMBER 1-12380


                                  AVIALL, INC.
             ------------------------------------------------------
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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  The number of shares of common stock, par value $.01 per share, outstanding at May 10, 2002 was 18,608,210.


================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                  AVIALL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                 ----------------------------
                                                                     2002            2001
                                                                 ------------    ------------
Net sales                                                        $    167,603         130,022
Cost of sales                                                         129,407         100,548
                                                                 ------------    ------------
Gross profit                                                           38,196          29,474
Operating and other expenses:
   Selling and administrative expenses                                 25,186          22,675
   Interest expense                                                     5,590           2,296
                                                                 ------------    ------------
Earnings before income taxes                                            7,420           4,503
Provision for income taxes                                              2,894           1,801
                                                                 ------------    ------------
Net earnings                                                            4,526           2,702
Less deemed dividend from beneficial conversion feature               (20,533)             --
Less preferred stock dividends                                         (1,015)             --
                                                                 ------------    ------------
Net earnings (loss) applicable to common shares                  $    (17,022)          2,702
                                                                 ============    ============

Basic net earnings (loss) per share                              $      (0.93)           0.15
Weighted average common shares                                     18,383,036      18,461,527
                                                                 ============    ============

Diluted net earnings (loss) per share                            $      (0.93)           0.15
Weighted average common and potentially dilutive common shares     23,458,085      18,493,638
                                                                 ============    ============



See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                         -----------------------
                                                                                            2002         2001
                                                                                         ----------   ----------
Net earnings                                                                             $    4,526        2,702
Other comprehensive loss:
   Cumulative effect of change in accounting principle - adoption of SFAS 133
     (net of income tax benefit of $165)                                                         --          262
   Fair value adjustment of derivative instruments (net of income tax benefit of $109)           --          171
                                                                                         ----------   ----------
Comprehensive income                                                                     $    4,526        2,269
                                                                                         ==========   ==========




See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                MARCH 31,    DECEMBER 31,
                                                                                  2002          2001
                                                                               -----------   -----------
                                                                               (UNAUDITED)    (AUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                   $     4,764         2,526
   Receivables                                                                     111,720        75,134
   Inventories                                                                     250,836       241,635
   Prepaid expenses and other current assets                                         2,942         2,567
   Deferred income taxes                                                            21,842        21,842
                                                                               -----------   -----------
Total current assets                                                               392,104       343,704
                                                                               -----------   -----------

Property and equipment                                                              32,143        33,460
Goodwill                                                                            46,843        46,843
Intangible assets                                                                   44,972        44,503
Deferred income taxes                                                               46,718        49,369
Other assets                                                                        14,694        15,350
                                                                               -----------   -----------
Total assets                                                                   $   577,474       533,229
                                                                               ===========   ===========

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                           $     2,995         3,591
   Revolving line of credit                                                        117,845       107,706
   Accounts payable                                                                 82,234        51,090
   Accrued expenses                                                                 31,601        31,659
                                                                               -----------   -----------
Total current liabilities                                                          234,675       194,046
                                                                               -----------   -----------

Long-term debt                                                                      77,962        89,557
Other liabilities                                                                   14,195        14,623
Commitments and contingencies                                                           --            --
Convertible preferred stock (46,123 shares and 45,110 shares issued and outstanding at March 31, 2002 and at December 31, 2001, respectively;
   $1,000 aggregate liquidation preference per share)                               41,174        40,161
Shareholders' equity (common stock of $.01 par value per share; 20,616,097 shares and 20,497,992 shares issued at March 31, 2002 and at December 31,
   2001, respectively; 18,608,210 shares and 18,495,990 shares outstanding
   at March 31, 2002 and at December 31, 2001, respectively)                       209,468       194,842
                                                                               -----------   -----------
Total liabilities, convertible preferred stock and shareholders' equity        $   577,474       533,229
                                                                               ===========   ===========




See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                        2002           2001
                                                     -----------    -----------
OPERATING ACTIVITIES:
   Net earnings                                      $     4,526          2,702
   Depreciation and amortization                           4,101          2,468
   Deferred income taxes                                   2,656          1,759
   Compensation expense on restricted stock awards            95             57
                                                     -----------    -----------
                                                          11,378          6,986
   Changes in:
     Receivables                                         (36,586)        (2,213)
     Inventories                                          (9,201)       (23,991)
     Accounts payable                                     31,144         11,423
     Accrued expenses                                        117         (1,455)
     Other, net                                             (803)         2,120
                                                     -----------    -----------
   Net cash used for operating activities                 (3,951)        (7,130)
                                                     -----------    -----------
INVESTING ACTIVITIES:
   Purchase of distribution rights                        (1,732)       (10,415)
   Capital expenditures                                     (992)        (3,423)
   Sales of property, plant and equipment                    120              5
                                                     -----------    -----------
   Net cash used for investing activities                 (2,604)       (13,833)
                                                     -----------    -----------
FINANCING ACTIVITIES:
   Net change in revolving credit facility                 9,435         21,603
   Debt repaid                                              (600)        (1,753)
   Purchase of treasury stock                                (40)            --
   Dividends paid                                             (2)            --
   Issuance of common stock                                   --            (43)
   Debt issue costs paid                                      --            (16)
                                                     -----------    -----------
   Net cash provided by financing activities               8,793         19,791
                                                     -----------    -----------
Change in cash and cash equivalents                        2,238         (1,172)
Cash and cash equivalents, beginning of period             2,526          4,865
                                                     -----------    -----------
Cash and cash equivalents, end of period             $     4,764          3,693
                                                     ===========    ===========

CASH PAID FOR INTEREST AND INCOME TAXES:
   Interest                                          $     1,753          1,955
   Income taxes                                      $       384            545
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Dividends on preferred stock                      $    21,546             --
   Issuance of warrants                              $    11,060             --




See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Aviall, Inc. for the year ended December 31, 2001.

NOTE 2 - SEGMENT INFORMATION

     The following tables present information by operating segment (in thousands):

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    ---------------------------
NET SALES (UNAUDITED)                                  2002            2001
                                                    -----------     -----------
Aviall Services                                     $   161,026         123,319
ILS                                                       6,577           6,703
                                                    -----------     -----------
Total net sales                                     $   167,603         130,022
                                                    ===========     ===========

PROFIT (UNAUDITED)
                                                    -----------     -----------
Aviall Services                                     $    13,807           6,597
ILS                                                       2,208           2,541
                                                    -----------     -----------
   Reportable segment profit                             16,015           9,138
Corporate                                                (3,005)         (2,339)
Interest expense                                         (5,590)         (2,296)
                                                    -----------     -----------
Earnings before income taxes                        $     7,420           4,503
                                                    ===========     ===========

NOTE 3 - EARNINGS PER SHARE

     A reconciliation of the numerator and denominator of the basic and diluted earnings per share calculations for net earnings follows:

                                                 THREE MONTHS ENDED MARCH 31,
                                     --------------------------------------------------
                                               2002                       2001
                                     --------------------------------------------------
                                                    AVERAGE                    AVERAGE
(IN THOUSANDS, EXCEPT SHARE DATA)      INCOME       SHARES        INCOME       SHARES
                                     ----------    ----------   ----------   ----------
Net earnings                         $    4,526                      2,702
Less: preferred stock dividends         (21,548)                        --
                                     ----------    ----------   ----------   ----------
Basic                                   (17,022)   18,383,036        2,702   18,461,527
Effect of dilutive securities:
   Stock options                             --        86,882           --       32,111
   Restricted stock rights                   --       189,999           --           --
   Warrants                                  --       330,109           --           --
   Convertible preferred stock           21,548     4,468,059           --           --
                                     ----------    ----------   ----------   ----------
Diluted                              $    4,526    23,458,085        2,702   18,493,638
                                     ==========    ==========   ==========   ==========

     Diluted net earnings per share were not dilutive, or lower than basic, for the three months ended March 31, 2002. Therefore, diluted net earnings per share for 2002 is presented equal to basic net earnings per share.

NOTE 4 - PREFERRED STOCK

     On March 15, 2002 following stockholder approval, the Series B Senior Convertible Participating Preferred Stock, or Series B Preferred Stock, was automatically converted into 45,110 shares of Series D Senior Convertible Participating Preferred Stock, or Series D Preferred Stock, which as of March 15, 2002 was convertible into 7,777,584 shares of common stock. Upon conversion of the Series B Preferred Stock, we recorded a $20.5 million deemed dividend reflecting the difference between the closing market price of our common stock on the New York Stock Exchange on March 15, 2002 and the $5.80 conversion price of the Series D Preferred Stock negotiated in December 2001.

     Dividends on the Series D Preferred Stock are payable quarterly in additional shares of Series D Preferred Stock on a cumulative basis at an annual rate of 9.0%. On March 31, 2002, we issued an additional 1,013 shares of Series D Preferred Stock and recorded $1.0 million in payment of the quarterly dividend due March 31, 2002. As of March 31, 2002, there were 46,123 shares of Series D Preferred Stock outstanding, which were convertible into 7,952,238 shares of common stock.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

     Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", or SFAS 142. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The statement eliminates amortization of goodwill and intangible assets with indefinite lives and requires a transitional impairment test of these assets within six months of the date of adoption and an annual impairment test thereafter and in certain circumstances. We have completed the transitional impairment tests of goodwill and intangible assets with indefinite lives as of January 1, 2002, and no impairment was noted.

                                                   MARCH 31, 2002                 DECEMBER 31, 2001
                                          -----------------------------------------------------------------
                                           AVIALL                           AVIALL
(IN THOUSANDS)                            SERVICES     ILS       TOTAL     SERVICES      ILS        TOTAL
                                          --------   --------   --------   --------    --------    --------
Balance as of beginning of period         $ 42,692      4,151     46,843     44,424       4,336      48,760
Amortization                                    --         --         --     (1,732)       (185)     (1,917)
Goodwill acquired during year                   --         --         --         --          --          --
Impairment losses                               --         --         --         --          --          --
Goodwill written off related to sale of
   business unit                                --         --         --         --          --          --
                                          --------   --------   --------   --------    --------    --------
Balance as of end of period               $ 42,692      4,161     46,843     42,692       4,151      46,843
                                          ========   ========   ========   ========    ========    ========

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
(IN THOUSANDS, EXCEPT SHARE DATA)                       2002            2001
                                                    ------------    ------------
Reported net earnings                               $      4,526           2,702
Add: Goodwill amortization                                    --             479
                                                    ------------    ------------
Adjusted net earnings                               $      4,526           3,181
                                                    ============    ============

Basic net earnings (loss) per share:
   Reported net earnings (loss)                     $      (0.93)           0.15
   Goodwill amortization                                      --            0.02
                                                    ------------    ------------
Adjusted net earnings (loss)                        $      (0.93)           0.17
                                                    ============    ============

Diluted net earnings (loss) per share:
   Reported net earnings (loss)                     $      (0.93)           0.15
   Goodwill amortization                                      --            0.02
                                                    ------------    ------------
Adjusted net earnings (loss)                        $      (0.93)           0.17
                                                    ============    ============

     Included in intangible assets in the accompanying consolidated balance sheets are the following amounts:

                              MARCH 31, 2002             DECEMBER 31, 2001
                      ----------------------------------------------------------
                     GROSS CARRYING   ACCUMULATED   GROSS CARRYING  ACCUMULATED
(IN THOUSANDS)           AMOUNT      AMORTIZATION       AMOUNT      AMORTIZATION
                      ------------   ------------    ------------   ------------
Distribution rights   $     52,986         (8,014)         51,254         (6,751)
                      ------------   ------------    ------------   ------------
Total                 $     52,986         (8,014)         51,254         (6,751)
                      ============   ============    ============   ============

     Amortization expense of definite lived intangible assets amounted to $1.3 million and $0.7 million for the three months ended March 31, 2002 and 2001, respectively.

     Estimated amortization expense of definite lived intangible assets for each of the five succeeding years is as follows (in thousands):

                         YEARS ENDING DECEMBER 31,
                  ---------------------------------------
                  2002                           $  5,196
                  2003                           $  5,244
                  2004                           $  5,244
                  2005                           $  5,244
                  2006                           $  5,244

NOTE 6 - DEBT

     On March 15, 2002 following stockholder approval, we issued to our senior unsecured noteholders warrants exercisable for an aggregate of 1,750,000 shares of our common stock (subject to adjustment for antidilution events) at an exercise price of $0.01 per share. We valued the warrants using an option pricing model and recorded an $11.1 million discount on our senior unsecured notes.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis should be read in conjunction with the information set forth under Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 20 through 32 of Aviall, Inc.'s Annual Report on Form 10K for the year ended December 31, 2001.

RESULTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     NET SALES. Net sales for Aviall Services were $161.0 million, an increase of $37.7 million or 30.6%, from the $123.3 million recorded in the first quarter of 2001. The increase was primarily due to higher Rolls-Royce T56/501-D, or RR T56, series turbine engine parts sales under the new contract which began in 2002, sales for the Honeywell agreements implemented in 2001, and better than expected general aviation sales. This increase was partially offset by lower airline segment revenues. The first quarter net sales amounts do not include what would have been approximately $40.0 million of RR T56 sales if these sales had been made directly by Aviall but which were actually made directly by Rolls-Royce to the U.S. military as part of the RR T56 transition program. We received full margin for these sales and expect to begin making this type of sale directly to the U.S. military by the end of the second quarter of 2002. Excluding net sales from the new RR T56 product line, only the general aviation and the government business segments reported higher net sales year-over-year while the airline and broker segments as well as all geographic regions posted lower year-over-year sales.

     Net sales at Inventory Locator Service, or ILS, were $6.6 million - essentially flat year-over-year. However, ILS continued to set new customer usage records in nearly every category.

     GROSS PROFIT. Gross profit of $38.2 million increased $8.7 million or 29.6% in the first quarter of 2002 compared to $29.5 million in the first quarter of 2001. Gross profit as a percentage of net sales was 22.8% and would adjust to 18.5% if the full sales impact of the U.S. military RR T56 sales sold directly by Rolls-Royce were reflected in Aviall Services' net sales.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $2.5 million to $25.2 million in the first quarter of 2002 but decreased as a percentage of net sales from 17.4% to 15.0% and would have been 12.2% if the RR T56 sales sold directly by Rolls-Royce were reflected in Aviall Services' net sales. The increase in selling and administrative expenses is largely attributable to the new RR T56 product line, higher depreciation costs associated with the increased spending on technology infrastructure, and the cost of a special meeting of stockholders held in March 2002. This increase in selling and administrative expenses was partially offset by the implementation of SFAS 142, which reduced goodwill amortization by $0.5 million in the first quarter of 2002 compared to the first quarter of 2001.

     EBITDA. Earnings from continuing operations before interest, taxes, depreciation, amortization and unusual items was $16.5 million in the first quarter of 2002 compared to $9.1 million in the first quarter of 2001. This increase resulted primarily from the addition of the RR T56 product line.

     INTEREST EXPENSE. Our interest expense, as expected, was higher than in the first quarter of 2002 primarily due to the new capital structure which resulted in higher borrowings, higher amortization of debt issuance costs, and increased interest rates.

     NET EARNINGS. Net earnings for the first quarter of 2002 were $4.5 million, an increase of 68% compared to the $2.7 million reported in the first quarter of 2001.

     DEEMED DIVIDEND. The deemed dividend of $20.5 million in 2002 resulted from the conversion of all of the outstanding Series B Preferred Stock into 45,110 shares of Series D Preferred Stock on March 15, 2002. The deemed dividend reflects the difference between the closing market price of our common stock on the New York Stock Exchange on March 15, 2002 and the $5.80 conversion price of the Series D Preferred Stock negotiated in December 2001.

     PREFERRED STOCK DIVIDEND. The preferred stock dividend of $1.0 million in March 2002 resulted from the issuance of 1,013 shares of Series D Preferred Stock in payment of the quarterly dividend on the Series D Preferred Stock due March 31, 2002.

INCOME TAXES

     Our cash income tax expense continues to be substantially lower than the U.S. federal statutory rate through the use of our large U.S. federal net operating loss. Our cash tax expense is primarily related to foreign taxes on foreign operations and U.S. federal alternative minimum tax. For U.S. federal tax purposes as of December 31, 2001, we had an estimated net operating loss carryforward of approximately $137.3 million, substantially expiring in 2009-2011. Based on current and expected future earnings levels, the net operating losses may not be fully utilized for several years. If certain substantial changes in our ownership should occur, there could be an annual limitation on the amount of the U.S. federal net operating loss carryforward that could be utilized. The amount of the annual limitation could vary significantly based on certain factors existing at the date of the change in ownership.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operations, excluding working capital changes, were $11.4 million in the first quarter of 2002 compared to $7.0 million in the first quarter of 2001. The increase in 2002 resulted primarily from higher sales and gross margin from the new RR T56 contract. Year-over-year increases in working capital were $15.3 million in the first quarter of 2002 compared to $14.1 million in the first quarter of 2001. The increase in 2002 was primarily due to the addition of working capital for the new RR T56 product line. Capital expenditures were $1.0 million in the first quarter of 2002 compared to $3.4 million in the first quarter of 2001. We expect capital expenditures will be approximately $6.0 million in 2002. Net cash flows provided by financing activities were $8.8 million in the first quarter of 2002 compared to $19.8 million in the first quarter of 2001.

     In December 2001, we (i) sold 45,000 shares of Series B Preferred Stock for cash proceeds of $45.0 million, (ii) sold $80.0 million of Aviall Services' unsecured senior notes due 2007 and (iii) entered into a new $200.0 million senior secured credit facility. The proceeds from these transactions were used to (i) pay Rolls-Royce $90.0 million for aftermarket fulfillment rights and the purchase of the initial parts inventory under the RR T56 engine parts agreement,
(ii) repay our former $160.0 million senior secured revolving credit facility and term loan and (iii) fund working capital requirements.

     On March 15, 2002 following stockholder approval, the Series B Preferred Stock was automatically converted into 45,110 shares of Series D Preferred Stock, which as of March 15, 2002 was convertible into 7,777,584 shares of common stock. Upon conversion of the Series B Preferred Stock, we recorded a $20.5 million deemed dividend reflecting the difference between the closing market price of our common stock on the New York Stock Exchange on March 15, 2002 and the $5.80 conversion price of the Series D Preferred Stock negotiated in December 2001. Dividends on the Series D Preferred Stock are payable quarterly in additional shares of Series D Preferred Stock on a cumulative basis at an annual rate of 9.0%. On March 31, 2002, we issued an additional 1,013 shares of Series D Preferred Stock in payment of the quarterly dividend due March 31, 2002. As of March 31, 2002, there were 46,123 shares of Series D Preferred Stock outstanding which were convertible into 7,952,238 shares of common stock. The terms of the Series D Preferred Stock contain various covenants, including limitations on debt, dividends and capital expenditures.

     Our new senior secured credit facility consists of a $200.0 million revolving credit and letter of credit facility due in 2006, with availability determined by reference to a borrowing base of our eligible accounts receivable and inventory. As of March 31, 2002, we had $81.9 million available under this credit facility and $37.5 million available under our borrowing base. Borrowings under our credit facility bear interest, at our option, based upon either: a Eurodollar Rate plus an applicable margin ranging from 2.5% to 3.0% depending upon certain of our financial ratios, or a Base Rate plus an applicable margin ranging from 1.5% to 2.0% depending upon certain of our financial ratios. The Base Rate is the highest of the agent bank's base rate, the federal funds rate plus 0.5%, or the sum of (i) 0.5% per annum, (ii) the agent bank's maximum annual assessment rate during the latest three-week period and (iii) the agent bank's rate per annum for the latest three-week period. A commitment fee of 0.5% is payable quarterly on the unused portion of the credit facility. Obligations under the new credit facility are collateralized by substantially all of our domestic assets and 65% of the stock of each of our foreign subsidiaries. Our credit facility contains various covenants, including financial covenants and limitations on debt, dividends and capital expenditures. Our credit facility also contains a clause that permits the acceleration of amounts due at the option of the agent bank, and lock-box provisions for the payment of outstanding borrowings. Based on the terms of our new credit facility and pursuant to EITF Issue No. 95-22, "Balance Sheet Classification of Revolving Credit Agreement Obligations Involving Lock-Box Arrangements," we have classified amounts outstanding under the credit facility as current. We believe that receipts of cash as payment on accounts receivable will be sufficient to satisfy amounts outstanding under the credit facility as they become due.

     We also maintain a revolving credit facility in Canada to balance the Canadian dollar-denominated net assets of our Canadian subsidiary. The Canadian $6.0 million credit facility was renewed in late April and had an outstanding balance of U.S. $3.2 million at March 31, 2002.

     The $80.0 million of senior unsecured notes bear interest at 14.0% per annum and mature on December 21, 2007, unless previously redeemed at our option. Of the 14.0% interest rate on the senior unsecured notes, 13.0% is payable in cash and 1.0% is payable in additional senior unsecured notes. On March 31, 2002, we paid a cash interest payment of $2.9 million, and the outstanding principal amount on our senior unsecured notes increased by $0.2 million to $80.2 million. On March 15, 2002 following stockholder approval, we issued to our senior unsecured noteholders warrants exercisable for an aggregate of 1,750,000 shares of our common stock (subject to adjustment for antidilution events) at an exercise price of $0.01 per share. We valued the warrants using an option pricing model and recorded an $11.1 million discount on our senior unsecured notes. The notes contain various covenants, including financial covenants and limitations on debt, dividends and capital expenditures that are generally less restrictive than those under our senior secured credit facility. We expect to be in compliance with the covenants in our senior secured credit facility and senior unsecured notes for at least the next twelve months.

     We have the option to redeem the senior unsecured notes prior to their maturity at a premium. However, we do not expect to refinance these notes in 2002 unless a significant event, such as the award of another major distribution rights contract, exceeds our borrowing capacity. We continue to explore opportunities to acquire additional product lines with a number of major original equipment manufacturers but there is no certainty that any of these discussions will lead to a major new contract in 2002 or beyond.

     Additionally, we continually review opportunities for acquiring other compatible businesses or operations. If a strategic acquisition candidate meets our quantitative or qualitative thresholds, it is possible that such a transaction might require us to refinance our senior unsecured notes.

     We expect our interest expense to approximately double in 2002 due to the higher borrowings, amortization of higher debt issuance costs and increased interest rates. We believe our cash flow from operations and available credit under our revolving lines of credit are sufficient to meet our anticipated normal working capital and operating needs (including increased interest expense) for the next twelve months.

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

     The effects of the September 11th terrorist attacks are still being felt throughout the aviation community. Commercial air travel in the U.S. has been significantly affected. The demand for commercial air travel in the U.S. was significantly reduced in the period immediately following September 11th, and the current global economic slowdown has also affected travel demand in other regions such as Europe. The reduced flight activity and accompanying accelerated retirement of older aircraft have reduced demand for some of the new replacement parts we sell, particularly in the commercial aviation market. Airlines and other aviation firms around the world are experiencing significant financial losses, and the viability of some of these firms is questionable. We could be negatively affected if our receivables from certain major customers become uncollectible.

     Although ILS experienced a slight decrease in aviation industry-related subscribers after September 11th, this decrease was partially offset by an increase in the number of government-related and general aviation subscribers. As a result, ILS has not experienced a material adverse impact on its business as a result of the September 11th terrorist attacks and related aftermath.

     We believe the aviation industry has begun to show signs of recovery. Travel demand is increasing and airlines are beginning to add flights back to their schedules while the general aviation market is moving forward as well. Over time, we believe this will result in an increase in demand for replacement parts. However, the length of time required for a full recovery is not known, and the recovery could be threatened by a number of factors, including slower economic growth or additional terrorist activity. At the same time, the U.S. military and certain foreign militaries have significantly increased their flight activities, especially in connection with increased post-September 11th military operations around the world. Generally, business and general aviation flight activity, with the exception of small, piston-engine aircraft, has remained relatively stable after the September 11th restrictions on flying were relaxed. In 2002, we expect our net sales to be approximately 45% military, 25% commercial airline and 30% general aviation.

     In late December 2001, we were awarded exclusive ten-year worldwide aftermarket fulfillment rights for the widely used RR T56 series engine. Under this agreement, we paid $90.0 million for the aftermarket fulfillment rights and the purchase of an initial inventory of parts. The award is the largest in our history and is expected to add in excess of $3.0 billion to our net sales over the ten-year life of the agreement, which began January 2, 2002. Sales associated with this agreement are expected to be at least $250 million in 2002. This includes sales by Rolls-Royce to the U.S. military during implementation, which is expected to be completed by the end of the second quarter of 2002. During implementation of this agreement, Rolls-Royce has temporarily continued to ship certain orders directly to the U.S. military and is paying us a commission on these sales equal to the gross margin we would have recognized on these orders had we shipped them directly. For the period of time in which Rolls-Royce continues to ship these orders directly, our net sales in 2002 will not reflect the amount of these direct sales, though our earnings will be unaffected. Our overall gross profit as a percentage of net sales is expected to decline 400 basis points in 2002 due to the generally lower margins under this agreement. However, due to the relatively limited selling and administrative expense required to implement this product line (approximately $4.0 million), our earnings from continuing operations before interest, taxes and unusual items as a percentage of net sales should increase approximately 200 basis points in 2002.

     Upon stockholder approval of the issuance of the Series D Preferred Stock, we recorded a $20.5 million deemed dividend reflecting the difference between the closing market price of the common stock on the New York Stock Exchange on March 15, 2002 and the $5.80 conversion price of the Series D Preferred Stock negotiated in December 2001. This one-time noncash charge reduces retained earnings and increases paid in capital within the equity accounts and lowered earnings per share for the first quarter and will affect the full year earnings per share for 2002.

     We believe both ILS and Aviall Services are scalable businesses, with significant portions of their expenses being relatively fixed in the short-term. While this scalability of the businesses produces positive results in a growing marketplace as can be seen by the RR T56 agreement, in a shrinking marketplace potential expense reductions can result in longer term impacts to the business, such as delays in capital projects, and will require longer time periods to produce cost reductions.

CERTAIN FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that are based on the beliefs of our management, as well as assumptions and estimates made by and information currently available to our management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions relating to our operations and results of operations as well as our customers and suppliers, including as a result of competitive factors and pricing pressures, shifts in market demand, general economic conditions and other factors including, among others, those that effect flight activity in commercial, business and general aviation, the business activities of our customers and suppliers and developments in information and communication technology. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have market risk exposure arising from changes in interest rates and foreign exchange rates. From time to time, we have used financial instruments to offset such risks. Financial instruments are not used for trading or speculative purposes. We have experienced no significant changes in market risk during the first quarter of 2002. Our market risk is described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2001.


                           PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

     Not applicable.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held a special meeting of stockholders on March 15, 2002, and the matters voted upon at that meeting were the following:

     The approval of the terms and issuance of shares of Series D Preferred Stock upon conversion of the Series B Preferred Stock, the issuance of shares of Series D Preferred Stock as dividends on shares of Series D Preferred Stock, and the issuance of shares of our common stock upon conversion of the Series D Preferred Stock.

       For              Against          Abstentions          Broker Non-Vote
       ---              -------          -----------          ---------------
    13,549,481          647,778            57,176                  None

     The approval of the terms and issuance of warrants exercisable for 1,750,000 shares of our common stock (subject to adjustment for antidilution events) and the issuance of such common stock upon exercise of the warrants.

       For              Against          Abstentions          Broker Non-Vote
       ---              -------          -----------          ---------------
    13,400,790          649,109            204,527                 None

     Approval of both proposals required the affirmative vote of a majority of the votes cast at the special meeting of stockholders; provided, that the total vote cast on each proposal represented over 50% in interest of all securities entitled to vote on each proposal. Both proposals were approved at the special meeting of stockholders.

ITEM 5: OTHER INFORMATION

     Not applicable.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AVIALL, INC.

May 13, 2002                            By   /s/ Jacqueline K. Collier
                                             ----------------------------------
                                             Jacqueline K. Collier
                                             Vice President and Controller
                                             Principal Accounting Officer



May 13, 2002                                 /s/ Cornelius Van Den Handel
                                             ----------------------------------
                                             Cornelius Van Den Handel
                                             Vice President and Treasurer
                                             Principal Financial Officer