Form 10-Q/A
period 2002-03-31
AVIALL INC
filed 2002-05-15
CIK 701650

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q/A


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

     Pursuant to this Form 10-Q/A, Aviall, Inc. amends and restates in its entirety the first table under "Note 5 - Goodwill and Intangible Assets" of Part I - Financial Information of its quarterly report on Form 10-Q for the quarterly period ended March 31, 2002 to correct a typographical error in the balance of goodwill and intangible assets as of end of period for ILS formerly reported as $4,161 thousands.


                                                    MARCH 31, 2002                      DECEMBER 31, 2001
                                          ---------------------------------     ------------------------------------
                                           AVIALL                               AVIALL
(IN THOUSANDS)                            SERVICES       ILS         TOTAL      SERVICES         ILS          TOTAL
                                          --------     -------      -------     --------       -------       -------
Balance as of beginning of period         $42,692        4,151       46,843       44,424         4,336        48,760
Amortization                                   --           --           --       (1,732)         (185)       (1,917)
Goodwill acquired during year                  --           --           --           --            --            --
Impairment losses                              --           --           --           --            --            --
Goodwill written off related to sale
of business unit                               --           --           --           --            --            --
                                          -------      -------      -------      -------       -------       -------
Balance as of end of period               $42,692        4,151       46,843       42,692         4,151        46,843
                                          =======      =======      =======      =======       =======       =======

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AVIALL, INC.

May 15, 2002                           By   /s/ Jacqueline K. Collier
                                            -----------------------------------
                                            Jacqueline K. Collier
                                            Vice President and Controller
                                            Principal Accounting Officer

May 15, 2002                                /s/ Cornelius Van Den Handel
                                            -----------------------------------
                                            Cornelius Van Den Handel
                                            Vice President and Treasurer
                                            Principal Financial Officer