Form 10-Q
period 2002-06-30
AVIALL INC
filed 2002-08-14
CIK 701650

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  The number of shares of common stock, par value $.01 per share, outstanding at August 6, 2002 was 18,658,586.


================================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS


                                  AVIALL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                             JUNE 30,                            JUNE 30,
                                                  --------------------------------   --------------------------------
                                                      2002              2001             2002              2001
                                                  --------------    --------------   --------------    --------------
Net sales                                         $      193,109           134,266          360,712           264,288
Cost of sales                                            150,583           104,217          281,094           205,610
                                                  --------------    --------------   --------------    --------------
Gross profit                                              42,526            30,049           79,618            58,678
Operating and other expenses:
   Selling and administrative expenses                    24,444            21,358           48,526            43,188
   Interest expense                                        5,653             2,565           11,243             4,861
                                                  --------------    --------------   --------------    --------------
Earnings before income taxes                              12,429             6,126           19,849            10,629
Provision for income taxes                                 4,649             2,557            7,543             4,358
                                                  --------------    --------------   --------------    --------------
Net earnings                                               7,780             3,569           12,306             6,271
Less deemed dividend from beneficial
   conversion feature                                         --                --          (20,533)               --
Less preferred stock dividends                            (1,038)               --           (2,053)               --
                                                  --------------    --------------   --------------    --------------
Net earnings (loss) applicable to common shares   $        6,742             3,569          (10,280)            6,271
                                                  --------------    --------------   --------------    --------------

Basic net earnings (loss) per share               $         0.26              0.19            (0.56)             0.34
Weighted average common shares                        18,382,482        18,483,726       18,382,757        18,472,688
                                                  --------------    --------------   --------------    --------------

Diluted net earnings (loss) per share             $         0.26              0.19            (0.56)             0.34
Weighted average common and potentially
   dilutive common shares                             28,657,865        18,713,855       26,057,973        18,603,808
                                                  --------------    --------------   --------------    --------------




See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
                                                          ---------------------------   ---------------------------
                                                              2002           2001           2002           2001
                                                          ------------   ------------   ------------   ------------
Net earnings                                              $      7,780          3,569         12,306          6,271
Other comprehensive income (loss):
   Cumulative effect of change in accounting principle-
     adoption of SFAS 133 (net of income tax benefit
     of $165)                                                       --             --             --           (262)
   Fair value adjustment of derivative instruments
     (net of income tax expense (benefit) of $21
     and $(88))                                                     --             33             --           (138)
                                                          ------------   ------------   ------------   ------------
Comprehensive income                                      $      7,780          3,602         12,306          5,871
                                                          ------------   ------------   ------------   ------------




See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                       JUNE 30,       DECEMBER 31,
                                                                                         2002             2001
                                                                                     -------------    -------------
                                                                                     (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                         $      12,378            2,526
   Receivables                                                                             107,308           75,134
   Inventories                                                                             265,519          241,635
   Prepaid expenses and other current assets                                                 2,495            2,567
   Deferred income taxes                                                                    21,842           21,842
                                                                                     -------------    -------------
Total current assets                                                                       409,542          343,704
                                                                                     -------------    -------------

Property and equipment                                                                      32,417           33,460
Goodwill                                                                                    46,843           46,843
Intangible assets                                                                           44,574           44,503
Deferred income taxes                                                                       42,425           49,369
Other assets                                                                                14,123           15,350
                                                                                     -------------    -------------
Total assets                                                                         $     589,924          533,229
                                                                                     -------------    -------------

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                 $       3,533            3,591
   Revolving line of credit                                                                105,000          107,706
   Accounts payable                                                                         96,680           51,090
   Accrued expenses                                                                         34,202           31,659
                                                                                     -------------    -------------
Total current liabilities                                                                  239,415          194,046
                                                                                     -------------    -------------

Long-term debt, net of discount of $10,592 at June 30, 2002                                 77,963           89,557
Other liabilities                                                                           13,840           14,623
Commitments and contingencies                                                                   --               --
Convertible redeemable preferred stock (160,000 shares authorized; 47,158 shares and 45,110 shares issued and outstanding at June 30, 2002 and December
     31, 2001, respectively; $1,000 aggregate liquidation preference
     per share)                                                                              42,209           40,161
Shareholders' equity:
     Common stock ($.01 par value, 80,000,000 shares authorized; 20,635,400 shares and 20,497,992 shares issued at June 30, 2002 and December 31,
        2001, respectively)                                                                     206              205
     Additional paid-in-capital                                                             359,806          328,022
     Accumulated deficit                                                                   (114,950)        (104,671)
     Unearned compensation - restricted stock                                                  (776)            (965)
     Treasury stock, at cost (2,007,887 shares and 2,002,002 shares at June 30,
        2002 and December 31, 2001, respectively)                                           (27,789)         (27,749)
                                                                                      -------------    -------------
Total shareholders' equity                                                                  216,497          194,842
                                                                                      -------------    -------------
Total liabilities, convertible redeemable preferred stock and shareholders' equity    $     589,924          533,229
                                                                                      =============    =============


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                            SIX MONTHS ENDED JUNE 30,
                                                          ------------------------------
                                                              2002             2001
                                                          -------------    -------------
OPERATING ACTIVITIES:
   Net earnings                                           $      12,306            6,271
   Depreciation and amortization                                  8,372            5,219
   Deferred income taxes                                          6,959            4,055
   Compensation expense on restricted stock awards                  189              114
   Changes in:
     Receivables                                                (32,174)          (6,238)
     Inventories                                                (23,884)         (31,649)
     Accounts payable                                            45,590           (6,319)
     Accrued expenses                                             2,918           (1,004)
     Other, net                                                    (791)           1,359
                                                          -------------    -------------
   Net cash provided by (used for) operating activities          19,485          (28,192)
                                                          -------------    -------------
INVESTING ACTIVITIES:
   Capital expenditures                                          (3,102)          (5,878)
   Purchase of distribution rights                               (2,661)         (13,767)
   Sales of property, plant and equipment                           125                5
                                                          -------------    -------------
   Net cash used for investing activities                        (5,638)         (19,640)
                                                          -------------    -------------
FINANCING ACTIVITIES:
   Net change in revolving credit facility                       (2,955)          52,485
   Debt repaid                                                   (1,187)          (3,505)
   Issuance of common stock                                         192              (43)
   Purchase of treasury stock                                       (40)              --
   Cash dividends paid on redeemable preferred stock                 (5)              --
   Debt issue costs paid                                             --           (1,011)
                                                          -------------    -------------
   Net cash (used for) provided by financing activities          (3,995)          47,926
                                                          -------------    -------------
Change in cash and cash equivalents                               9,852               94
Cash and cash equivalents, beginning of period                    2,526            4,865
                                                          -------------    -------------
Cash and cash equivalents, end of period                  $      12,378            4,959
                                                          -------------    -------------

CASH PAID FOR INTEREST AND INCOME TAXES:
   Interest                                               $       6,511            4,695
   Income taxes                                           $         185            1,385

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Dividends on redeemable preferred stock                $      22,581               --
   Issuance of warrants                                   $      11,060               --


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Aviall, Inc. for the year ended December 31, 2001.

NOTE 2 - ACCOUNTING POLICY

     During the second quarter of 2002, we changed our classification of inventory obsolescence and inventory shrinkage from selling and administrative expenses to cost of sales. Prior periods have also been reclassified to reflect this change.

NOTE 3 - SEGMENT INFORMATION

     The following tables present information by operating segment (in thousands):

                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                       JUNE 30,                       JUNE 30,
                               --------------------------    --------------------------
NET SALES                         2002           2001           2002           2001
                               -----------    -----------    -----------    -----------
Aviall Services                $   186,346        127,678        347,372        250,997
ILS                                  6,763          6,588         13,340         13,291
                               -----------    -----------    -----------    -----------
Total net sales                $   193,109        134,266        360,712        264,288
                               -----------    -----------    -----------    -----------

PROFIT
                               -----------    -----------    -----------    -----------
Aviall Services                $    17,996          7,635         31,803         14,232
ILS                                  2,433          2,691          4,641          5,232
                               -----------    -----------    -----------    -----------
   Reportable segment profit        20,429         10,326         36,444         19,464
Corporate                           (2,347)        (1,635)        (5,352)        (3,974)
Interest expense                    (5,653)        (2,565)       (11,243)        (4,861)
                               -----------    -----------    -----------    -----------
Earnings before income taxes   $    12,429          6,126         19,849         10,629
                               -----------    -----------    -----------    -----------

NOTE 4 - EARNINGS PER SHARE

     A reconciliation of the numerator and denominator of the basic and diluted net earnings per share, or EPS, calculations for net earnings follows:

                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                              JUNE 30,                       JUNE 30,
                                                    ----------------------------   ----------------------------
NUMERATOR (IN THOUSANDS)                               2002            2001           2002            2001
                                                    ------------    ------------   ------------    ------------
Net earnings                                        $      7,780           3,569         12,306           6,271
Preferred stock dividends                                 (1,038)             --        (22,586)             --
                                                    ------------    ------------   ------------    ------------
Net earnings (loss) available for distribution             6,742           3,569        (10,280)          6,271
Undistributed earnings allocated to participating
   preferred stockholders                                 (2,036)             --             --              --
                                                    ------------    ------------   ------------    ------------
Net earnings (loss) for purposes of computing
basic net earnings (loss) per share                        4,706           3,569        (10,280)          6,271
Preferred stock dividends                                  1,038              --         22,586              --
Undistributed earnings allocated to participating
   preferred stockholders                                  2,036              --             --              --
                                                    ------------    ------------   ------------    ------------
Net earnings for purposes of computing diluted
   net earnings per share                           $      7,780           3,569         12,306          6,271
                                                    ------------    ------------   ------------    ------------

DENOMINATOR

Weighted average common shares outstanding
   for purposes of computing basic net earnings
   per share                                          18,382,482      18,483,726     18,382,757      18,472,688
Effect of dilutive securities:
   Stock options                                         348,235         230,129        217,559         131,120
   Restricted stock rights                               226,743              --        208,370              --
   Warrants                                            1,748,166              --      1,039,138              --
   Convertible redeemable preferred stock              7,952,239              --      6,210,149              --
                                                    ------------    ------------   ------------    ------------
Weighted average common shares outstanding
   for purposes of computing diluted net earnings
   per share                                          28,657,865      18,713,855     26,057,973      18,603,808
                                                    ------------    ------------   ------------    ------------

     For the three months ended June 30, 2002, basic EPS is computed by allocating income available for distribution to the common and preferred shareholders using the "two-class" method prescribed by Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." Net earnings are reduced by dividends to preferred and common shareholders to arrive at net earnings available for distribution. These earnings are then allocated between the common and preferred shareholders based on the weighted average common and preferred shares outstanding, on an as-converted basis. Diluted EPS is computed using the if-converted method by dividing net earnings by the weighted average number of common and dilutive potential common shares outstanding during the period.

     For the three months ended June 30, 2001 and the six month periods ended June 30, 2002 and 2001, basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net earnings by the weighted average number of common and dilutive potential common shares outstanding during the period. Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

     Diluted EPS was not dilutive, or lower than basic, for the three months and six months ended June 30, 2002. Therefore, diluted EPS for the three months and six months ended June 30, 2002 is presented equal to basic EPS.

NOTE 5 - CONVERTIBLE REDEEMABLE PREFERRED STOCK

     On March 15, 2002 following stockholder approval, our Series B Senior Convertible Participating Preferred Stock, or Series B Redeemable Preferred Stock, was automatically converted into 45,110 shares of Series D Senior Convertible Participating Preferred Stock, or Series D Redeemable Preferred Stock, which as of March 15, 2002 was convertible into 7,777,584 shares of common stock. Upon conversion of the Series B Redeemable Preferred Stock, we recorded a $20.5 million deemed dividend reflecting the difference between the closing market price of our common stock on the New York Stock Exchange on March 15, 2002 and the $5.80 conversion price of the Series D Redeemable Preferred Stock negotiated in December 2001, multiplied by the total number of shares of common stock into which the Series D Redeemable Preferred Stock could have been converted on March 15, 2002.

     Dividends on the Series D Redeemable Preferred Stock are payable quarterly in additional shares of Series D Redeemable Preferred Stock on a cumulative basis at an annual rate of 9.0%. On June 30, 2002, we issued an additional 1,035 shares of Series D Redeemable Preferred Stock and recorded $1.0 million in payment of the quarterly dividend due June 30, 2002. As of June 30, 2002, there were 47,158 shares of Series D Redeemable Preferred Stock outstanding, which were convertible into 8,130,687 shares of common stock.

     Unless previously converted into common stock, we must redeem all outstanding shares of Series D Redeemable Preferred Stock on June 21, 2008 for $1,000 per share, plus accrued and unpaid dividends, if any.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

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

                                             JUNE 30, 2002                 DECEMBER 31, 2001
                                    -----------------------------------------------------------------
                                     AVIALL                           AVIALL
(IN THOUSANDS)                      SERVICES     ILS       TOTAL     SERVICES      ILS         TOTAL
                                    --------   --------   --------   --------    --------    --------
Balance as of beginning of period   $ 42,692      4,151     46,843     44,424       4,336      48,760
Year-to-date amortization                 --         --         --     (1,732)       (185)     (1,917)
                                    --------   --------   --------   --------    --------    --------
Balance as of end of period         $ 42,692      4,151     46,843     42,692       4,151      46,843
                                    --------   --------   --------   --------    --------    --------

                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                 JUNE 30,                  JUNE 30,
                                         -----------------------   ------------------------
(IN THOUSANDS, EXCEPT SHARE DATA)          2002         2001         2002          2001
                                         ----------   ----------   ----------    ----------
Reported net earnings                    $    7,780        3,569       12,306         6,271
Add:  Goodwill amortization                      --          479           --           958
                                         ----------   ----------   ----------    ----------
Adjusted net earnings                    $    7,780        4,048       12,306         7,229
                                         ==========   ==========   ==========    ==========

Basic net earnings (loss) per share:
   Reported net earnings (loss)          $     0.26         0.19        (0.56)         0.34
   Goodwill amortization                         --         0.03           --          0.05
                                         ----------   ----------   ----------    ----------
   Adjusted net earnings (loss)          $     0.26         0.22        (0.56)         0.39
                                         ==========   ==========   ==========    ==========

Diluted net earnings (loss) per share:
   Reported net earnings (loss)          $     0.26         0.19        (0.56)         0.34
   Goodwill amortization                         --         0.03           --          0.05
                                         ----------   ----------   ----------    ----------
   Adjusted net earnings (loss)          $     0.26         0.22        (0.56)         0.39
                                         ==========   ==========   ==========    ==========

     Included in intangible assets in the accompanying consolidated balance sheets are distribution rights, as follows:

                   (IN THOUSANDS)                     JUNE 30, 2002     DECEMBER 31, 2001
                                                      -------------     -----------------
                   Gross carrying amount                  $53,916             51,254
                   Accumulated amortization                (9,342)            (6,751)
                                                          -------             ------
                                                          $44,574             44,503
                                                          =======             ======

     Amortization expense of definite lived intangible assets amounted to $1.3 million and $0.9 million for the three months ended June 30, 2002 and 2001, respectively, and $2.6 million and $1.6 million for the six months ended June 30, 2002 and 2001, respectively.

     Estimated amortization expense of definite lived intangible assets for each of the five succeeding years is as follows (in thousands):

                                            YEARS ENDING DECEMBER 31,
                                     ----------------------------------------
                                     2002                           $  5,265
                                     2003                           $  5,349
                                     2004                           $  5,349
                                     2005                           $  5,349
                                     2006                           $  5,349

NOTE 7 - DEBT

     On March 15, 2002 following stockholder approval, we issued to our senior unsecured noteholders warrants exercisable for an aggregate of 1,750,000 shares of our common stock (subject to adjustment for antidilution events) at an exercise price of $0.01 per share. We valued the warrants using an option pricing model and recorded an $11.1 million discount on our senior unsecured notes. This discount is amortized over the term of the senior unsecured notes.

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

RESULTS OF OPERATIONS-THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

     NET SALES. Net sales for Aviall Services were $186.3 million, an increase of $58.7 million or 46.0%, from the $127.7 million recorded in the second quarter of 2001. Sales in the government/military segment increased $58.3 million, while increased market share in the general aviation segment enabled sales to improve by $10.2 million. Sales in the weaker commercial airline segment declined $9.8 million, largely offsetting the increased general aviation sales. Sales of products related to the Rolls-Royce T56/501 D, or RR T56, engine line increased approximately $58 million. The reported second quarter revenues do not include approximately $36 million of RR T56 sales (valued at our contractual prices) made directly by Rolls-Royce to the U.S. military during the RR T56 transition program. However, we did receive our full margin for Rolls-Royce's direct sales of these parts. During June 2002, we successfully assumed responsibility for all RR T56 engine parts shipments including support for the U.S. military.

     Net sales at Inventory Locator Service, or ILS, of $6.8 million were up $0.2 million year-over-year, marking the second successive quarter of revenue gains for the global electronic marketplace. ILS continued to set new records for inventory listings, the number of accesses, and the number of subscribers on ILSmart.com, with overall usage increasing by over 11% year-over-year.

     GROSS PROFIT. Gross profit of $42.5 million for the second quarter of 2002 was up $12.5 million, or 41.5%, from the second quarter 2001 level of $30.0 million. As expected, gross profit as a percentage of net sales fell slightly to 22.0%, reflecting the incorporation of lower-margin RR T56 sales. On a pro forma basis including the approximately $36 million of RR T56 sales (valued at our contractual prices) made directly by Rolls-Royce, Aviall's second quarter gross profit as a percentage of net sales would have been 18.6%.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $3.1 million to $24.4 million in the second quarter of 2002 from $21.4 million in the second quarter of 2001. The increase in selling and administrative expenses is largely attributable to the new RR T56 product line and higher depreciation costs associated with increased spending on technology infrastructure. This increase in selling and administrative expenses was partially offset by the implementation of SFAS 142, which reduced goodwill amortization by $0.5 million in the second quarter of 2002 as compared to the second quarter of 2001. Selling and administrative expenses as a percentage of net sales fell 3.2 percentage points to 12.7% in the second quarter of 2002 from 15.9% in the second quarter of 2001.

     INTEREST EXPENSE. Interest expense increased $3.1 million to $5.7 million in the second quarter of 2002 from $2.6 million in the second quarter of 2001. This expected increase was primarily due to our new capital structure which resulted in higher borrowings, higher amortization of debt issuance costs and debt discount, and the relatively high interest rate on our senior unsecured notes.

     NET EARNINGS. Net earnings for the second quarter of 2002 were $7.8 million, an increase of 118.0% compared to the $3.6 million reported in the second quarter of 2001.

     PREFERRED STOCK DIVIDEND. The noncash preferred stock dividend of $1.0 million in June 2002 resulted from the issuance of 1,035 shares of Series D Redeemable Preferred Stock in payment of the quarterly payable-in-kind dividend on the Series D Redeemable Preferred Stock due June 30, 2002.

RESULTS OF OPERATIONS-SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

     NET SALES. Net sales for Aviall Services were $347.4 million, an increase of $96.4 million or 38.4%, from the $251.0 million recorded in the first six months of 2001. Sales in the government/military segment increased $105.6 million, partially offset by a $23.3 million decline in sales to our commercial airline customers. Aviall Services' net sales for the six months ended June 30, 2002 also reflect increased sales of $14.1 million in the general aviation segment resulting from market share gains. Sales of products relating to the RR T56 engine line increased approximately $105 million. The 2002 net sales amounts do not include approximately $74 million of RR T56 sales (valued at our contractual prices) made directly by Rolls-Royce to the U.S. military during the RR T56 transition program which ended in June 2002. We received full margin for these sales and assumed responsibility for direct shipments to the U.S. military on Rolls-Royce's behalf at the end of the second quarter of 2002. Net sales at ILS were $13.3 million - up slightly year-over-year. ILS continued to set new records for inventory listings, the number of accesses, and the number of subscribers on ILSmart.com, with overall usage increasing by over 13% year-over-year.

     GROSS PROFIT. Gross profit of $79.6 million increased $20.9 million or 35.7% in the first half of 2002 compared to $58.7 million in the first half of 2001. Gross profit as a percentage of net sales fell slightly to 22.1%, reflecting the incorporation of lower-margin RR T56 sales. On a pro forma basis, including the approximately $74 million of RR T56 sales (valued at our contractual prices) made directly by Rolls-Royce, Aviall's full year gross profit as a percentage of net sales would have been 18.3%.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $5.3 million to $48.5 million in the first six months of 2002 as compared to the first six months of 2001, but decreased as a percentage of net sales from 16.3% to 13.5%. The increase in selling and administrative expenses is largely attributable to the new RR T56 product line, higher depreciation costs associated with increased spending on technology infrastructure, and the cost of a special meeting of stockholders held in March 2002. This increase in selling and administrative expenses was partially offset by the implementation of SFAS 142, which reduced goodwill amortization by $1.0 million in the first half of 2002 compared to the same period in 2001.

     INTEREST EXPENSE. Interest expense increased $6.3 million to $11.2 million in the first six months of 2002 from $4.9 million in the first six months of 2001. This expected increase was primarily due to our new capital structure which resulted in higher borrowings, higher amortization of debt issuance costs and debt discount, and the relatively high interest rate on our senior unsecured notes.

     NET EARNINGS. Net earnings for the first six months of 2002 were $12.3 million, an increase of 96.2% compared to the $6.3 million reported in the first half of 2001.

     DEEMED DIVIDEND. The deemed dividend of $20.5 million in 2002 resulted from the conversion of all of our outstanding Series B Redeemable Preferred Stock into 45,110 shares of Series D Redeemable Preferred Stock on March 15, 2002. The deemed dividend reflects the difference between the closing market price of our common stock on the New York Stock Exchange on March 15, 2002 and the $5.80 conversion price of the Series D Redeemable Preferred Stock negotiated in December 2001, multiplied by the total number of shares of common stock into which the Series D Redeemable Preferred Stock could have been converted on March 15, 2002.

     PREFERRED STOCK DIVIDEND. The noncash preferred stock dividends of $2.1 million paid during the first half of 2002 resulted from the issuance of 2,048 shares of Series D Redeemable Preferred Stock in payment of the quarterly payable-in-kind dividends on the Series D Redeemable Preferred Stock due in the first half of 2002.

INCOME TAXES

     Cash tax (refunds) payments were $(0.2) million and $0.2 million for the three and six months ended June 30, 2002, respectively. Our cash income tax expense continues to be substantially lower than the U.S. federal statutory rate through the use of our large U.S. federal net operating loss. Our cash tax expense is primarily related to foreign taxes on foreign operations. In order to fully utilize our $71.2 million deferred tax asset as of December 2001, we must generate $196.2 million of taxable income. As of December 31, 2001, our estimated net operating loss carryforward was approximately $137.3 million, substantially expiring in 2009 through 2011. We generated U.S. federal taxable income of $20.0 million, $12.0 million and $15.9 million in 2001, 2000 and 1999, respectively. Based on current and expected future earnings levels, we believe it is more likely than not our net operating losses will be fully utilized. The net operating losses may not be fully utilized for several years if we do not achieve expected future earnings levels. Additionally, if certain substantial changes in our ownership should occur, there could be an annual limitation on the amount of the U.S. federal net operating loss carryforward that we could utilize. The amount of the annual limitation could vary significantly based on factors existing at the date of the change in ownership.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows provided by (used for) operations were $19.5 million in the first six months of 2002 compared to $(28.2) million in the first six months of 2001. The increase in 2002 resulted primarily from sales and gross margin from the new RR T56 contract and an increase in accounts payable subsequent to the December 2001 initial upfront payment for inventory. Aviall Services inventory turns and receivables days beyond terms have improved moderately since December 2001. Capital expenditures, primarily for planned system enhancements at both Aviall Services and ILS and costs related to the implementation of the RR T56 contract, were $3.1 million in the first six months of 2002 compared to $5.9 million in the first six months of 2001. We expect capital expenditures (including noncash capital expenditures) will be approximately $6.0 million in 2002. However, as a result of our better than expected operating performance, we intend to request amendments to our loan agreements that would enable us to increase our capital spending to $9.0 million for 2002. Net cash flows (used for) provided by financing activities were $(4.0) million in the first six months of 2002 compared to $47.9 million in the first six months of 2001. The large increase in 2001 related to the addition of the new Honeywell product lines.

     In December 2001, we (i) sold 45,000 shares of Series B Redeemable Preferred Stock for cash proceeds of $45.0 million, (ii) sold $80.0 million of Aviall Services' unsecured senior notes due 2007 and (iii) entered into a new $200.0 million senior secured credit facility. The proceeds from these transactions were used to (i) pay Rolls-Royce $90.0 million for aftermarket fulfillment rights and the purchase of the initial parts inventory under the RR T56 engine parts agreement, (ii) repay our former $160.0 million senior secured revolving credit facility and term loan and (iii) fund working capital requirements.

     On March 15, 2002 following stockholder approval, the Series B Redeemable Preferred Stock was automatically converted into 45,110 shares of Series D Redeemable Preferred Stock, which as of March 15, 2002 was convertible into 7,777,584 shares of common stock. Upon conversion of the Series B Redeemable Preferred Stock, we recorded a $20.5 million deemed dividend reflecting the difference between the closing market price of our common stock on the New York Stock Exchange on March 15, 2002 and the $5.80 conversion price of the Series D Redeemable Preferred Stock negotiated in December 2001, multiplied by the total number of shares of common stock into which the Series D Redeemable Preferred Stock could have been converted on March 15, 2002. Dividends on the Series D Redeemable Preferred Stock are payable quarterly in additional shares of Series D Redeemable Preferred Stock on a cumulative basis at an annual rate of 9.0%. From March 15, 2002 to June 30, 2002, we issued an additional 2,158 shares of Series D Redeemable Preferred Stock in payment of the quarterly dividends due March 31, 2002 and June 30, 2002. As of June 30, 2002, there were 47,158 shares of Series D Redeemable Preferred Stock outstanding which were convertible into 8,130,687 shares of common stock. Without the prior consent of the holders of our Series D Redeemable Preferred Stock, we are prohibited from, among other things, incurring certain types of additional debt, making specified payments and capital expenditures, consolidating, merging with or acquiring another business, or selling certain of our assets. Unless previously converted into common stock, we must redeem all outstanding shares of Series D Redeemable Preferred Stock on June 21, 2008 for $1,000 per share plus accrued and unpaid dividends, if any.

     Our new senior secured credit facility consists of a $200.0 million revolving credit and letter of credit facility due in 2006, with availability determined by reference to a borrowing base calculated using our eligible accounts receivable and inventory. As of June 30, 2002, we had approximately $105.0 million outstanding on our senior secured credit facility and had issued letters of credit for approximately $0.3 million. As of June 30, 2002, we had $60.2 million available for additional borrowings under our senior secured credit facility and our borrowing base was $165.5 million. Borrowings under our credit facility bear interest, at our option, based upon either: a Eurodollar Rate plus an applicable margin ranging from 2.5% to 3.0% depending upon certain of our financial ratios, or a Base Rate plus an applicable margin ranging from 1.5% to 2.0% depending upon certain of our financial ratios. The Base Rate is the highest of the agent bank's base rate, the federal funds rate plus 0.5%, or the sum of (i) 0.5% per annum, (ii) the agent bank's maximum annual assessment rate during the latest three-week period and (iii) the agent bank's rate per annum for the latest three-week period. As of June 30, 2002, the average interest rate on our senior secured credit facility was 4.94%. A commitment fee of 0.5% is payable quarterly on the unused portion of the credit facility. Obligations under the new credit facility are collateralized by substantially all of our domestic assets and 65% of the stock of each of our foreign subsidiaries. Our credit facility also contains a clause that permits the acceleration of amounts due at the option of the agent bank, and lock-box provisions for the payment of outstanding borrowings. Based on the terms of our new credit facility and pursuant to EITF Issue No. 95-22, "Balance Sheet Classification of Revolving Credit Agreement Obligations Involving Lock-Box Arrangements," we have classified amounts outstanding under the senior secured credit facility as current. We believe that receipts of cash as payment on accounts receivable will be sufficient to satisfy amounts outstanding under the senior secured credit facility as they become due.

     Our senior secured credit facility contains various restrictive financial covenants, including several that are based on earnings before interest, taxes, depreciation, amortization, extraordinary gains or losses, and one-time items, or Adjusted EBITDA. First, our minimum Adjusted EBITDA covenant requires us to generate Adjusted EBITDA of at least $25.0 million during the first six months of 2002 and $40.0 million during the first nine months of 2002. On December 31, 2002, our minimum Adjusted EBITDA covenant will be replaced with a maximum leverage ratio covenant that will measure the ratio of our outstanding debt to our Adjusted EBITDA for the trailing four quarters. This maximum leverage ratio covenant will initially be set at 4.25 to 1 on December 31, 2002, and it will periodically decline until it reaches 2.50 to 1 for December 31, 2004 and all periods thereafter. In addition, on December 31, 2002, we must also comply with a minimum interest coverage ratio covenant that will measure the ratio of our Adjusted EBITDA for the trailing four quarters to our interest expense during the trailing four quarters. The minimum interest coverage ratio covenant will initially be set at 2.50 to 1 on December 31, 2002 and will periodically increase until it reaches 3.50 to 1 for December 31, 2004 and all periods thereafter. Furthermore, we must maintain a tangible net worth at or above certain levels, including a minimum tangible net worth of $149.6 million on June 30, 2002, $157.9 million on September 30, 2002 and $160.9 million on December 31, 2002. Our tangible net worth covenant will periodically increase until it reaches $315.3 million on December 31, 2006, at which time it will expire. Finally, we must limit our capital expenditures to no more than $6.6 million for 2002, $11.3 million for 2003 and $11.0 million for each of 2004, 2005 and 2006.

     We also maintain a revolving credit facility in Canada to balance the Canadian dollar-denominated net assets of our Canadian subsidiary. The Canadian $6.0 million credit facility was renewed in April 2002 and had an outstanding balance of U.S. $1.0 million at June 30, 2002.

     The $80.0 million of senior unsecured notes bear interest at 14.0% per annum and mature on December 21, 2007, unless previously redeemed at our option. Of the 14.0% interest rate on the senior unsecured notes, 13.0% is payable in cash and 1.0% is payable in additional senior unsecured notes. On June 30, 2002, we paid a cash interest payment of $2.7 million, and the outstanding principal amount on our senior unsecured notes increased by $0.2 million to $80.4 million. On March 15, 2002 following stockholder approval, we issued to our senior unsecured noteholders warrants exercisable for an aggregate of 1,750,000 shares of our common stock (subject to adjustment for antidilution events) at an exercise price of $0.01 per share. We valued the warrants using an option pricing model and recorded an $11.1 million discount on our senior unsecured notes, which will be amortized over the term of the senior unsecured notes. After the issuance of the warrants, the effective interest rate for the senior unsecured notes is 15.3%.

     Our senior unsecured notes also contain various restrictive financial covenants, several of which are less restrictive than those relating to our senior secured credit facility. First, our minimum Adjusted EBITDA covenant requires us to generate Adjusted EBITDA of at least $22.5 million during the first six months of 2002 and $36.0 million during the first nine months of 2002. On December 31, 2002, our minimum Adjusted EBITDA covenant will be replaced with a maximum leverage ratio covenant that will measure the ratio of our outstanding debt to our Adjusted EBITDA for the trailing four quarters. This maximum leverage ratio covenant will initially be set at 4.75 to 1 on December 31, 2002, and it will periodically decline until it reaches 3.00 to 1 for December 31, 2004 and all periods thereafter. In addition, on December 31, 2002, we must also comply with a minimum interest coverage ratio covenant that will measure the ratio of our Adjusted EBITDA for the trailing four quarters to our interest expense during the trailing four quarters. The minimum interest coverage ratio covenant will initially be set at 2.00 to 1 on December 31, 2002 and will periodically increase until it reaches 3.00 to 1 for December 31, 2004 and all periods thereafter. Furthermore, we must maintain a tangible net worth at or above certain levels, including a minimum tangible net worth of $146.0 million on June 30, 2002, $153.0 million on September 30, 2002 and $155.0 million on December 31, 2002. Our tangible net worth covenant will periodically increase until it reaches $285.0 million on December 31, 2006, at which time it will expire. Finally, we must limit our capital expenditures to no more than $7.3 million for 2002, $12.4 million for 2003 and $12.1 million for each of 2004, 2005 and 2006. We are currently in compliance with and expect to continue to be in compliance with the covenants in our senior secured credit facility and senior unsecured notes for at least the next twelve months.

     In addition, without the prior consent of the holders of our senior unsecured notes, we are prohibited from, among other things, incurring certain types of additional debt, making specified payments and capital expenditures, consolidating, merging with or acquiring another business, or selling certain of our assets.

     We have the option to redeem the senior unsecured notes prior to their maturity at a premium. However, we do not currently intend to refinance these notes in 2002 unless a significant event, such as the award of another major distribution rights contract, exceeds our borrowing capacity. We continue to explore opportunities to acquire additional product lines with a number of major original equipment manufacturers but there is no certainty that any of these discussions will lead to a major new contract in 2002 or beyond.

     Additionally, we continually review opportunities for acquiring other compatible businesses or operations. If a strategic acquisition candidate meets our quantitative and qualitative thresholds, it is possible that such a transaction might require us to refinance our senior unsecured notes.

     We expect our interest expense to approximately double in 2002 due to the higher borrowings, amortization of higher debt issuance costs and debt discount and the relatively high interest rate on our senior unsecured notes. We believe our cash flow from operations and available credit under our credit facilities are sufficient to meet our anticipated normal working capital and operating needs (including increased interest expense) for the next twelve months.

OUTLOOK

     We primarily participate in the global aviation aftermarket through Aviall Services and ILS. Our operations and results of operations are affected by the general economic cycle, particularly as it influences flight activity in the government/military, commercial, business and general aviation segments. We benefit from our participation in the global aviation aftermarket by generating revenues from many national economies and by actively participating in each of the aviation sectors.

     The effects of the September 11th terrorist attacks are still being felt throughout the aviation community. Commercial air travel in the U.S. has been significantly affected. The demand for commercial air travel in the U.S. was significantly reduced in the period immediately following September 11th, and the current global economic slowdown has also affected travel demand in other regions such as Europe. The reduced flight activity and accompanying accelerated retirement of older aircraft have reduced demand for some of the new replacement parts we sell, particularly in the commercial aviation market. Airlines and other aviation firms around the world are experiencing significant financial losses, and the viability of some of these firms is questionable. We could be negatively affected if our receivables from certain major customers become uncollectible. Subsequent to quarter end, US Airways Group and Vanguard Airlines each filed for bankruptcy protection. Our sales to these customers during the first six months of 2002 were less than one percent of net sales. We believe our reserves as of June 30, 2002 are adequate for our current exposure under the bankruptcy.

     Although ILS experienced a slight decrease in aviation industry-related subscribers after September 11th, this decrease was partially offset by an increase in the number of government-related and general aviation subscribers. As a result, ILS has not experienced a material adverse impact on its business as a result of the September 11th terrorist attacks and related aftermath.

     We believe the aviation industry has begun to show some slight signs of recovery. Over time, we believe this will result in an increase in demand for replacement parts. However, the length of time required for a full recovery is not known, and the recovery could be threatened by a number of factors, including slower economic growth or additional terrorist activity. At the same time, the U.S. military and certain foreign militaries have significantly increased their flight activities, especially in connection with increased post-September 11th military operations around the world. Generally, business and general aviation flight activity, with the exception of small, piston-engine aircraft, has remained relatively stable after the September 11th restrictions on flying were relaxed. During the first six months of 2002, on a pro forma basis including direct sales of RR T56 parts made by Rolls-Royce, Aviall Services' net sales would have been derived approximately 46% from government/military sales, 26% from commercial airline sales and 28% from general aviation sales. Not including the direct RR T56 sales made by Rolls-Royce, Aviall Services' net sales were derived approximately 35% from government/military sales, 31% from commercial airline sales and 34% from general aviation sales.

     In late December 2001, we were awarded exclusive ten-year worldwide aftermarket fulfillment rights for the RR T56 series engine which is primarily used for military transport aircraft. Under this agreement, we paid $90.0 million for the aftermarket fulfillment rights and the purchase of an initial inventory of parts. The award is the largest in our history and is expected to add in excess of $3.0 billion to our net sales over the ten-year life of the agreement, which began January 2, 2002. Sales associated with this agreement were expected to be at least $250 million in 2002 and are running at levels above that estimate. This estimate includes direct sales by Rolls-Royce to the U.S. military totaling approximately $74 million (valued at our contractual prices) during the RR T56 transition program, which was completed near the end of the second quarter of 2002. Rolls-Royce paid us a commission on these sales equal to the gross margin we would have recognized on these orders had we shipped them directly. As a result, during the first half of 2002, our net sales did not reflect the amount of these direct sales by Rolls-Royce, but our earnings were not affected. In addition, the agreement requires us to purchase approximately $319 million of RR T56 inventory in 2002 with approximately $215 million fulfilled through the end of the second quarter of 2002.

     Upon stockholder approval of the issuance of the Series D Redeemable Preferred Stock, we recorded a $20.5 million noncash deemed dividend reflecting the difference between the closing market price of the common stock on the New York Stock Exchange on March 15, 2002 and the $5.80 conversion price of the Series D Redeemable Preferred Stock negotiated in December 2001, multiplied by the total number of shares of common stock into which the Series D Redeemable Preferred Stock could have been converted on March 15, 2002. This one-time, noncash charge reduced retained earnings and increased paid in capital within the equity accounts and lowered earnings per share for the first quarter and the first half of 2002 and will reduce the full year earnings per share for 2002.

     We believe both ILS and Aviall Services are scalable businesses, with significant portions of their expenses being relatively fixed in the short-term. While this scalability produces positive results in a growing marketplace as can be seen by the impact of the RR T56 agreement, in a shrinking marketplace potential expense reductions can result in longer term impacts to the business, such as delays in capital projects, and will require longer time periods to produce cost reductions.

FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that are based on the beliefs of our management, as well as assumptions and estimates made by, and information currently available to, our management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to risks, uncertainties and assumptions relating to our operations and results of operations as well as those of our customers and suppliers, including as a result of competitive factors and pricing pressures, shifts in market demand, general economic conditions and other factors including, among others, those that effect flight activity in the commercial, business, government/military, and general aviation segments, the business activities of our customers and suppliers and developments in information and communication technology. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described in the forward-looking statements.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have market risk exposure arising from changes in interest rates and foreign exchange rates. From time to time, we have used financial instruments to offset such risks. We do not use financial instruments for trading or speculative purposes. We have experienced no significant changes in market risk during the first half of 2002. Our market risk is described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2001.

                           PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

     Not applicable.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our 2002 Annual Meeting of Stockholders on June 14, 2002, and the matters voted upon at that meeting were the following:

     The election of Richard J. Schnieders and Bruce N. Whitman to serve as directors for a term expiring at our 2005 Annual Meeting of Stockholders.

                                                      For                   Withheld
                                                      ---                   --------
             Richard J. Schnieders                22,344,017                2,272,885
             Bruce N. Whitman                     22,317,755                2,299,147

     The approval of an amendment to the Aviall, Inc. 1998 Stock Incentive Plan to increase the number of shares of our common stock authorized for issuance under this plan by 1,050,000 shares.

                 For             Against          Abstentions            Broker Non-Vote
                 ---             -------          -----------            ---------------
             13,955,859         4,855,216           38,569                  5,767,258

     The approval of an amendment to the Aviall, Inc. Amended and Restated 1998 Directors Stock Plan to increase the number of shares of our common stock authorized for issuance under this plan by 100,000 shares.

                 For             Against          Abstentions            Broker Non-Vote
                 ---             -------          -----------            ---------------
             14,416,253         4,398,996           34,395                  5,767,258

     The ratification of the appointment of PricewaterhouseCoopers LLP to serve as independent auditors for the Company and its subsidiaries for the fiscal year ending December 31, 2002.

                 For             Against          Abstentions            Broker Non-Vote
                 ---             -------          -----------            ---------------
             24,412,342          181,277            23,283                    None

ITEM 5: OTHER INFORMATION

     Not applicable.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AVIALL, INC.

August 14, 2002                           By   /s/ Jacqueline K. Collier
                                               -------------------------------
                                               Jacqueline K. Collier
                                               Vice President and Controller
                                               Principal Accounting Officer

August 14, 2002                                /s/ Cornelius Van Den Handel
                                               -------------------------------
                                               Cornelius Van Den Handel
                                               Vice President and Treasurer
                                               Principal Financial Officer