Form 10-Q
period 2002-09-30
AVIALL INC
filed 2002-11-14
CIK 701650

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

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

          OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ___________ TO _____________


          COMMISSION FILE NUMBER 1-12380


                                  AVIALL, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                65-0433083
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

        2750 REGENT BOULEVARD                          75261-9048
          DFW AIRPORT, TEXAS                           (Zip Code)
(Address of principal executive offices)

                                 (972) 586-1000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock, par value $.01 per share, outstanding at November 8, 2002 was 18,837,933.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                  AVIALL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                          ----------------------------   ----------------------------
                                                               2002            2001           2002            2001
                                                          ------------    ------------   ------------    ------------
Net sales                                                 $    221,951         127,816        582,663         392,104
Cost of sales                                                  182,817          98,251        463,911         303,862
                                                          ------------    ------------   ------------    ------------
Gross profit                                                    39,134          29,565        118,752          88,242
Operating and other expenses:
   Selling and administrative expenses                          23,102          22,029         71,628          65,216
   Unusual items                                                    --             926             --             926
   Interest expense                                              5,600           2,647         16,843           7,508
                                                          ------------    ------------   ------------    ------------
Earnings from continuing operations before income taxes         10,432           3,963         30,281          14,592
Provision for income taxes                                       3,510           1,857         11,053           6,215
                                                          ------------    ------------   ------------    ------------
Earnings from continuing operations                              6,922           2,106         19,228           8,377

Discontinued operations:
   Gain on disposal (net of income tax expense of $131
      in 2001)                                                      --             244             --             244
                                                          ------------    ------------   ------------    ------------
Earnings from discontinued operations                               --             244             --             244
                                                          ------------    ------------   ------------    ------------
Net earnings                                                     6,922           2,350         19,228           8,621
Less deemed dividend from beneficial conversion
   feature                                                          --              --        (20,533)             --
Less preferred stock dividends                                  (1,061)             --         (3,114)             --
                                                          ------------    ------------   ------------    ------------
Net earnings (loss) applicable to common shares           $      5,861           2,350         (4,419)          8,621
                                                          ============    ============   ============    ============

Basic net earnings (loss) per share:
   Earnings (loss) from continuing operations             $       0.22            0.11          (0.24)           0.45
   Earnings from discontinued operations                            --            0.01             --            0.01
                                                          ------------    ------------   ------------    ------------
Net earnings (loss)                                       $       0.22            0.12          (0.24)           0.46
                                                          ============    ============   ============    ============
Weighted average common shares                              18,472,479      18,495,281     18,412,992      18,480,302
                                                          ============    ============   ============    ============
Diluted net earnings (loss) per share:
   Earnings (loss) from continuing operations             $       0.22            0.11          (0.24)           0.45
   Earnings from discontinued operations                            --            0.01             --            0.01
                                                          ------------    ------------   ------------    ------------
Net earnings (loss)                                       $       0.22            0.12          (0.24)           0.46
                                                          ============    ============   ============    ============
Weighted average common and potentially dilutive
   common shares                                            29,154,004      18,757,428     27,090,311      18,655,098
                                                          ============    ============   ============    ============



See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                          -------------------   -------------------
                                                            2002       2001       2002       2001
                                                          --------   --------   --------   --------

Net earnings                                              $  6,922      2,350     19,228      8,621
Other comprehensive income (loss):
   Cumulative effect of change in accounting principle-
     adoption of SFAS 133 (net of income tax benefit
     of $165)                                                   --         --         --       (262)
   Fair value adjustment of derivative instruments
     (net of income tax expense (benefit) of $12
     and $(76))                                                 --         19         --       (119)
                                                          --------   --------   --------   --------
Comprehensive income                                      $  6,922      2,369     19,228      8,240
                                                          ========   ========   ========   ========




See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         SEPTEMBER 30,     DECEMBER 31,
                                                                             2002             2001
                                                                         -------------    -------------
                                                                          (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                             $       5,392            2,526
   Receivables                                                                 106,616           75,134
   Inventories                                                                 291,648          241,635
   Prepaid expenses and other current assets                                     2,504            2,567
   Deferred income taxes                                                        21,842           21,842
                                                                         -------------    -------------
Total current assets                                                           428,002          343,704
                                                                         -------------    -------------
Property and equipment                                                          31,768           33,460
Goodwill                                                                        46,843           46,843
Intangible assets                                                               49,794           44,503
Deferred income taxes                                                           39,195           49,369
Other assets                                                                    13,490           15,350
                                                                         -------------    -------------
Total assets                                                             $     609,092          533,229
                                                                         =============    =============

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND
SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                     $       2,673            3,591
   Revolving line of credit                                                    107,648          107,706
   Accounts payable                                                            114,258           51,090
   Accrued expenses                                                             27,015           31,659
                                                                         -------------    -------------
Total current liabilities                                                      251,594          194,046
                                                                         -------------    -------------

Long-term debt, net of unamortized discount of $10,123 at
   September 30, 2002                                                           77,941           89,557
Other liabilities                                                               13,426           14,623
Commitments and contingencies                                                       --               --
Convertible redeemable preferred stock (160,000 shares authorized;
   48,217 shares and 45,110 shares issued and outstanding at
   September 30, 2002 and December 31, 2001, respectively;
   $1,000 aggregate liquidation preference per share)                           43,286           40,161
Shareholders' equity:
   Common stock ($.01 par value, 80,000,000 shares authorized;
     20,845,820 shares and 20,497,992 shares issued at September 30,
     2002 and December 31, 2001, respectively)                                     208              205
   Additional paid-in-capital                                                  360,198          328,022
   Accumulated deficit                                                        (109,090)        (104,671)
   Unearned compensation - restricted stock                                       (682)            (965)
   Treasury stock, at cost (2,007,887 shares and 2,002,002 shares at
     September 30, 2002 and December 31, 2001, respectively)                   (27,789)         (27,749)
                                                                         -------------    -------------
Total shareholders' equity                                                     222,845          194,842
                                                                         -------------    -------------
Total liabilities, convertible redeemable preferred stock
     and shareholder                                                     $     609,092          533,229
                                                                         =============    =============


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                             NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                          ----------------------
                                                             2002         2001
                                                          ---------    ---------
OPERATING ACTIVITIES:
   Net earnings                                           $  19,228        8,621
   Unusual items                                                 --          926
   Gain on disposal of discontinued operations                   --         (244)
   Depreciation and amortization                             12,774        8,313
   Deferred income taxes                                     10,181        5,720
   Compensation expense on restricted stock awards              283          170
   Changes in:
     Receivables                                            (31,482)        (670)
     Inventories                                            (50,013)     (36,215)
     Accounts payable                                        63,168       (6,029)
     Accrued expenses                                        (4,068)         462
     Other, net                                              (1,214)       1,088
                                                          ---------    ---------
   Net cash provided by (used for) operating activities      18,857      (17,858)
                                                          ---------    ---------
INVESTING ACTIVITIES:
   Purchase of distribution rights                           (9,219)     (13,532)
   Capital expenditures                                      (4,307)     (12,751)
   Sales of property, plant and equipment                       131            6
                                                          ---------    ---------
   Net cash used for investing activities                   (13,395)     (26,277)
                                                          ---------    ---------
FINANCING ACTIVITIES:
   Debt repaid                                               (1,794)      (5,257)
   Net change in revolving credit facility                   (1,251)      48,021
   Issuance of common stock                                     585           85
   Debt issue costs paid                                        (89)      (1,037)
   Purchase of treasury stock                                   (40)          --
   Cash dividends paid on redeemable preferred stock             (7)          --
                                                          ---------    ---------
   Net cash (used for) provided by financing activities      (2,596)      41,812
                                                          ---------    ---------
Change in cash and cash equivalents                           2,866       (2,323)
Cash and cash equivalents, beginning of period                2,526        4,865
                                                          ---------    ---------
Cash and cash equivalents, end of period                  $   5,392        2,542
                                                          =========    =========
CASH PAID FOR INTEREST AND INCOME TAXES:
   Interest                                               $  13,399        6,922
   Income taxes                                           $     430        1,724

NON CASH INVESTING AND FINANCING ACTIVITIES:
   Dividends on redeemable preferred stock                $  23,640           --
   Issuance of warrants                                   $  11,060           --


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Aviall, Inc. for the year ended December 31, 2001.

NOTE 2 - ACCOUNTING POLICY

     During the second quarter of 2002, we changed our classification of inventory obsolescence and inventory shrinkage from selling and administrative expenses to cost of sales. Prior periods have been reclassified to reflect this change.

NOTE 3 - SEGMENT INFORMATION

     The following tables present information by operating segment (in thousands):

                                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                               SEPTEMBER 30,             SEPTEMBER 30,
                                                          ----------------------    ----------------------
NET SALES                                                   2002         2001         2002         2001
---------                                                 ---------    ---------    ---------    ---------
Aviall Services                                           $ 215,078      121,194      562,450      372,191
ILS                                                           6,873        6,622       20,213       19,913
                                                          ---------    ---------    ---------    ---------
Total net sales                                           $ 221,951      127,816      582,663      392,104
                                                          =========    =========    =========    =========
PROFIT
Aviall Services                                           $  15,875        6,171       47,678       20,403
ILS                                                           2,424        2,562        7,065        7,794
                                                          ---------    ---------    ---------    ---------
   Reportable segment profit                                 18,299        8,733       54,743       28,197
Corporate                                                    (2,267)      (2,123)      (7,619)      (6,097)
Interest expense                                             (5,600)      (2,647)     (16,843)      (7,508)
                                                          ---------    ---------    ---------    ---------
Earnings from continuing operations before income taxes   $  10,432        3,963       30,281       14,592
                                                          =========    =========    =========    =========

NOTE 4 - EARNINGS PER SHARE

     A reconciliation of the numerator and denominator of the basic and diluted net earnings per share, or EPS, calculations for net earnings follows:

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                    ----------------------------   ----------------------------
NUMERATOR (IN THOUSANDS)                                2002            2001           2002            2001
------------------------                            ------------    ------------   ------------    ------------
Net earnings                                        $      6,922           2,350         19,228           8,621
Preferred stock dividends                                 (1,061)             --        (23,647)             --
                                                    ------------    ------------   ------------    ------------
Net earnings (loss) available for distribution             5,861           2,350         (4,419)          8,621
Undistributed earnings allocated to participating
   preferred stockholders                                 (1,791)             --             --              --
                                                    ------------    ------------   ------------    ------------
Net earnings (loss) for purposes of computing
   basic net earnings (loss) per share                     4,070           2,350         (4,419)          8,621
Preferred stock dividends                                  1,061              --         23,647              --
Undistributed earnings allocated to participating
   preferred stockholders                                  1,791              --             --              --
                                                    ------------    ------------   ------------    ------------
Net earnings for purposes of computing diluted
   net earnings per share                           $      6,922           2,350         19,228           8,621
                                                    ============    ============   ============    ============
DENOMINATOR
------------
Weighted average common shares outstanding
   for purposes of computing basic net earnings
   (loss) per share                                   18,472,479      18,495,281     18,412,992      18,480,302
Effect of dilutive securities:
   Stock options                                         612,513         262,147        349,210         174,796
   Restricted stock rights                               225,791              --        214,178              --
   Warrants                                            1,712,534              --      1,263,603              --
   Convertible redeemable preferred stock              8,130,687              --      6,850,328              --
                                                    ------------    ------------   ------------    ------------
Weighted average common shares outstanding
   for purposes of computing diluted net earnings
   per share                                          29,154,004      18,757,428     27,090,311      18,655,098
                                                    ============    ============   ============    ============


     For the three months ended September 30, 2002, basic EPS is computed by allocating income available for distribution to the common and preferred shareholders using the "two-class" method prescribed by Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." Net earnings are reduced by dividends to preferred and common shareholders to arrive at net earnings available for distribution. These earnings are then allocated between the common and preferred shareholders based on the weighted average common and preferred shares outstanding, on an as-converted basis. Diluted EPS is computed using the if-converted method by dividing net earnings by the weighted average number of common and dilutive potential common shares outstanding during the period.

     For the three months ended September 30, 2001 and the nine month periods ended September 30, 2002 and 2001, basic EPS is computed by dividing net earnings (loss) available for distribution by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net earnings (loss) by the weighted average number of common and dilutive potential common shares outstanding during the period. Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

     Diluted EPS was not dilutive, or lower than basic, for the three months and nine months ended September 30, 2002. Therefore, diluted EPS for the three months and nine months ended September 30, 2002 is presented equal to basic EPS.

NOTE 5 - CONVERTIBLE REDEEMABLE PREFERRED STOCK

     On March 15, 2002 following stockholder approval, our Series B Senior Convertible Participating Preferred Stock, or Series B Redeemable Preferred Stock, was automatically converted into 45,110 shares of Series D Senior Convertible Participating Preferred Stock, or Series D Redeemable Preferred Stock, which as of March 15, 2002 was convertible into 7,777,584 shares of common stock. Upon conversion of the Series B Redeemable Preferred Stock, we recorded a $20.5 million deemed dividend reflecting the difference between the $8.44 closing market price of our common stock on the New York Stock Exchange on March 15, 2002 and the $5.80 conversion price of the Series D Redeemable Preferred Stock negotiated in December 2001, multiplied by the total number of shares of common stock into which the Series D Redeemable Preferred Stock could have been converted on March 15, 2002.

     Dividends on the Series D Redeemable Preferred Stock are payable quarterly in additional shares of Series D Redeemable Preferred Stock on a cumulative basis at an annual rate of 9.0%. On September 30, 2002, we issued an additional 1,059 shares of Series D Redeemable Preferred Stock and recorded $1.1 million in payment of the quarterly dividend due September 30, 2002. As of September 30, 2002, there were 48,217 shares of Series D Redeemable Preferred Stock outstanding, which were convertible into 8,313,274 shares of common stock.

     Unless previously converted into common stock, we must redeem all outstanding shares of Series D Redeemable Preferred Stock on June 21, 2008 for $1,000 per share, plus accrued and unpaid dividends, if any.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

     Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", or SFAS 142. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The statement eliminates amortization of goodwill and intangible assets with indefinite lives and requires a transitional impairment test of these assets within six months of the date of adoption and an annual impairment test thereafter and in certain circumstances. We have completed the transitional impairment tests of goodwill and intangible assets with indefinite lives as of January 1, 2002, and no impairment was noted. We will perform our next impairment test in the fourth quarter and thereafter at least annually.

                                          SEPTEMBER 30, 2002                DECEMBER 31, 2001
                                    ------------------------------   --------------------------------
                                     AVIALL                           AVIALL
(IN THOUSANDS)                      SERVICES     ILS       TOTAL     SERVICES      ILS        TOTAL
--------------                      --------   --------   --------   --------    --------    --------

Balance as of beginning of period   $ 42,692      4,151     46,843     44,424       4,336      48,760
Year-to-date amortization                 --         --         --     (1,732)       (185)     (1,917)
                                    --------   --------   --------   --------    --------    --------
Balance as of end of period         $ 42,692      4,151     46,843     42,692       4,151      46,843
                                    ========   ========   ========   ========    ========    ========



                                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                                             SEPTEMBER 30,            SEPTEMBER 30,
                                                         ---------------------   ----------------------
(IN THOUSANDS, EXCEPT SHARE DATA)                           2002       2001        2002         2001
---------------------------------                        ---------   ---------   ---------    ---------

Reported net earnings                                    $   6,922       2,350      19,228        8,621
Add:  Goodwill amortization, net of income tax expense          --         255          --          825
                                                         ---------   ---------   ---------    ---------
Adjusted net earnings                                    $   6,922       2,605      19,228        9,446
                                                         =========   =========   =========    =========
Basic net earnings (loss) per share:
   Reported net earnings (loss)                          $    0.22        0.12       (0.24)        0.46
   Goodwill amortization, net of income tax expense             --        0.01          --         0.04
                                                         ---------   ---------   ---------    ---------
   Adjusted net earnings (loss)                          $    0.22        0.13       (0.24)        0.50
                                                         =========   =========   =========    =========

Diluted net earnings (loss) per share:
   Reported net earnings (loss)                          $    0.22        0.12       (0.24)        0.46
   Goodwill amortization, net of income tax expense             --        0.01          --         0.04
                                                         ---------   ---------   ---------    ---------
   Adjusted net earnings (loss)                          $    0.22        0.13       (0.24)        0.50
                                                         =========   =========   =========    =========

     Included in intangible assets in the accompanying consolidated balance sheets are distribution rights, as follows:

   (IN THOUSANDS)                      SEPTEMBER 30, 2002    DECEMBER 31, 2001
   --------------                      ------------------    ------------------
   Gross carrying amount               $           60,473                51,254
   Accumulated amortization                       (10,679)               (6,751)
                                       ------------------    ------------------
                                       $           49,794                44,503
                                       ==================    ==================

     Amortization expense of definite lived intangible assets amounted to $1.3 million and $1.1 million for the three months ended September 30, 2002 and 2001, respectively, and $3.9 million and $2.6 million for the nine months ended September 30, 2002 and 2001, respectively.

     Estimated amortization expense of definite lived intangible assets for each of the five succeeding years is as follows (in thousands):

                       YEARS ENDING DECEMBER 31,
                       -------------------------
                       2002              $5,458
                       2003              $6,120
                       2004              $6,120
                       2005              $6,120
                       2006              $6,120

NOTE 7 - DEBT

     On March 15, 2002 following stockholder approval, we issued to our senior unsecured noteholders warrants exercisable for an aggregate of 1,750,000 shares of our common stock (subject to adjustment for antidilution events) at an exercise price of $0.01 per share. We valued the warrants using an option pricing model and recorded an $11.1 million discount on our senior unsecured notes. This discount is being amortized over the term of the senior unsecured notes.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis should be read in conjunction with the information set forth under Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 20 through 32 of our Annual Report on Form 10-K for the year ended December 31, 2001.

CRITICAL ACCOUNTING POLICIES

     For a discussion of our critical accounting policies refer to Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2001 and to Note 2 of the consolidated financial statements accompanying this report. Except as disclosed in Note 2 of the consolidated financial statements accompanying this report, there have been no material changes to the critical accounting policies discussed in our Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS-THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

     NET SALES. Net sales for Aviall Services were $215.1 million, an increase of $93.9 million or 77.5%, from the $121.2 million recorded in the third quarter of 2001. Sales in the government/military segment increased $89.9 million, while sales in the general/corporate aviation segment improved by $10.2 million, primarily as a result of what management believes to be increased market share. Sales in the weaker commercial airline segment declined $6.2 million. Sales of products related to the Rolls-Royce T56/501 D, or RR T56, engine line were approximately $87.8 million in the third quarter of 2002.

     Net sales at Inventory Locator Service, or ILS, of $6.9 million were up $0.3 million year-over-year.

     GROSS PROFIT. Gross profit of $39.1 million for the third quarter of 2002 was up $9.6 million, or 32.4%, from the third quarter 2001 level of $29.6 million. As expected, gross profit as a percentage of net sales fell to 17.6%, reflecting the incorporation of lower-margin RR T56 sales.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $1.1 million to $23.1 million in the third quarter of 2002 from $22.0 million in the third quarter of 2001. The increase in selling and administrative expenses is largely attributable to the new RR T56 product line and higher depreciation costs associated with increased spending on technology infrastructure. This increase in selling and administrative expenses was partially offset by the implementation of SFAS 142, which reduced goodwill amortization by $0.5 million in the third quarter of 2002 as compared to the third quarter of 2001. Selling and administrative expenses as a percentage of net sales fell 6.8 percentage points to 10.4% in the third quarter of 2002 from 17.2% in the third quarter of 2001.

     INTEREST EXPENSE. Interest expense increased $3.0 million to $5.6 million in the third quarter of 2002 from $2.6 million in the third quarter of 2001. Non cash interest expense included in the $5.6 million amounted to $1.4 million. This expected increase was primarily due to our new capital structure, which resulted in higher borrowings, higher amortization of debt issuance costs and debt discount, and the higher interest rate on our senior unsecured notes.

     INCOME TAX EXPENSE. Income tax expense for the third quarter of 2002 was $3.5 million and our effective tax rate was 33.6%. Our third quarter 2001 income tax expense was $1.9 million and our effective tax rate was 46.9%. The reduction in the effective tax rate year over year resulted primarily from the higher earnings in the 2002 quarter compared to the same quarter in 2001, the elimination beginning in 2002 of goodwill expense as a permanent difference and benefits attributable to the Extra Territorial Income (foreign income) exclusion.

     NET EARNINGS. Net earnings for the third quarter of 2002 were $6.9 million, an increase of 194.6% compared to the $2.4 million reported in the third quarter of 2001.

     PREFERRED STOCK DIVIDEND. The non cash preferred stock dividend of $1.1 million in September 2002 resulted from the issuance of 1,059 shares of Series D Redeemable Preferred Stock in payment of the quarterly payable-in-kind dividend on the Series D Redeemable Preferred Stock due September 30, 2002.

RESULTS OF OPERATIONS-NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

     NET SALES. Net sales for Aviall Services were $562.5 million, an increase of $190.3 million or 51.1%, from the $372.2 million recorded in the first nine months of 2001. Sales in the government/military segment increased $197.3 million, partially offset by a $31.4 million decline in sales to our commercial airline customers. Aviall Services' net sales for the nine months ended September 30, 2002 also reflect increased sales of $24.4 million in the general/corporate aviation segment resulting from market share gains. Sales of products relating to the RR T56 engine line were approximately $192.4 million in the first nine months of 2002. The 2002 net sales amounts do not include approximately $74 million of RR T56 sales (valued at our contractual prices) made directly by Rolls-Royce to the U.S. military during the RR T56 transition program, which ended in June 2002. We received full margin for these sales and assumed responsibility for direct shipments to the U.S. military on Rolls-Royce's behalf at the end of the second quarter of 2002.

     Net sales at ILS were $20.2 million - up slightly year-over-year.

     GROSS PROFIT. Gross profit of $118.8 million increased $30.5 million or 34.6% in the first nine months of 2002 compared to $88.2 million in the first nine months of 2001. Gross profit as a percentage of net sales fell slightly to 20.4%, reflecting the incorporation of lower-margin RR T56 sales. If we include the approximately $74 million of RR T56 sales (valued at our contractual prices) made directly by Rolls-Royce, and for which Rolls-Royce paid us a commission equal to the gross margin we would have recognized on these orders had we shipped them directly, Aviall's full year gross profit as a percentage of net sales would have been 18.1%.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $6.4 million to $71.6 million in the first nine months of 2002 as compared to the first nine months of 2001, but decreased as a percentage of net sales from 16.6% to 12.3%. The increase in selling and administrative expenses is largely attributable to the new RR T56 product line, higher depreciation costs associated with increased spending on technology infrastructure, and the cost of a special meeting of stockholders held in March 2002. This increase in selling and administrative expenses was partially offset by the implementation of SFAS 142, which reduced goodwill amortization by $1.4 million in the first nine months of 2002 compared to the same period in 2001.

     INTEREST EXPENSE. Interest expense increased $9.3 million to $16.8 million in the first nine months of 2002 from $7.5 million in the first nine months of 2001. Non cash interest expense included in the $16.8 million amounted to $3.4 million. This expected increase was primarily due to our new capital structure, which resulted in higher borrowings, higher amortization of debt issuance costs and debt discount, and the higher interest rate on our senior unsecured notes.

     INCOME TAX EXPENSE. Income tax expense for the first nine months of 2002 was $11.1 million and our effective tax rate was 36.5%. Income tax expense for the first nine months of 2001 was $6.2 million and our effective tax rate was 42.6%. The reduction in the effective tax rate year over year resulted primarily from the higher earnings in the first nine months of 2002 compared to the same period in 2001, the elimination beginning in 2002 of goodwill expense as a permanent difference and benefits attributable to the Extra Territorial Income (foreign income) exclusion. The expected full year 2002 tax rate is 36.5%.

     NET EARNINGS. Net earnings for the first nine months of 2002 were $19.2 million, an increase of 123.0% compared to the $8.6 million reported in the first nine months of 2001.

     DEEMED DIVIDEND. The deemed dividend of $20.5 million in 2002 resulted from the conversion of all of our outstanding Series B Redeemable Preferred Stock into 45,110 shares of Series D Redeemable Preferred Stock on March 15, 2002. The deemed dividend reflects the difference between the $8.44 closing market price of our common stock on the New York Stock Exchange on March 15, 2002 and the $5.80 conversion price of the Series D Redeemable Preferred Stock negotiated in December 2001, multiplied by the total number of shares of common stock into which the Series D Redeemable Preferred Stock could have been converted on March 15, 2002.

     PREFERRED STOCK DIVIDEND. The non cash preferred stock dividends of $3.1 million paid during the first nine months of 2002 resulted from the issuance of 3,107 shares of Series D Redeemable Preferred Stock in payment of the quarterly payable-in-kind dividends on the Series D Redeemable Preferred Stock due in the first nine months of 2002.

INCOME TAXES

     Cash tax payments were $0.2 million and $0.4 million for the three and nine months ended September 30, 2002, respectively, compared to $0.3 million and $1.7 million for the same periods in 2001. Our cash income tax expense continues to be substantially lower than the U.S. federal statutory rate through the use of our large U.S. federal net operating loss. Our cash tax expense is primarily related to foreign taxes on foreign operations. In order to fully utilize our $71.2 million deferred tax asset as of December 2001, we must generate $196.2 million of taxable income. As of December 31, 2001, our estimated U.S. federal net operating loss carryforward was approximately $137.3 million, substantially expiring in 2009 through 2011. We generated U.S. federal taxable income of $20.0 million, $12.0 million and $15.9 million in 2001, 2000 and 1999, respectively. Based on current and expected future earnings levels, we believe it is more likely than not that our U.S. federal net operating losses will be fully utilized prior to expiration. The net operating losses may not be fully utilized for several years if we do not achieve expected future earnings levels. If substantial changes in our ownership should occur, there could be an annual limitation on the amount of the U.S. federal net operating loss carryforward that we could utilize. The amount of the annual limitation could vary significantly based on factors existing at the date of the change in ownership.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOW. Net cash flows provided by and (used for) operations were $18.9 million in the first nine months of 2002 compared to $(17.9) million in the first nine months of 2001. The increase in 2002 resulted primarily from the gross margin of the new RR T56 contract and an increase in accounts payable subsequent to the December 2001 initial upfront payment for RR T56 inventory. In addition, our accounts payable increased by $17.6 million during the third quarter of 2002 resulting primarily from the new amendment to our existing Honeywell distribution agreement. Approximately $15.8 million will be paid to Honeywell during the fourth quarter of 2002 from our cash flow and revolving credit facility. We expect to sell the inventory related to this amendment during the next twelve months. Aviall Services inventory turns improved from 2.1 turns in December 2001 to 2.9 turns in September 2002 due to the addition of the higher turn inventory related to the RR T56 contract and improved turns in our other inventory product lines since September 2001. The receivables days sales outstanding for Aviall improved from 62 days in December 2001 to 43 days in September 2002. The improvement results largely from the favorable receivable terms in the RR T56 contract. Capital expenditures, primarily for system enhancements at both Aviall Services and ILS and costs related to the implementation of the RR T56 contract, were $4.3 million in the first nine months of 2002 compared to $12.8 million in the first nine months of 2001. As a result of our better than expected operating performance, we requested and were granted an amendment to our senior secured credit facility and have requested and are in the process of obtaining an amendment to our senior unsecured notes that will enable us to increase our total permitted capital spending from $6.6 million to $9.6 million for 2002. We expect that the amendment to the senior unsecured notes will be executed by all parties in the near future. We expect capital expenditures (including non cash capital expenditures) will be $9.6 million for 2002, assuming execution of the pending amendment to the senior unsecured notes. Net cash flows (used for) and provided by financing activities were $(2.6) million in the first nine months of 2002 compared to $41.8 million in the first nine months of 2001. The large increase in 2001 related to additional borrowings to finance two new Honeywell parts distribution agreements.

     In summary, our cash from operating activities improved by $36.7 million to $18.9 million during the nine month period ended September 30, 2002 compared to the same period in 2001. This was after investing $18.3 million in working capital (defined as receivables, inventories and accounts payable) in 2002 as compared with $42.9 million in the first nine months of 2001. In 2002, we used this cash to make $13.4 million of investments in distribution rights and net capital expenditures and paid down $3.0 million of debt, increasing our cash on hand by $2.9 million since the beginning of the year. In 2001, in the comparative period, we invested $26.3 million in the same areas of distribution rights and net capital expenditures. The combined deficit in the first nine months of 2001 of $44.1 million for both operating and investing activities was funded by drawing $42.8 million on our debt facilities and using $2.3 million of our available cash.

     Our cash flow during the first nine months of 2002 was stronger than during the same period in 2001, resulting, we believe, from the 2001 investments in the new distribution contracts and infrastructure. There is no certainty that this improvement will continue. The liquidity in the commercial airline sector is considered by many to be bleak and there is political uncertainty, which could impact government/military funding for the airframes we support. In addition, the Company may invest in future distribution agreements requiring inventory purchases, which may not be as liquid as those we have made over the past two years.

     As expected, our interest expense has more than doubled in the first nine months of 2002 due to the higher borrowings, amortization of higher debt issuance costs and debt discount, and the higher interest rate on our senior unsecured notes.

     We believe our cash flow from operations and available credit under our credit facilities are sufficient to meet our anticipated normal working capital and operating needs (including increased interest expense) for at least the next twelve months.

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

     CONVERTIBLE REDEEMABLE PREFERRED STOCK. On March 15, 2002 following stockholder approval, the Series B Redeemable Preferred Stock was automatically converted into 45,110 shares of Series D Redeemable Preferred Stock, which as of March 15, 2002 was convertible into 7,777,584 shares of common stock. Upon conversion of the Series B Redeemable Preferred Stock, we recorded a $20.5 million deemed dividend reflecting the difference between the $8.44 closing market price of our common stock on the New York Stock Exchange on March 15, 2002 and the $5.80 conversion price of the Series D Redeemable Preferred Stock negotiated in December 2001, multiplied by the total number of shares of common stock into which the Series D Redeemable Preferred Stock could have been converted on March 15, 2002. Dividends on the Series D Redeemable Preferred Stock are payable quarterly in additional shares of Series D Redeemable Preferred Stock on a cumulative basis at an annual rate of 9.0%. From March 15, 2002 to September 30, 2002, we issued an additional 3,107 shares of Series D Redeemable Preferred Stock in payment of the quarterly dividends due March 31, 2002, June 30, 2002 and September 30, 2002. As of September 30, 2002, there were 48,217 shares of Series D Redeemable Preferred Stock outstanding, which were convertible into 8,313,274 shares of common stock. Without the prior consent of the holders of our Series D Redeemable Preferred Stock, we are prohibited from, among other things, incurring certain types of additional debt, making specified payments and capital expenditures, consolidating, merging with or acquiring another business, or selling certain of our assets. Unless previously converted into common stock, we must redeem all outstanding shares of Series D Redeemable Preferred Stock on June 21, 2008 for $1,000 per share plus accrued and unpaid dividends, if any. The Series D Redeemable Preferred Stock carries a cumulative dividend at an annual rate of 9%. Dividends paid on or prior to December 31, 2005 will be paid in kind (in shares of the Series D Redeemable Preferred Stock). Thereafter the dividend is payable in cash, to the extent funds are legally available for payment of cash dividends. If we fail to pay cash dividends after December 31, 2005, we will be required to pay dividends in kind (shares of Series D Redeemable Preferred Stock).

     SENIOR SECURED DEBT TERMS. Our senior secured credit facility consists of a $200.0 million revolving credit and letter of credit facility due as a balloon payment in 2006, with availability determined by reference to a borrowing base calculated using our eligible accounts receivable and inventory. As of September 30, 2002, we had approximately $107.6 million outstanding on our senior secured credit facility and had issued letters of credit for approximately $0.7 million. We had $68.7 million available for additional borrowings under this credit facility and our borrowing base was $177.1 million as of September 30, 2002. Borrowings under this facility bear interest, at our option, based upon either: a Eurodollar Rate plus an applicable margin ranging from 2.5% to 3.0% depending upon our financial ratios, or a Base Rate plus an applicable margin ranging from 1.5% to 2.0% depending upon the same financial ratios. As of September 30, 2002, the average interest rate on our senior secured credit facility was 4.79%. A commitment fee of 0.5% is payable quarterly on the unused portion of the credit facility. Obligations under the new credit facility are collateralized by substantially all of our domestic assets and 65% of the stock of each of our foreign subsidiaries. Our credit facility also contains default clauses that permit the acceleration of all amounts due following the maturity of an event of default at the discretion of the lenders, and lock-box provisions which apply our cash collections to outstanding borrowings. Based on the terms of our credit facility and pursuant to EITF Issue No. 95-22, "Balance Sheet Classification of Revolving Credit Agreement Obligations Involving Lock-Box Arrangements," we have classified amounts outstanding under the senior secured credit facility as current.

     We also maintain a revolving credit facility in Canada to balance the Canadian dollar-denominated net assets of our Canadian subsidiary. The Canadian $6.0 million credit facility was renewed in April 2002 for a one year term, and had an outstanding balance at September 30, 2002 equivalent to U.S. $38 thousand.

     SENIOR UNSECURED DEBT TERMS. The $80.0 million of senior unsecured notes bear interest at 14.0% per annum and mature on December 21, 2007, unless previously redeemed at our option. Of the 14.0% interest rate on the senior unsecured notes, 13.0% is payable in cash and 1.0% is payable in additional senior unsecured notes. On September 30, 2002, we paid a cash interest payment of $2.6 million, and the outstanding principal amount on our senior unsecured notes increased by $0.2 million to $80.6 million. On March 15, 2002 following stockholder approval, we issued to our senior unsecured noteholders warrants exercisable for an aggregate of 1,750,000 shares of our common stock (subject to adjustment for antidilution events) at an exercise price of $0.01 per share. We valued the warrants using an option pricing model and recorded an $11.1 million discount on our senior unsecured notes, which is being amortized over the term of the senior unsecured notes. After the issuance of the warrants, the effective interest rate for the senior unsecured notes is 15.3%.

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

     Additionally, we continually review opportunities for acquiring other compatible businesses or operations. If a strategic acquisition candidate meets our quantitative and qualitative thresholds, it is possible that such a strategic acquisition candidate or a large distribution agreement might require us to refinance both our senior secured debt and our senior unsecured notes.

     COVENANTS. Our senior secured credit facility contains various restrictive operating and financial covenants, including several that are based on earnings before interest, taxes, depreciation, amortization, extraordinary gains or losses, and one-time items, or Adjusted EBITDA. For the nine months ended September 30, 2002 our Adjusted EBITDA was $56.9 million, representing respectively, $16.7 million, $20.9 million and $19.3 million in our first, second and third quarters of 2002. Our minimum Adjusted EBITDA covenant requires us to generate Adjusted EBITDA of at least $40.0 million during the first nine months of 2002. On December 31, 2002, our minimum Adjusted EBITDA covenant will be replaced with a maximum leverage ratio covenant that will measure the ratio of our outstanding debt to our Adjusted EBITDA for the trailing four quarters. This maximum leverage ratio covenant will initially be set at 4.25 to 1 on December 31, 2002, and it will periodically decline until it reaches 2.50 to 1 for December 31, 2004 and all periods thereafter. In addition, on December 31, 2002, we must also comply with a minimum interest coverage ratio covenant that will measure the ratio of our Adjusted EBITDA for the trailing four quarters to our interest expense during the trailing four quarters. The minimum interest coverage ratio covenant will initially be set at 2.50 to 1 on December 31, 2002 and will periodically increase until it reaches 3.50 to 1 for December 31, 2004 and all periods thereafter. Furthermore, we must maintain a tangible net worth at or above certain levels, including a minimum tangible net worth of $157.9 million on September 30, 2002 and $160.9 million on December 31, 2002. Our tangible net worth covenant will periodically increase until it reaches $315.3 million on December 31, 2006, at which time it will expire. Finally, we must limit our capital expenditures to no more than $9.6 million for 2002, $11.3 million for 2003 and $11.0 million for each of 2004, 2005 and 2006.

     Our senior unsecured notes also contain various restrictive financial covenants, several of which are less restrictive than those relating to our senior secured credit facility. First, our minimum Adjusted EBITDA covenant requires us to generate Adjusted EBITDA of at least $36.0 million during the first nine months of 2002. On December 31, 2002, our minimum Adjusted EBITDA covenant will be replaced with a maximum leverage ratio covenant that will measure the ratio of our outstanding debt to our Adjusted EBITDA for the trailing four quarters. This maximum leverage ratio covenant will initially be set at 4.75 to 1 on December 31, 2002, and it will periodically decline until it reaches 3.00 to 1 for December 31, 2004 and all periods thereafter. In addition, on December 31, 2002, we must also comply with a minimum interest coverage ratio covenant that will measure the ratio of our Adjusted EBITDA for the trailing four quarters to our interest expense during the trailing four quarters. The minimum interest coverage ratio covenant will initially be set at 2.00 to 1 on December 31, 2002 and will periodically increase until it reaches 3.00 to 1 for December 31, 2004 and all periods thereafter. Furthermore, we must maintain a tangible net worth at or above certain levels, including a minimum tangible net worth of $153.0 million on September 30, 2002 and $155.0 million on December 31, 2002. Our tangible net worth covenant will periodically increase until it reaches $285.0 million on December 31, 2006, at which time it will expire. Finally, we must limit our capital expenditures to no more than $7.3 million for 2002 ($10.6 million after the expected execution of the pending amendment to the senior unsecured notes), $12.4 million for 2003 and $12.1 million for each of 2004, 2005 and 2006.

     We are currently in compliance in all material respects with, and expect to continue to be in compliance in all material respects with, the covenants in our senior secured credit facility and senior unsecured notes for at least the next twelve months.

     CONTRACTUAL OBLIGATIONS. There have been no material changes in our contractual obligations as set forth in our Form 10-K for the year ended December 31, 2001.

OUTLOOK

     We participate in the global aviation aftermarket through Aviall Services and ILS. Our operations and results of operations are affected by the general economic cycle, particularly as it influences flight activity in the government/military, commercial airline and general/corporate aviation segments. We benefit from our participation in the global aviation aftermarket by generating revenues from many national economies and by actively participating in each of their aviation sectors.

     The effects of the September 11th terrorist attacks are still being felt primarily in the U.S. commercial airline sector. The demand for commercial air travel in the U.S. was significantly reduced in the period immediately following September 11th, and the current global economic slowdown has also reduced air travel demand in other regions such as Europe. The lower flight activity and accompanying accelerated retirement of older aircraft have reduced demand for some of the new replacement parts we sell, particularly in the commercial aviation market. Airlines and other aviation firms around the world are accordingly experiencing large financial losses, and the viability of some of these firms is questionable. We could be negatively affected if our receivables from major customers become uncollectible. We regularly review our exposure to each of these entities in order to determine reserve amounts, if any, that should be recorded to cover our risk of loss. During the third quarter of 2002, US Airways Group and Vanguard Airlines each filed for bankruptcy protection. Aviall Services' net sales to these customers during the first nine months of 2002 were less than one percent of its net sales. We believe our reserves on accounts receivable as of September 30, 2002 are adequate to cover our exposure to these customers.

     Although ILS experienced a slight decrease in aviation industry-related subscribers immediately after September 11th, this decrease was partially offset by an increase in the number of government-related and general/corporate aviation subscribers. As a result, ILS has not experienced a material adverse impact on its business as a result of the September 11th terrorist attacks and related aftermath.

     In late December 2001, we were awarded exclusive ten-year worldwide aftermarket fulfillment rights for the RR T56 series engine, which is primarily used for military transport aircraft. Under this agreement, we paid $90.0 million for the aftermarket fulfillment rights and the purchase of an initial inventory of parts. The award is the largest in our history and is expected to add in excess of $3.0 billion to our net sales over the ten-year life of the agreement, which began January 2, 2002. Sales associated with this agreement were originally expected to be at least $250 million in 2002. In fact, sales for the first nine months of the year were approximately $190.9 million. This net sales amount does not include approximately $74 million of RR T56 sales (valued at our contractual prices) made directly by Rolls-Royce to the U.S. military during the RR T56 transition program, which ended in June 2002. The original $250 million estimate included the direct sales made by Rolls-Royce to the U.S. military during the RR T56 transition program.

     The RR T56 agreement requires us to purchase approximately $319 million of RR T56 inventory in 2002, a requirement we have met.

     The length of time required for a full recovery of the global commercial and general/corporate aviation sectors is not known, and the recovery could be threatened by a number of factors, including slower economic growth or additional terrorist activity. Generally, domestic business and general aviation flight activity, with the exception of piston-engine aircraft, has remained relatively stable after the September 11th restrictions on flying were relaxed. At the same time, the U.S. military and foreign militaries, which utilize airframes powered by the RR T56 engine, have significantly increased their flight activities, especially in connection with increased post-September 11th military operations around the world. During the first nine months of 2002, including direct sales of RR T56 parts made by Rolls-Royce, Aviall Services' net sales would have been derived approximately 47% from government/military sales, 24% from commercial airline sales and 29% from general aviation/corporate sales.

     Upon stockholder approval of the issuance of the Series D Redeemable Preferred Stock, we recorded a $20.5 million non cash deemed dividend reflecting the difference between the $8.44 closing market price of the common stock on the New York Stock Exchange on March 15, 2002 and the $5.80 conversion price of the Series D Redeemable Preferred Stock negotiated in December 2001, multiplied by the total number of shares of common stock into which the Series D Redeemable Preferred Stock could have been converted on March 15, 2002. This one-time, non cash charge reduced retained earnings and increased paid in capital of the equity accounts and lowered both basic and fully diluted earnings per share for the first quarter and the first nine months of 2002 and will therefore also reduce full year earnings per share for 2002.

     We believe both ILS and Aviall Services are scalable businesses, with significant portions of their expenses being relatively fixed in the short-term. While this scalability produces positive results in a growing marketplace as can be seen by the impact of the RR T56 agreement, in a shrinking marketplace potential expense reductions can have a long term detrimental effect on our business prospects arising from delays in capital projects and the longer time periods required to produce extensive cost reductions.

FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that are based on the beliefs of our management, as well as assumptions and estimates made by, and information currently available to, our management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to risks, uncertainties and assumptions relating to our operations and results of operations as well as those of our customers and suppliers, including as a result of competitive factors and pricing pressures, shifts in market demand, general economic conditions and other factors including, among others, those that effect flight activity in the commercial, business, government/military, and general/corporate aviation segments, the business activities of our customers and suppliers and developments in information and communication technology. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described in the forward-looking statements.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have market risk exposure arising from changes in interest rates and foreign exchange rates. From time to time, we have used financial instruments to offset such risks. We do not use financial instruments for trading or speculative purposes. We have experienced no significant changes in market risk during the first nine months of 2002. Our market risk is described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4:  CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures

              The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

     (b)  Changes in Internal Controls

              We maintain a system of internal controls that are designed to provide reasonable assurance that our books and records accurately reflect in all material respects our transactions and that our established policies and procedures are followed. There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation by our Chief Executive Officer and our Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

     Not applicable.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5:  OTHER INFORMATION

     Not applicable.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit No.                              Description
-----------                              -----------
  10.1             Amendment No. 1 to the Amended and Restated Credit Agreement,
                   dated as of September 2002, by and among Aviall, Inc., Aviall
                   Services, Inc., Citicorp USA, Inc. and the lenders and
                   issuers party thereto

     (b)  Reports on Form 8-K

              A Form 8-K was filed on July 19, 2002, under Item 5, presenting the transitional disclosures required by paragraph 61 of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," or SFAS 142, by presenting adjusted net earnings in our selected financial data for the three years ended December 31, 2001, as if SFAS 142 had been adopted at the beginning of each of those years.

              A Form 8-K was filed on August 14, 2002, under Item 9, attaching copies of the certifications submitted to the SEC by Paul E. Fulchino, our Chairman, President and Chief Executive Officer, Cornelius Van Den Handel, our former Vice President and Treasurer and Jacqueline K. Collier, our Vice President and Controller pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              A Form 8-K was filed on August 15, 2002, under Item 9, announcing that we issued a press release in which we reaffirmed our earnings guidance for the year ending December 31, 2002 and responded to recent developments affecting the airline industry.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                AVIALL, INC.


November 13, 2002               By:  /s/ Colin M. Cohen
                                     -------------------------------------------
                                     Colin M. Cohen
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

November 13, 2002                    /s/ Jacqueline K. Collier
                                     -------------------------------------------
                                     Jacqueline K. Collier
                                     Vice President and Controller
                                     (Principal Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Paul E. Fulchino, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Aviall, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: November 13, 2002

           By:   /s/ Paul E. Fulchino
                 -----------------------------------------------
                 Paul E. Fulchino
                 Chairman, President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Colin M. Cohen, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Aviall, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Dated: November 13, 2002

            By:   /s/ Colin M. Cohen
                  ------------------------------------------
                  Colin M. Cohen
                  Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS


   EXHIBIT
     NO.                            DESCRIPTION
   -------                          -----------
   10.1           Amendment No. 1 to the Amended and Restated Credit Agreement,
                  dated as of September 2002, by and among Aviall, Inc., Aviall
                  Services, Inc., Citicorp USA, Inc. and the lenders and issuers party thereto