Form 10-K
period 2002-12-31
AVIALL INC
filed 2003-03-31
CIK 701650

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

  (MARK ONE)

     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002


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

                                 (972) 586-1000

              (Registrant's telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:


        TITLE OF EACH CLASS                        NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------            -----------------------------------------
Common Stock, par value $0.01 per share                     New York Stock Exchange
    Preferred Share Purchase Rights                         New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

         The aggregate market value of the common stock held by nonaffiliates of the registrant as of June 28, 2002 was approximately $254.9 million, computed on the basis of the closing sales price of the common stock on that date. (For purposes of determining the above-stated amount, only directors, executive officers and 10%-or-greater stockholders have been deemed affiliates.)

         The number of shares of common stock outstanding at March 17, 2003 was 19,747,837.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2003 Annual Meeting of Stockholders to be held on June 26, 2003 are incorporated herein by reference in
Part III.

================================================================================

                                  AVIALL, INC.
                                TABLE OF CONTENTS


                                       PART I                                                             PAGE
Item 1:  Business............................................................................................3
Item 2:  Properties.........................................................................................14
Item 3:  Legal Proceedings..................................................................................15
Item 4:  Submission of Matters to a Vote of Security Holders................................................15
Item 4A: Executive Officers of the Registrant...............................................................15

                                     PART II

Item 5:  Market for Registrant's Common Equity and Related Stockholder Matters..............................17
Item 6:  Selected Financial Data............................................................................21
Item 7:  Management's Discussion and Analysis of Financial Condition and Results of Operations..............23
Item 7A: Quantitative and Qualitative Disclosures About Market Risk.........................................39
Item 8:  Consolidated Financial Statements and Supplementary Data...........................................40
Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............40

                                    PART III

Item 10: Directors and Executive Officers of the Registrant.................................................40
Item 11: Executive Compensation.............................................................................40
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.....40
Item 13: Certain Relationships and Related Transactions.....................................................41
Item 14: Controls and Procedures............................................................................41

                                     PART IV

Item 15: Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K.......................42

         Signatures.........................................................................................47

         Certifications.....................................................................................48

         Index to Consolidated Financial Statements and Supplementary Data.................................F-1

                                     PART I

ITEM 1:  BUSINESS

GENERAL

         Aviall, Inc., or Aviall, is the largest independent global provider to the aerospace aftermarket of new aviation parts, supply-chain management and other related value-added services. We serve this market through our two wholly owned subsidiaries, Aviall Services, Inc., or Aviall Services, and Inventory Locator Service, LLC, or ILS. Aviall Services provides new aerospace parts and related supply-chain management services to the aviation industry, and ILS operates electronic marketplaces for buying and selling parts, equipment and services for the aviation, defense and marine industries.

         Aviall Services sells a broad range of new aviation parts, components and supplies from approximately 180 original equipment manufacturers, or OEMs, to over 17,000 government/military, general aviation/corporate and commercial airline customers, including over 250 airlines. Aviall Services also provides value-added services to our customers and suppliers, such as repair and assembly services, supply-chain management services and information-gathering and delivery services.

         ILS facilitates electronic commerce, or e-commerce, for the global aviation, defense and marine industries. With more than 10,000 users in more than 76 countries, ILS's electronic marketplaces contain more than 50 million line items representing over five billion parts for sale. ILS also maintains databases of over 100 million cross-referenced United States, or U.S., government records, allowing users to research manufacturers and prices for specific parts, locate alternate parts, find additional uses and markets for parts and review U.S. government procurement histories. ILS has been the leader in aerospace electronic marketplaces for more than two decades.

         Between 1932 and 1934, three aircraft service and parts supply organizations combined their operations to form a company which would eventually be the core business units in the formation of Aviall in 1981. In 1993, both Aviall and Aviall Services were incorporated as Delaware corporations when Ryder Systems, Inc. distributed the stock of Aviall to its shareholders. ILS was originally incorporated in 1979 as a Tennessee corporation and became a subsidiary of Aviall in 1993. ILS was reorganized as a Delaware limited liability company in March 2001. We have a number of trademarks, including our registered trademarks "Aviall" and "ILS," and our common law trademarks "Bid Quest" and "Contact to Contract."

         Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports will be made available free of charge through the Investor Relations section of our Internet website, HTTP://WWW.AVIALL.COM, or AVIALL.COM, as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

RECENT DEVELOPMENTS

         o In December 2001, we were awarded the exclusive ten-year worldwide aftermarket fulfillment rights to sell new parts for the Rolls-Royce Model T56, or RR T56, series gas turbine engine, which is primarily used for the Lockheed Martin C-130 series, a military transport aircraft. The award, which became effective on January 2, 2002, is the largest in our history and is expected to add in excess of $3.0 billion to our net sales over the ten-year life of the agreement. Actual net sales associated with this agreement were $273 million in 2002, exceeding our expectation of $250 million. This actual net sales amount did not include $74 million of RR T56 sales, valued at our contractual prices, made directly by Rolls-Royce to the U.S. military during the RR T56 transition period, which ended in June 2002; however, our original $250 million sales estimate did include this amount. As a result, sales of RR T56 parts in 2002 exceeded our initial estimates by $97 million.

         o Aviall Services' business has significantly changed with the addition of the primarily military-related RR T56 product line. In the fourth quarter of 2002, Aviall Services' net sales were derived approximately 45% from government/military sales, 30% from general aviation/corporate sales and 25% from commercial airline sales. This is a significant change from our historical sources where government/military sales never exceeded 8% on an annual basis. This change has created a more balanced sales mix between the government/military, general aviation/corporate and commercial airline markets.

         o During 2002, we expanded our relationship with the Honeywell Corporation, or Honeywell. In March and September 2002, we were awarded an expansion of our worldwide aftermarket distribution rights for Honeywell engine systems and accessories and environmental control systems. Additionally, in July 2002, Honeywell awarded Aviall Services the ten-year nonexclusive fulfillment rights for the fuel control parts and assemblies for the Pratt and Whitney PT6, PW100 and JT15D turbine engines. We project annual sales for these products in 2003 to be approximately $25 million.

INDUSTRY OVERVIEW

         AVIATION PARTS, COMPONENTS AND SUPPLIES. The global market for aviation parts, components and supplies generally consists of two related segments: the new aircraft parts segment and the aftermarket parts segment. The new aircraft parts segment is comprised of parts fitted to new aircraft. OEMs typically sell new aviation parts, components and supplies directly to aircraft manufacturers and their subcontractors, such as Boeing, Lockheed Martin and European Aeronautic Defense and Space Company, for use on airframes or engines under construction. The aftermarket segment is comprised of parts needed for the scheduled and unscheduled maintenance, repair and modification of aircraft already in use, and can be further divided into two distinct groups: the new parts group and the redistribution group. In the aftermarket segment's new parts group, OEMs and their distributors sell new aviation parts, components and supplies for use on existing airframes and engines. In the aftermarket segment's redistribution group, aviation parts dealers, airlines and others sell used, surplus and repaired aviation parts or components for use on existing airframes and engines. Many operators in the aftermarket segment also provide maintenance and repair services for aircraft parts and components.

         Aftermarket aviation parts generally fall into two categories: consumable or expendable parts or supplies (such as turbine igniters, lamps, filters, lubricants and other fluids), which are disposed of after being used. It also includes repairable parts and components (such as engine parts and components), which generally can be repaired and reused more than once.

         Generally, new aircraft and helicopters are covered by comprehensive warranties ranging from two-to-five years after initial delivery. During this warranty period, OEMs and their suppliers provide most repairable parts and components to owners and operators, and therefore, aftermarket suppliers generally sell aviation parts and components for use on airframes and engines that are out of warranty, including out-of-production airframes and engines. Unlike repairable parts, consumable parts and supplies are generally not covered by OEM warranties and are typically purchased from OEMs or their distributors in the aftermarket.

         Aircraft operators replace aviation parts and components based upon time or usage, either when they wear out or when applicable government regulations or specific manufacturer recommendations require them to be replaced. As a result of increased wear and tear and greater age and usage, older airframes and engines need substantially more parts than newer versions. Aircraft generally undergo more frequent parts replacements and repairs as the age of the aircraft increases.

         Aviall Services primarily operates in the aftermarket segment's new parts group, in which Aviall Services provides primarily new aviation parts, components and supplies on behalf of OEMs mainly to commercial and regional airlines, general aviation/corporate operators, air freight carriers, U.S. government and foreign governments for installation on their aircraft and helicopters. In addition, Aviall Services provides primarily new aviation parts, components and supplies on behalf of OEMs to maintenance and repair facilities for installation on military, commercial, corporate and general aviation aircraft, including helicopters, undergoing repair. Aviall Services also operates 17 repair and final assembly shops in cooperation with selected suppliers.

         ILS principally operates in the aftermarket segment's redistribution group. Through its electronic marketplaces, ILS provides information and functionality for its subscribers. ILS also manages e-commerce technology for buyers and sellers of new and used, surplus and repaired aviation and aerospace parts and components, as well as repair services. In addition, ILS offers similar services for the commercial marine and U.S. defense procurement industries. The e-commerce industry has developed substantially since the Internet became generally accessible in 1995. Initially, many analysts expected the Internet would be dominated by a few highly sophisticated, aggregated companies serving many industry verticals. This has not occurred for many reasons, the most important of which, we believe, is that for a marketplace to succeed, it requires participation by a critical mass of buyers and sellers. Few of the initial Internet companies had enough participants to not only demonstrate the depth and volume of transactions necessary to keep existing buyers and sellers, but also to attract new ones. Accordingly, ILS operates in a competitive environment that presently consists of no independent companies of comparable size and a group of OEM and airline alliances that offer limited e-commerce opportunities for the OEMs and airlines to reduce the costs of serving common customers or shared aerospace projects.

         COMPETITION. In the new parts group and redistribution group of the aftermarket segment, competition is generally based on factors such as the availability, price and condition of products and services and the level of customer service. Because used, surplus and repaired aviation parts and components typically sell for substantially less than the corresponding new parts and components, companies in the redistribution group often compete with companies in the new parts group on the basis of price. Despite the price difference, many aircraft operators prefer new parts and components versus used and repaired parts and components due to the perceived superior quality and direct traceability to the OEM. There are a number of aerospace-related electronic marketplace competitors, including alliances of OEMs, individual airlines, distributors and independent companies. Competitive differentiating factors include price, product offerings and customer base, as well as product depth and e-commerce innovation.

         INDUSTRY TRENDS. We believe purchasers of aviation parts, components and supplies are increasingly using larger, more technically advanced suppliers who have broad product offerings and provide superior customer service and delivery times. We believe these purchasers are seeking to reduce their number of suppliers to lower procurement and inventory costs, streamline buying decisions, reduce delivery times and improve quality controls and their knowledge of the marketplace. In addition, OEMs are increasingly seeking to outsource their supply-chain management functions for their mature product lines to parts distributors. The OEMs believe that distributors can more efficiently deliver their products and provide them with valuable forward-looking information on customer demand. We believe these industry trends favor large, well-capitalized, technologically advanced aftermarket providers, such as Aviall Services, who have broad product offerings and can deliver supply-chain management resources. During the past few years, a number of aviation products suppliers have consolidated or combined their operations, and a number of OEMs have outsourced portions of their supply-chain management functions. We believe OEMs will continue to outsource and that we have already received some of the benefits of this trend.

         During the last 18 months, several commercial airlines and air freight carriers reported significant losses and substantially reduced their operations, retired older aircraft and deferred nonessential aircraft maintenance and overhaul services. In addition, several commercial airlines filed for bankruptcy protection. However, at the same time, the U.S. military and certain foreign militaries significantly increased their flight activities in connection with their increased military operations around the world. Generally, corporate and general aviation flight activity remained relatively stable during 2002, with the exception of piston-engine aircraft, which experienced a slowdown.

         These recent industry trends have had a varied impact on Aviall Services. In the commercial airline sector, Aviall Services has experienced reduced demand for parts, components and supplies, particularly in the U.S. and Europe. However, due to the addition of several OEM product lines to the commercial and general aviation product offering and the increased flight activity of the U.S. military and foreign militaries, as well as Aviall Services' RR T56 engine parts contract, we were able to more than offset the decreased demand for commercial aircraft parts with some new product line sales to commercial airlines and to a larger degree increased sales of general aviation and military aircraft parts, although at lower margins.

         In 2002, ILS experienced a slight decrease in aviation-related subscribers, however, this decrease was partially offset by an increase in the number of government-related subscribers. As a result, ILS has not experienced an adverse impact on its business as a result of the general economic downturn experienced in 2002. Additionally, the underlying demand trends for the ILS business offerings may be changing as a result of current economic conditions. We believe companies that would normally make investments in state-of-the-art technology will now look to ILS to provide many of the benefits without the typically large initial and recurring capital investment.

AVIALL SERVICES

         NEW PARTS DISTRIBUTION AND LOGISTICS. Aviall Services purchases new aviation parts, components and supplies from approximately 180 OEMs and resells them through our network of 40 customer service centers located in North America, Europe, Asia, New Zealand and Australia. Our ISO 9002 registered central warehouse, which is located in Texas on the grounds of the Dallas/Fort Worth International Airport, or DFW Airport, stocks nearly 50,000 line items ranging from sophisticated turbine engine parts and components to lubricants, lamps and other consumable items. We also stock high-demand items in various customer service centers located near our customers around the world.

         Our customers include government/military procurement agencies, commercial airlines, air freight carriers, maintenance and repair organizations, corporate flight departments, flight schools, fixed-based operations, OEMs, helicopter fleet operators, other U.S. and foreign governmental agencies and other distributors. In 2002, Aviall Services' net sales were derived approximately 41% from government/military sales, 32% from general aviation/corporate sales and 27% from commercial airline sales. In 2002, Aviall Services' ten largest customers represented, in the aggregate, approximately 42% of its net sales, and Rolls-Royce, its single largest customer, accounted for approximately 30% of its net sales. We currently expect Rolls-Royce to remain our largest customer in 2003. The 2002 net sales amounts did not include $74 million of RR T56 sales, valued at our contractual prices, made directly by Rolls-Royce to the U.S. military during the RR T56 transition period which ended in June 2002. If Aviall Services' net sales in 2002 included the $74 million of RR T56 sales made directly by Rolls-Royce to the U.S. military, Aviall Services' net sales would have been derived approximately 47% from government/military sales, 29% from general aviation/corporate sales and 24% from commercial airline sales. In 2001, Aviall Services' net sales were derived approximately 48% from commercial airline sales, 44% from general aviation/corporate sales and 8% from government/military sales. The sales to Rolls-Royce primarily relate to their role as prime contractor for RR T56 parts to the U.S. military. Pursuant to our parts agreement with Rolls-Royce, we ship U.S. military orders directly to the U.S. military agencies on behalf of Rolls-Royce and then invoice Rolls-Royce for the parts shipped. In 2001, Aviall Services' ten largest customers represented, in the aggregate, approximately 15% of its net sales, and its single largest customer accounted for approximately 3% of its net sales.

         REPAIR AND FINAL ASSEMBLY SHOPS. We operate 17 overhaul, repair and final assembly shops authorized by the relevant civil aviation authority in cooperation with selected suppliers. We test, restore and recharge nickel-cadmium aviation batteries at our seven battery service centers. We inspect, repair and modify aircraft wheels and brakes at our six wheel and brake overhaul and repair shops. We also operate four hose assembly shops for selling and assembling a wide variety of aircraft hoses. In 2002, net sales from these repair and assembly activities, including parts used in these activities, represented approximately 7% of Aviall Services' net sales.

         SUPPLIERS. Aviall Services has developed strong relationships and alliances with suppliers who seek in-depth sales and marketing coverage, advanced inventory management, order processing, forecasting and direct electronic communications with end-users of their products. Aviall Services sells products such as:

Original Equipment
    Manufacturer                                       Product(s)
------------------            -------------------------------------------------------------------
    Rolls-Royce               Engine parts, modules and publications

    Honeywell                 Fuel controls, engine systems and accessories, aircraft lighting, aircraft fasteners and environmental control systems

    Goodrich                  Ice protection systems, wheel and brake parts, lighting systems, sensors, fuel nozzles and emergency equipment

    Scott Aviation            Oxygen systems

    TransDigm                 Ignition systems, filters, pumps, cables, valves, batteries, chargers and heaters

         SIGNIFICANT PARTS CONTRACTS. Since November 1999, we have entered into several significant, long-term agreements with Rolls-Royce and Honeywell to sell new aviation parts and components. Under each of these agreements, we are the primary aftermarket supplier of these new parts and components, and we purchase these parts and components at a contractual discount from the manufacturers' list prices. We also assist in managing the supply-chain functions for these product lines, including marketing, order administration, warehousing, inventory management, product sales and documentation support. Additional information about these agreements is summarized below.

         Sales of parts from Honeywell accounted for approximately 4% of Aviall Services' net sales in both 2002 and 2001. Sales of parts from Rolls-Royce accounted for approximately 51% and 24% of Aviall Services' net sales in 2002 and 2001, respectively. In the event that either Honeywell or Rolls-Royce or both discontinue the products we sell, terminate our contracts or are unable to perform under our agreements with them, we would likely experience a material adverse effect on our business, financial condition, cash flows and results of operations.

ROLLS-ROYCE MODEL T56 PARTS AGREEMENT

         In December 2001, Rolls-Royce awarded us the aftermarket fulfillment rights to sell new parts for the RR T56 series gas turbine engine until December 31, 2011. During the transition period, which ended in June of 2002, Rolls-Royce continued to ship orders directly to the U.S. military and paid us a commission on these sales equal to the gross margin that we would have recognized on these orders had we shipped them directly. As a result, Aviall Services' net sales for 2002 did not include $74 million of RR T56 sales that would have been booked as revenues on these orders if we had shipped them directly.

         The RR T56 military turboprop, which includes its Model 501-D commercial turboprop, is the leading large turboprop engine in the world as measured by units sold and operating hours. The RR T56 military turboprop is installed primarily on the Lockheed Martin C-130 Hercules cargo plane, the Northrop Grumman E-2C Hawkeye, or E-2C, early warning aircraft and the Lockheed Martin P-3 Orion patrol aircraft, all of which are flown primarily by the U.S. military and foreign militaries. The Model 501-D commercial turboprop is installed primarily on the L-100/300, Convair 580 and the Lockheed Electra, which provide commercial passenger and cargo service in various countries around the world. Since their introduction in 1954, nearly 17,000 RR T56 and Model 501-D turboprops have been installed on a wide variety of propeller-driven aircraft. Over 8,000 RR T56 and Model 501-D series engines are currently in service. Rolls-Royce has entered into an agreement with the U.S. Navy to provide new production RR T56-427 engines for the E-2C through 2005.

         Under this agreement, Rolls-Royce is permitted to sell RR T56 engine parts directly to OEMs solely for installation in new airframes, to customers requesting normal levels of spare modules and parts when sold together with new RR T56 engines and to others to comply with pre-existing contractual requirements.

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

         However, if Rolls-Royce terminates the agreement for convenience or upon a change of control of Rolls-Royce, we are entitled to recover termination fees from them, and they are required to repurchase the parts we acquired from them under the agreement at our average cost. In addition, upon termination for any other reason, Rolls-Royce may purchase all, but not less than all, of our inventory of RR T56 engine parts for an aggregate purchase price equal to our aggregate average cost for the parts less our excess and obsolescence reserves for such parts. In 2003, we have committed to purchase $367.4 million of RR T56 parts from Rolls-Royce. We have no future contractual inventory purchase commitments beyond 2003 except those required under normal purchasing lead times.

HONEYWELL ESA/ECS PARTS AGREEMENT

         In March 2001, Honeywell awarded us the right to sell new Honeywell engine systems and accessories, or ESA, and environmental control systems, or ECS, until March 31, 2011. This right was amended in 2002 to allow us to sell additional ESA and ECS. ESA includes cabin pressurization and air conditioning parts and components used on a wide variety of commercial aircraft, such as Airbus A300/310s and Boeing 727s, 747s, DC-9s, DC-10s, MD-11s and MD-80s. ECS includes fuel control units and associated devices that are used on various business, regional and military aircraft. We expect the market for these products to remain stable over the term of this agreement.

         Honeywell has the right to sell the parts covered by this agreement directly to OEMs for production/retrofit requirements, to U.S. and foreign military customers and to some of its repair and overhaul facilities. Although not granting us exclusive rights to sell these parts, Honeywell must provide us with a purchase credit towards our future purchases for each part that Honeywell sells directly to a third party.

         Either party may terminate this agreement for convenience after April 1, 2006 by giving 60-days prior written notice to the other party. However, if Honeywell terminates this agreement for convenience, we can require them to repurchase the parts we acquired under the agreement at their current list price and to refund any outstanding purchase credits owed to us. Honeywell may also terminate this agreement if we become bankrupt or insolvent or commence bankruptcy proceedings or if we materially breach the agreement.

ROLLS-ROYCE MODEL 250 PARTS AGREEMENT

         In November 1999, Rolls-Royce awarded us the ten-year exclusive right to sell all parts, modules and related technical publications it produces for the Rolls-Royce Model 250 series engine.

         The Rolls-Royce Model 250 series engine powers more than 125 different helicopter and fixed-wing aircraft in both the commercial and military markets, making it the most popular engine in the turbine-powered light helicopter market. Since its introduction in 1965, 28,500 Rolls-Royce Model 250 series engines have been delivered, and, in that time, they have accrued over 150 million flight hours. More than 16,000 of these engines are currently in service, primarily on commercial helicopters.

         Under this agreement, Rolls-Royce is permitted to sell its Model 250 engine parts directly to OEMs solely for installation in new airframes, to the U.S. military and to others to comply with pre-existing contractual requirements.

         Either party may terminate this agreement for convenience after January 1, 2003 by giving 120-days prior written notice to the other. In addition, Rolls-Royce may terminate this agreement:

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

         However, if Rolls-Royce terminates the agreement for convenience or upon a change of control of Rolls-Royce, we are entitled to recover termination fees from them. In addition, upon termination, Rolls-Royce may purchase all, but not less than all, of our inventory of Rolls-Royce Model 250 engine parts for an aggregate purchase price equal to our aggregate average cost for the parts less our excess and obsolescence reserves for such parts. In 2003, we have committed to purchase $112.5 million of Rolls-Royce Model 250 parts from Rolls-Royce. We have no future contractual inventory purchase commitments beyond 2003 except those required under normal purchasing lead times.

OTHER AGREEMENTS

         In addition to the agreements discussed above, we also have an agreement with Honeywell to sell new Honeywell fuel control products for Rolls-Royce Model 250 and Honeywell LT101 series engines until December 31, 2010, to sell new Honeywell fuel control parts and assemblies for RR T56 series engines until June 30, 2011, and to sell Honeywell fuel control parts and assemblies for Pratt and Whitney PT6, PW100 and JT15D turbine engines until June 27, 2012, in each case subject to rights of early termination.

         TECHNOLOGY. We believe our order fulfillment, customer relationship management and e-commerce technologies are key factors that accentuate Aviall Services' high standards for customer service and provide us with a competitive advantage. We also believe we have demonstrated that our hardware and software technologies are scalable and will continue to enable Aviall Services to increase net sales with lower corresponding expense growth. Aviall Services' integrated data system accesses information on parts availability, pricing and order status, and performs order entry on a real-time basis from anywhere in the world. This system facilitates same day shipments to our customers worldwide. Aviall Services also offers advanced electronic data interchange, or EDI, communications, which provides direct customer access to its central inventory management and retrieval system.

         In addition, customers can access our order management system over the Internet at our award-winning website, AVIALL.COM, which enables customers to search for parts using an online catalog, determine parts availability, place orders, request quotes and check order and quote status. We built this enhanced website with the primary goal of creating customer- and supplier-friendly functionality and increasing productivity. We offer order fulfillment and key documentation that is usually essential to permit a part to be installed on the aircraft and then for the aircraft to be flown in accordance with its certification.

         SALES AND MARKETING. Aviall Services' sales and marketing efforts emphasize leading edge, e-commerce capabilities, breadth of product offering, competitive pricing, attention to customer service and value-added functions through advanced systems and inventory management/logistics applications.

         We conduct direct sales and marketing efforts through a team of employees worldwide and supplement that with third-party sales representatives located throughout Europe, the Middle East and the Asia-Pacific region. These employees and representatives meet regularly with our major customers to solicit orders by offering solutions to our customers' requirements and procurement needs. Their function is not only to sell and provide support for existing products, but also to work with our customers and suppliers to identify new market opportunities. This gives our customers the opportunity to improve their inventory efficiency, increase revenues and be perceived as value-added resellers to the end user.

         Our sales staff works closely with our customer service center managers and our inventory provisioning group to ensure that inventory availability and customer service levels are maintained. Frequent meetings are conducted with key suppliers to provide information to our customers about new product introductions, as well as to obtain marketing and sales training. From time to time, Aviall Services also directly polls its customers to measure our performance as compared to expectations and to identify opportunities for improvement. One of our most important means of communication with our customers arises when Aviall Services sponsors parts and maintenance symposia with participation by both manufacturers and customers. These symposia feature new product lines and experienced supplier representatives who provide technical training. They also permit us to obtain candid feedback from both our customers and end users.

         For our Rolls-Royce products, we, in conjunction with Rolls-Royce, hold quarterly conferences with our major customers to discuss market trend requirements and jointly forecast parts demand.

         In addition, we believe Aviall Services' parts catalog, which is published every three years, is the recognized industry standard for parts and applications in the corporate and general aviation sectors. The catalog is currently available in compact disk, web and paper versions. Aviall Services also uses institutional advertising, co-op advertising programs with suppliers and direct mail programs, as well as sending representatives to a number of industry trade shows around the world, to ensure its name, products and services are visible in the market.

         COMPETITION. A leading aerospace publication has determined that the global marketplace in which Aviall Services participates is approximately $30 billion in size. Based on our experience with maintenance and repair organizations, we believe that approximately half of this marketplace is comprised of labor charges. This means that the approximate sales value of all new, refurbishable and consumable aerospace parts, components and supplies is approximately $15 billion annually. We do not believe this amount includes major new components, such as engines or retrofitted and upgraded electronics, but does include the parts needed to install these components. This amount would not include the work performed on military aircraft by the various military organizations. This market is large but also highly fragmented with no single competitor holding a dominant position.

 Aviall Services' primary competitors for the sale of new aircraft parts, components and supplies are independent distributors, redistribution suppliers and captive distribution organizations of aerospace OEMs. We believe the aerospace OEMs, through their captive distribution organizations for their OEM parent companies, represent our primary growth opportunities. Since Aviall Services has maintained and materially strengthened its position as the leading independent provider of new aviation parts, components and supplies in the aftermarket, we believe we can offer the best and most cost-effective distribution alternative for these OEMs on the basis of availability, price and quality of products and services and the level of service to their customers.

INVENTORY LOCATOR SERVICE

         GENERAL. For over 20 years, ILS has profitably served as an electronic marketplace for buyers and sellers of parts, equipment and services in the aviation industry and also operates electronic marketplaces for the marine industry and the U.S. and international government procurement markets. ILS operates online electronic marketplaces providing its aviation, marine and government subscribers the ability to purchase or list parts, equipment and services for sale within a diverse community of users. Sellers list their parts, equipment and services on ILS's databases to advertise their inventories and services to active buyers around the world, open new markets and increase sales. ILS's parts databases enable buyers to quickly locate new, used and refurbished parts from multiple sources or to locate alternate parts when needed. ILS's parts databases list more than 50 million line items, representing more than five billion parts. In addition to its core parts, equipment and services databases, ILS provides access to over 100 million records of U.S. government information. This information allows users to research manufacturers of specific parts, locate alternate parts, find additional uses and markets for parts and review U.S. government procurement histories to help establish the value for parts.

         ILS brings together buyers and suppliers who are geographically dispersed. ILS's success can be attributed in part to its early aggregation of the vertical markets it services, which began long before the competitive environment intensified with the arrival of commercial access to the Internet. At December 31, 2002, ILS had approximately 10,000 users in more than 76 countries, including over 200 airlines, nearly 100 ship management companies, nearly 700 repair and overhaul facilities and 60 U.S. and international government procurement agencies, including several Defense Logistics Agency divisions, Defense Supply Centers and NATO. The users also include nearly 700 overhaul and repair facilities approved by the Federal Aviation Administration, or FAA, that list more than two million items for repair or overhaul. On average, users access ILS's databases approximately 40,000 times each business day. In addition, we believe that users of ILS have a success rate of almost 80% on parts searches. As a provider of independent electronic marketplaces and information, ILS does not take possession or ownership of any parts, equipment or supplies.

         ILS links buyers and sellers through its website, ILSMART.COM, or its private, dial-up data network. Subscribers pay a monthly or yearly subscription fee to access the databases, and suppliers pay a monthly fee to list their inventories in the ILS databases. During 2002, ILS generated approximately 88% of its net sales from subscription and inventory listing services. ILS's databases offer all participants an unbiased, neutral environment. While ILS does not directly generate revenue from the sale of parts, equipment and services listed in its databases, it does generate additional income from providing value-added services, such as cross-reference information on government parts, inventory reports and overhaul capability listings. During 2002, ILS generated approximately 12% of its net sales from providing value-added services to it subscribers.

         We believe ILS's services significantly improve aviation, defense and marine industry sourcing, purchasing, marketing and sales productivity, and the global shift to e-commerce will position ILS to simplify its customers' procurement activities.

         CONTACT TO CONTRACT INITIATIVE. ILS is continually adding to its e-commerce services that already include online requests for quotes, buyers' auctions, web-linked communications, e-mail tools and fax capabilities. In 2000, ILS announced plans for its next-generation, business-to-business, electronic marketplace Contact to Contract initiative. The goal of the Contact to Contract initiative is to enable ILS's subscribers to conduct a typical procurement transaction entirely online, from order inquiry to processing and fulfillment.

         The Contact to Contract initiative commenced with the ILS Exchange in 2001 and initially included the development of several powerful new tools on ILSMART.COM. The ILS Exchange enables customers to conduct transactions, from purchase initiation to fulfillment, entirely online. Additionally, ILS customers have online negotiation capabilities, which reduces the need for phone calls and faxes. Other capabilities of the ILS Exchange include requesting quotes for needed parts and services, managing replies to those requests, generating purchase orders, issuing invoices and tracking the entire negotiation history. The initial tools for use in connection with the ILS Exchange were the e-Supplier Directory and the ILS BidQuest e-procurement system. The e-Supplier Directory enables buyers to locate suppliers by the types of equipment they sell, service or overhaul and also includes company profiles that provide additional information about suppliers and enables buyers to make better-informed purchasing decisions. In addition, the e-Supplier Directory allows suppliers to provide links directly to their own websites for greater online exposure. ILS BidQuest enables buyers to post any item or service they wish to purchase and receive competitive bids online from interested sellers. ILS BidQuest encourages competitive pricing for buyers and allows sellers to reach active buyers with open orders.

         The Contact to Contract initiative continued in 2002 with the introduction of the Aviation Aftermarket Analyzer and the ILS Inventory e-Valuator, as well as a subscriber catalog offering called the ILS Quick Catalogue. The Aviation Aftermarket Analyzer is a compilation of supply and demand statistics for the 500 most requested parts and the 250 most requested overhaul items listed on the ILS system. In-depth information and easy-to-read graphs provide insight into the market so customers can identify and take advantage of market trends. The ILS Inventory e-Valuator uses detailed supply and demand statistics and, in many cases, pricing to help customers assess the value of any parts listing or inventory. ILS can provide 12 months of customized supply and demand data for each item. The ILS Inventory e-Valuator is also a tool to assist sellers, inventory owners, aerospace operators and financial institutions with valuing their inventory by using disclosed bid, offer and selling prices in the aftermarket. The ILS Quick Catalogue is an ILS-developed and maintained electronic catalog for subscribers to enable their customers and prospects to search product listings, make selections and submit requests for quotes. The data appears to be listed on the subscriber's website, but it actually resides on ILS's servers where it is maintained.

         Customer needs, as well as their hardware and software capabilities or resources, drive enhancements to ILS's services. ILS routinely uses focus groups, questionnaires, industry meetings and surveys to obtain customer feedback on current and prospective services. Accordingly, ILS expects to provide additional services to improve the efficiency of buying and selling aviation and marine parts, equipment and services online.

         SUBSCRIBERS. ILS's aviation-related subscribers include OEMs, distributors, resellers, overhaul and repair facilities, fixed-base operators, most of the world's major airlines and U.S. and international government procurement agencies. ILS's marine-related subscribers include manufacturers, repair facilities, distributors and ship owners and operators. Subscribers can select from various levels of service to suit their needs and budgets. In addition, ILS has customized service offerings for specific market segments. ILS's largest users have typically signed multiuser, multilocation agreements that provide for wider access to ILS data by their employees.

         ILS has served many of its customers or their predecessors as a neutral information resource since the 1980s. ILS initially used teletype and telex, then progressed to facsimile and point-to-point data transmissions before the advent of the Internet. ILS continues to offer some services to customers who are unable to utilize ILS's Internet services.

         SALES AND MARKETING. ILS markets its electronic marketplaces to both buyers and sellers in the aviation and marine industries and the U.S. and international government procurement markets. ILS is headquartered in Memphis, Tennessee and maintains regional offices in: Atlanta, Georgia; Seattle, Washington; and Singapore, Malaysia. ILS also has independent sales representatives in: London and Newcastle, England; Dubai, UAE; and Toronto, Canada. In addition, ILS has representatives in areas where it has major concentrations of customers to provide them with training and technical support.

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

         COMPETITION. ILS can be clearly differentiated from most other aerospace-related electronic marketplaces by its neutrality and longevity. We believe ILS's large customer base, depth and breadth of aftermarket product offerings, electronic marketplace innovation and e-commerce developments are key competitive differentiating factors.

         There are a number of Internet-based competitors operating aviation business-to-business marketplaces, including alliances of OEMs, individual airlines, distributors and independent companies. Most of the participants in these alliances remain subscribers and active participants in ILS's electronic marketplaces.

EMPLOYEES

         As of December 31, 2002, we had 875 employees, none of whom are represented by collective bargaining units, except for less than ten employees residing in The Netherlands. We believe that our relationships with our employees are good.

REGULATION

         GENERAL. We are regulated by certain federal, state and local government agencies within the U.S. with authority over businesses generally, such as the United States Environmental Protection Agency and the United States Occupational Safety and Health Administration, as well as agencies of foreign governments with similar authority in foreign jurisdictions where we do business.

         AVIATION. In addition to general regulation by these agencies, Aviall Services' repair and final assembly operations are regulated by agencies with responsibilities over civil aviation. The FAA regulates locations within the U.S. The various countries' civil aviation authorities regulate locations outside the U.S.

         ENVIRONMENTAL. Aviall Services' business includes parts repair operations that require the use, storage and disposal of certain chemicals in small quantities. These chemicals are regulated under federal, state, local and foreign environmental protection laws, which require us to eliminate or mitigate the impact of these substances on the environment. In response to these requirements, we have upgraded facilities and implemented programs to detect and minimize contamination. Due to the small quantities of chemicals used and the current programs in place, we do not anticipate any material environmental liabilities or significant capital expenditures will be incurred in the future related to these ongoing operations to comply or remain in compliance with existing environmental regulations.

         Additionally, some of the products, such as chemicals, oxygen generators, oxygen bottles and life rafts, that we sell to our customers contain hazardous materials that are subject to FAA regulations and federal, state, local and foreign environmental protections laws. If we ship such products by air, we share responsibility with the air carrier for compliance with these FAA regulations and are primarily responsible for the proper packaging and labeling of these items. If Aviall Services mislabels or otherwise improperly ships hazardous materials, it may be liable for damage to the aircraft and other property, as well as substantial monetary penalties. Any of these events could have a material adverse effect on our financial condition or results of operations. The FAA actively monitors the shipment of hazardous materials.

         In addition, some of our previously owned businesses used chemicals classified by various federal, state, local and foreign agencies as hazardous substances. We retain environmental liabilities related to these businesses for the period prior to their sale. Changes in estimates of these retained environmental liabilities are classified as unusual items in continuing operations or as discontinued operations depending on the accounting treatment that applied at the time the decision was made to exit the business. For further discussion, see "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" and Note 16 - Environmental Matters to the consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 2: PROPERTIES

         Our corporate headquarters, Aviall Services' headquarters, central warehouse operations and various product repair shops are located in a 280,000-square-foot facility located on the grounds of DFW Airport. This facility is comprised of 195,000 square feet of central warehouse and product repair shops and 85,000 square feet of office space. As of December 31, 2002, this facility contained approximately 89% of Aviall Services' inventory and the primary information systems for Aviall and Aviall Services. We occupy this facility pursuant to a ten-year lease with two five-year renewal options at the then-prevailing fair market lease rate. In addition, we have a one-time option to elect to expand our premises by approximately 100,000 square feet. We must exercise this expansion right before the fifth anniversary of the lease commencement date.

         At December 31, 2002, our principal operating facilities were:

                                        Lease
      Location                      Square Footage             Expiration Date                        Function
      --------                      --------------             ---------------                        --------
DFW Airport, Texas                     280,000                 December 2011          Corporate headquarters and Aviall
                                                                                      Services' headquarters, central warehouse
                                                                                      operations and various product repair shops

Memphis, Tennessee                     31,000                   April 2003            ILS headquarters and operations

         On December 31, 2002, we occupied 39 other facilities around the world, including administrative, sales, distribution and operations/repair facilities and customer service centers that support our parts distribution business. Each of our domestic real properties is held under an operating lease. In 2003, we expect to pay $4.2 million in rental expense for our facility leases. We believe our material facilities, machinery and equipment are suitable for the purposes for which they are used and are adequately maintained in all material respects. ILS is in the process of renegotiating their existing lease.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 4A: EXECUTIVE OFFICERS OF THE REGISTRANT

         Our executive officers are as follows:

               Name                                                            Office(s)
               ----                                                            ---------
        Paul E. Fulchino                 Chairman of the Board of Directors, President and Chief Executive Officer
        Dan P. Komnenovich               Executive Vice President and Chief Operating Officer of Aviall Services
        Bruce Langsen                    President of ILS
        Charles M. Kienzle               Senior Vice President of Operations of Aviall Services
        Jeffrey J. Murphy                Senior Vice President of Law and Human Resources, Secretary and General Counsel
        Colin M. Cohen                   Vice President and Chief Financial Officer
        Jacqueline K. Collier            Vice President and Controller
        Joseph Y. Lacik                  Vice President of Information Services of Aviall Services
        James T. Quinn                   Vice President of Sales and Marketing of Aviall Services


         Paul E. Fulchino, 56, has served as Chairman of the Board of Directors, President and Chief Executive Officer since January 2000. From 1996 through 1999, Mr. Fulchino was President and Chief Operating Officer of B/E Aerospace, Inc., a leading supplier of aircraft cabin products and services. From 1990 to 1996, Mr. Fulchino served in the capacities of President and Vice Chairman of Mercer Management Consulting, Inc., an international general management consulting firm. Earlier in his career, Mr. Fulchino held various engineering positions at Raytheon Company.

         Dan P. Komnenovich, 50, rejoined Aviall in August 2000 as Aviall Services' Executive Vice President and Chief Operating Officer. From January 1999 to July 2000, Mr. Komnenovich was a Principal with Kincaid Capital Group, an investment management firm. From March 1995 to December 1998, Mr. Komnenovich served as Executive Vice President and Chief Financial Officer of Dallas Airmotive, Inc., a business aircraft engine overhaul company. Mr. Komnenovich held various positions with us between 1983 and 1995, including Senior Vice President of Marketing and Development.

         Bruce Langsen, 56, has served as President of ILS since June 1996. Prior to his tenure as President of ILS, Mr. Langsen served as Executive Vice President of ILS. Mr. Langsen joined ILS in 1993 as its Vice President of Marketing and Sales. Prior to joining ILS, Mr. Langsen was Senior Vice President and General Manager for Express Airlines II.

         Charles M. Kienzle, 50, has served as Aviall Services' Senior Vice President of Operations since June 1996. Mr. Kienzle served as Senior Vice President of Operations of our domestic engine services division from January 1996 to June 1996. From 1993 to January 1996, Mr. Kienzle was Senior Vice President of Human Resources and Administration.

         Jeffrey J. Murphy, 56, has served as Senior Vice President of Law and Human Resources, Secretary and General Counsel since December 1996. From 1993 to 1996, he served as Senior Vice President of Law, Secretary and General Counsel.

         Colin M. Cohen, 51, has served as Vice President and Chief Financial Officer since October 2002. From September 2001 to September 2002, Mr. Cohen was Chief Financial Officer of Alterna Technologies Group, Inc., an e-commerce and financial software company. From January 2001 to September 2001, Mr. Cohen served as a consultant to several businesses. From July 2000 to January 2001, Mr. Cohen was Senior Vice President and Chief Financial Officer of OneSoft Corporation, also an e-commerce and financial software company. From 1996 to 2000, Mr. Cohen served as Senior Vice President, Corporate Development and Chief Financial Officer with The Fairchild Corporation, a multi-product international aerospace manufacturing company. Between 1976 and 1996, Mr. Cohen held investment banking positions with Citibank and Citicorp entities in several countries.

         Jacqueline K. Collier, 49, has served as Vice President and Controller since 1994. Ms. Collier joined a predecessor of Aviall in 1976 and has held various financial positions with the predecessor company and Aviall since that date.

         Joseph Y. Lacik, 47, joined Aviall in January 2000 as Aviall Services' Vice President of Information Services. From January 1999 to December 1999, Mr. Lacik was Senior Director of Information Technology for AMFM, Inc. Mr. Lacik served as Vice President, Strategic Information Systems for Metrocall from January 1998 to December 1998. From February 1997 to January 1998, Mr. Lacik served PRONET as Vice President and Chief Information Officer. Mr. Lacik provided high-level technology consulting services for a number of communications firms from July 1996 to January 1997. Prior to July 1996, Mr. Lacik was Vice President of Information Technology for Cameron Ashley Building Products, Inc.

         James T. Quinn, 54, has served as Aviall Services' Vice President of Sales and Marketing since August 1999. From July 1997 to August 1999, Mr. Quinn was Vice President of Marketing and Supplier Services of Aviall Services. Mr. Quinn served as Director, Distribution Services Marketing from 1994 to 1997.

         Our executive officers are elected annually by our Board of Directors and may be removed at any time by the Board. With the exception of Mr. Fulchino, no executive officers have employment agreements with us. No family relationships exist between any of the executive officers.

                                     PART II


ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK AND DIVIDEND POLICY

         Our common stock is traded on the New York Stock Exchange under the ticker symbol "AVL". The high and low sales prices for our common stock for each calendar quarter during 2001 and 2002 are set forth below:

                                                 Price
                                     --------------------------
Year              Quarter              High              Low
----              -------            --------          --------
2001              First              $   8.08          $   4.88
                  Second             $  11.25          $   6.60
                  Third              $  11.05          $   6.05
                  Fourth             $   8.05          $   4.52
                  -------            --------          --------
2002              First              $   9.03          $   6.01
                  Second             $  14.20          $   8.07
                  Third              $  14.80          $   9.76
                  Fourth             $  10.64          $   7.70


         According to the records of our transfer agent, we had 9,811 stockholders of record of our common stock as of March 17, 2003.

         Our policy has been to reinvest earnings to fund future growth. Accordingly, we did not pay cash dividends on our common stock during 2001 or 2002. Except in limited circumstances, under the terms of (i) our Series D Senior Convertible Participating Preferred Stock, (ii) Aviall Services' senior unsecured notes due 2007 and (iii) our senior secured credit facility, we may not declare, pay or set aside cash dividends without the consent of the various parties thereto. Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

         CONVERTIBLE PARTICIPATING REDEEMABLE PREFERRED STOCK. On December 21, 2001, we sold 45,000 shares of Series B Senior Convertible Participating Preferred Stock, or Series B Redeemable Preferred Stock, for $45.0 million to Carlyle Partners III, L.P., a Delaware limited partnership, CP III Coinvestment, L.P., a Delaware limited partnership, and certain of their affiliates, or collectively, the Carlyle Investors. We issued the shares of Series B Redeemable Preferred Stock to the Carlyle Investors pursuant to exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 under the Securities Act of 1933. At the time of issuance of the Series B Redeemable Preferred Stock, the Carlyle Investors represented to us that each was an accredited investor, as defined in Regulation D under the Securities Act of 1933.

         Our Board of Directors called a Special Meeting of Stockholders for March 15, 2002 to consider and vote upon a proposal to approve the terms and issuance of shares of our Series D Senior Convertible Participating Preferred Stock, or Series D Redeemable Preferred Stock, upon automatic conversion of the Series B Redeemable Preferred Stock, the issuance of shares of Series D Redeemable Preferred Stock as dividends on shares of Series D Redeemable Preferred Stock and the issuance of shares of common stock upon conversion of the Series D Redeemable Preferred Stock.

         At the Special Meeting of Stockholders, the stockholders approved the terms and issuance of the Series D Redeemable Preferred Stock, the issuance of shares of Series D Redeemable Preferred Stock as dividends on shares of Series D Redeemable Preferred Stock and the issuance of common stock upon conversion of the Series D Redeemable Preferred Stock. Therefore, the 45,110 outstanding shares of Series B Redeemable Preferred Stock automatically converted into 45,110 shares of Series D Redeemable Preferred Stock and such shares were issued to the Carlyle Investors. Upon conversion of the Series B Redeemable Preferred Stock, we recorded a $20.5 million deemed dividend reflecting the difference between the $8.44 closing market price of our common stock on the New York Stock Exchange on March 15, 2002 and the $5.80 conversion price of the Series D Redeemable Preferred Stock negotiated in December 2001, multiplied by the total number of shares of common stock into which the Series D Redeemable Preferred Stock could have been converted on March 15, 2002. As of March 15, 2002, the 45,110 outstanding shares of Series D Redeemable Preferred Stock were convertible into an aggregate of 7,777,584 shares of common stock at a conversion price of $5.80 per share.

         Unless there is a continuing event of default under the Series D Redeemable Preferred Stock, the Series D Redeemable Preferred Stock has a 9.0% cumulative dividend rate per annum, and the dividends are payable in additional shares of Series D Redeemable Preferred Stock for the first four years and then payable in cash thereafter, if permitted. From March 15, 2002 to December 31, 2002, we issued an additional 4,191 shares of Series D Redeemable Preferred Stock in payment of the quarterly dividends due March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002. As of March 17, 2003, there were 49,301 shares of Series D Redeemable Preferred Stock outstanding, which were convertible into an aggregate of 8,500,171 shares of common stock at a conversion price of $5.80 per share representing 30% of the total voting power of our stockholders.

         The Series D Redeemable Preferred Stock (i) has an aggregate liquidation preference of $1,000 per share, (ii) votes with the common stock as if it were deemed converted at the voting date, (iii) is convertible at the option of the holder into common stock and (iv) has antidilution protection and other protective provisions. We are required to redeem all of the Series D Redeemable Preferred Stock in cash for the aggregate liquidation preference on June 21, 2008. Unless there is a continuing event of default under the Series D Redeemable Preferred Stock, the holders of Series D Redeemable Preferred Stock are entitled to elect two members to our Board of Directors and have elected Messrs. Peter J. Clare and Allan M. Holt to those positions. In addition, the Series D Redeemable Preferred Stock will participate with the common stock on an as-converted basis in the payment of dividends, other than a dividend payable solely in shares of our common stock, and will participate with the common stock in the distribution of assets upon liquidation, after first receiving $1,000 per share of Series D Redeemable Preferred Stock, plus all accrued and unpaid dividends. Accordingly, pursuant to Statement of Financial Accounting Standards No. 128, or SFAS 128, "Earnings per Share," our earnings from continuing operations available for distribution, for the calculation of basic net earnings per share, reflect the allocation of these earnings between the common and preferred stockholders based on the required "two-class" method.

         We issued the shares of Series D Redeemable Preferred Stock to the Carlyle Investors pursuant to exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 under the Securities Act of 1933. The Carlyle Investors had represented to us that each was an accredited investor, as defined in Regulation D under the Securities Act of 1933. The issuances of the shares of Series B Redeemable Preferred Stock and the shares of Series D Redeemable Preferred Stock were not underwritten.

         In connection with the sale of the Series B Redeemable Preferred Stock to the Carlyle Investors, we amended our Preferred Stock Rights Plan, or the Rights Plan, to provide that it would not be triggered by the Carlyle Investors' acquisition of (i) the Series B Redeemable Preferred Stock, (ii) the Series D Redeemable Preferred Stock, (iii) any dividends on the Series D Redeemable Preferred Stock paid in additional shares of Series D Redeemable Preferred Stock or (iv) any shares of common stock issued upon conversion of the Series D Redeemable Preferred Stock or upon exercise of the warrant issued to the Carlyle Investors as a holder of an Aviall Services' senior unsecured note. The amendment only exempts the Carlyle Investors from triggering the Rights Plan for so long as they are subject to a standstill agreement with us. The terms of the standstill agreement are generally described below.

         In general, we also exempted from the provisions of the Rights Plan subsequent owners of the Series D Redeemable Preferred Stock and the common stock issued upon conversion of the Series D Redeemable Preferred Stock or upon exercise of the warrant issued to the Carlyle Investors, subject to certain restrictions. We also amended the Rights Plan to provide that, upon the triggering of the Rights Plan, each outstanding share of Series D Redeemable Preferred Stock would be issued a number of rights under the Rights Plan equal to the number of shares of common stock issuable upon conversion of such share of Series D Redeemable Preferred Stock.

         On December 21, 2001, in connection with the amendments to the Rights Plan, we entered into a standstill agreement with the Carlyle Investors. The standstill agreement prohibits the Carlyle Investors from taking certain actions without the prior approval of our Board of Directors for so long as the Carlyle Investors or their affiliates own 15.0% or more of our outstanding voting securities. Such prohibited actions include acquiring more than 5.0% of any of our securities entitled to vote or convertible into or exercisable for voting securities (other than Series B Redeemable Preferred Stock, Series D Redeemable Preferred Stock, any dividends on Series D Redeemable Preferred Stock paid in additional shares of Series D Redeemable Preferred Stock or any shares of common stock issued upon conversion of Series D Redeemable Preferred Stock or upon exercise of the warrant issued to the Carlyle Investors), soliciting proxies, calling a meeting of stockholders, commencing a tender offer or making a proposal with respect to the acquisition of a substantial portion of our assets or a merger involving us. The standstill agreement terminates as to each Carlyle Investor on the date such Carlyle Investor and its affiliates no longer own 15.0% or more of our outstanding voting securities.

         SENIOR NOTES. On December 21, 2001, Aviall Services issued senior unsecured notes, or the Senior Notes, due 2007 to: J. H. Whitney Mezzanine Fund, L.P., a Delaware limited partnership; Whitney Private Debt Fund, L.P., a Delaware limited partnership; Whitney Limited Partner Holdings, LLC, a Delaware limited liability company; Carlyle High Yield Partners, L.P., a Delaware limited partnership; Blackstone Mezzanine Partners L.P., a Delaware limited partnership; Blackstone Mezzanine Holdings L.P., a Delaware limited partnership; Oak Hill Securities Fund, L.P., a Delaware limited partnership; Oak Hill Securities Fund II, L.P., a Delaware limited partnership; Lerner Enterprises, L.P., a Delaware limited partnership; and P & PK Family Limited Partnership, a Delaware limited partnership, or collectively, the Lenders. The Lenders purchased the Senior Notes in exchange for consideration in the aggregate amount of $80.0 million. We issued the Senior Notes to these Lenders pursuant to exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 under the Securities Act of 1933. At the time of issuance of the Senior Notes, the Lenders represented to us that each was an accredited investor, as defined in Regulation D under the Securities Act of 1933.

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

         Each warrant is exercisable for shares of our common stock at an initial exercise price of $0.01 per share and will expire on March 15, 2012. Each warrant contains antidilution protection tied to the conversion price of the Series D Redeemable Preferred Stock. If the conversion price of the Series D Redeemable Preferred Stock is adjusted pursuant to its terms, the number of shares of common stock for which the warrants may be exercised will be adjusted proportionately. If the holders of Series D Redeemable Preferred Stock waive the adjustment to the Series D Redeemable Preferred Stock conversion price, then the antidilution provisions in the warrant will be deemed waived by the respective holder of the warrant.

         The holders of the warrants are also entitled to receive all dividends paid with respect to the common stock as if such holders had exercised the warrants for common stock prior to the dividend, unless such dividend results in an adjustment to the number of shares of common stock for which the warrants are exercisable.

         On September 12, 2002, we issued the following shares of common stock to each respective Lender after receipt of such Lender's notice to exercise its warrant in full: 76,563 shares to Oak Hill Securities Fund, L.P.; 76,562 shares to Oak Hill Securities Fund II, L.P.; 16,406 shares to Lerner Enterprises, L.P.; and 5,469 shares to P & PK Family Limited Partnership. On December 26, 2002, we issued the following shares of common stock to each respective Lender after receipt of such Lender's notice to exercise its warrant in full: 424,375 shares to J.H. Whitney Mezzanine Fund, L.P. and 328,125 shares to Whitney Private Debt Fund, L.P. We issued these shares of common stock to the Lenders pursuant to exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 under the Securities Act of 1933.

ITEM 6: SELECTED FINANCIAL DATA

         The following table summarizes selected financial information that has been derived from our audited consolidated financial statements. You should read the information set forth below in conjunction with "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.


(In Thousands, Except Share Data)                     2002             2001             2000             1999             1998
--------------------------------                  ------------     ------------     ------------     ------------     ------------
Selected Operating Data:
   Net sales (a)                                  $    803,293          506,160          485,920          371,901          404,207
   Cost of sales (b)                              $    646,477          398,821          377,379          280,475          304,282
   Gross profit                                   $    156,816          107,339          108,541           91,426           99,925
   Selling and administrative expenses (c)        $     95,412           87,729           82,042           73,547           67,683
   Unusual gain (loss) (d)                        $      1,024           (2,810)              --           (4,470)              --
   Operating income                               $     62,428           16,800           26,499           13,409           32,242
   Interest expense                               $     22,578           10,291            8,407            3,345            2,681
   Provision (benefit) for income taxes (e) (f)   $     13,199            3,046            7,526            4,949          (32,175)
   Earnings from continuing operations (e)        $     26,651            3,463           10,566            5,115           61,736
   Earnings from discontinued operations (g)      $      3,026              322            1,062            4,588            2,821
   Earnings before extraordinary loss             $     29,677            3,785           11,628            9,703           64,557
   Extraordinary loss (h)                         $         --           (1,026)              --               --               --
   Net earnings                                   $     29,677            2,759           11,628            9,703           64,557
   Deemed dividend                                $    (20,533)              --               --               --               --
   Preferred stock dividends                      $     (4,199)            (113)              --               --               --
   Net earnings applicable to common shares       $      4,945            2,646           11,628            9,703           64,557
                                                  ------------     ------------     ------------     ------------     ------------

Other Financial Data:
   Net cash (used for) provided by operating
      activities                                  $    (37,084)         (81,103)          (7,612)         (11,980)          20,252
   Net cash used for investing activities         $    (17,137)         (37,008)         (16,581)         (21,089)          (9,370)
   Net cash provided by (used for) financing
        activities                                $     56,692          115,772           27,673           31,318          (15,302)
   Total assets                                   $    652,464          533,229          395,451          340,640          304,646
   Total debt                                     $    221,407          200,854           90,422           78,011           45,628
   Convertible redeemable preferred stock         $     44,370           40,161               --               --               --
   Total debt to total capital (i)                        49.2%            50.8%            32.1%            30.3%            21.3%
                                                  ------------     ------------     ------------     ------------     ------------
Basic Net Earnings (Loss) Per Share Data:
   Earnings from continuing operations            $       0.08             0.18             0.58             0.28             3.22
   Earnings from discontinued operations                  0.11             0.02             0.06             0.25             0.15
   Extraordinary loss                                       --            (0.06)              --               --               --
                                                  ------------     ------------     ------------     ------------     ------------
   Net earnings                                   $       0.19             0.14             0.64             0.53             3.37
                                                  ------------     ------------     ------------     ------------     ------------
Weighted average common shares                      18,478,102       18,380,975       18,313,401       18,222,526       19,150,869
                                                  ------------     ------------     ------------     ------------     ------------
Diluted Net Earnings (Loss) Per Share Data: (j)
   Earnings from continuing operations            $       0.08             0.18             0.58             0.28             3.17
   Earnings from discontinued operations                  0.11             0.02             0.06             0.25             0.15
   Extraordinary loss                                       --            (0.06)              --               --               --
                                                  ------------     ------------     ------------     ------------     ------------
   Net earnings                                   $       0.19             0.14             0.64             0.53             3.32
                                                  ------------     ------------     ------------     ------------     ------------
Weighted average common and potentially
   dilutive common shares                           27,565,957       18,718,979       18,337,161       18,474,038       19,466,419
                                                  ------------     ------------     ------------     ------------     ------------

(a) Net sales for 2002 do not include $74 million of RR T56 sales, valued at our contractual prices, made directly by Rolls-Royce to the U.S. military during the RR T56 transition period, which ended in June 2002. Net sales for the years 1999 and 1998 were restated as a result of the implementation of EITF 00-10 in 2000.

(b) In 2001, cost of sales included a $7.0 million inventory and intangible write-down resulting from the downturn in the aerospace industry. This write-down was reclassified to cost of sales from selling and administrative expenses to conform to this year's presentation.

(c) In 2001, we expensed $1.4 million, which was included in selling and administrative expenses, related to the relocation of our Dallas, Texas facility.

(d) The unusual gain in 2002 resulted from the reversal of environmental reserves related to our previously owned businesses that do not qualify as discontinued operations. The unusual loss in 2001 consists of unfavorable leases and doubtful accounts related to the downturn in the economy in 2001 and costs related to our new capital structure. The unusual loss in 1999 resulted from costs incurred for the strategic review process and executive severance pay.

(e) In 2002, our tax expense was net of a $0.8 million release of state net operating loss valuation allowances determined to be realizable. Earnings from continuing operations and net earnings in 1998 included a $32.2 million tax benefit due to the release of a $33.5 million deferred tax valuation allowance offset by provisions of certain U.S. state and foreign taxes.

(f) Our cash payments for taxes are substantially lower than reported tax expense due to our use of net operating losses, which are not expected to be fully utilized for several years.

(g) In January 1996, we exited certain businesses and, accordingly, reported these businesses as discontinued operations. The earnings from discontinued operations resulted from changes in estimates for certain retained liabilities.

(h) The extraordinary loss in 2001 resulted from the write-off of unamortized financing costs in connection with refinancing our senior credit facility.

(i)      Total capital consists of total debt and shareholders' equity.

(j) Diluted net earnings per share were not dilutive, or lower than basic, in 2002 and 2001. Therefore, diluted net earnings per share for 2002 and 2001 is presented equal to basic net earnings per share.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Our businesses consist of Aviall Services, the largest independent global aftermarket provider of new aerospace parts and related supply-chain services to the aviation industry, and ILS, a leading independent information provider and operator of global electronic marketplaces for buying and selling parts, equipment and services for the aviation and marine industries and the U.S. and international government procurement markets.

         NET SALES. Aviall Services' net sales are generated primarily from the sale of new and OEM-remanufactured aerospace parts, components and supplies. We sell these products at prices based upon either a discount from the manufacturers' published list prices or with a margin above our cost to buy the product. ILS's net sales consist mainly of monthly or yearly subscription fees to access ILS's online databases, fees charged to firms listing inventory in the databases, communications fees, income from the sale of custom reports and decision support products and fees for developing and hosting customers' catalogs. ILS is an information service provider and does not own or sell the parts, equipment or services listed in its databases.

         COST OF SALES AND GROSS PROFIT. Aviall Services' cost of sales consists primarily of costs incurred to purchase parts and supplies from OEMs, inventory carrying costs such as shrinkage and excess and obsolescence, and the amortization of the licensing fees for our significant long-term agreements with Honeywell and Rolls-Royce. We purchase parts, components and supplies based on discounts from the manufacturers' published list prices as specified in agreements with our suppliers. Because the product sold by ILS is information, we include the expenses required to maintain and operate the central ILS computer system and communications network in our cost of sales. These expenses include the salaries and benefits of the computer operations staff, depreciation and lease costs for computer and communications equipment, telecommunications expenses and software costs. Gross profit is the difference between the sales generated and the costs related to those sales.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses include all costs related to marketing, sales, planning and purchasing, accounting, finance, and other administrative departments of the two business units and the corporate staff. In addition, Aviall Services' selling and administrative expenses include costs related to operating its central warehouse and our worldwide customer service centers.

CRITICAL ACCOUNTING POLICIES

         The process of preparing financial statements in conformity with accounting principles generally accepted in the U.S. requires us to use estimates and assumptions to determine certain of our assets, liabilities, revenues and expenses. We base these estimates and assumptions upon the best information available to us at the time the estimates or assumptions are made. Our estimates and assumptions could change materially as conditions both within and beyond our control change. Accordingly, our actual results could differ materially from our estimates. The most significant estimates made by our management include our allowance for doubtful accounts receivable, reserves for excess and obsolete inventories, deferred tax asset valuation allowances, environmental reserves, pension and postretirement benefit obligations and valuation of goodwill and distribution rights. The following is a discussion of our critical accounting policies and the related management estimates and assumptions necessary in determining the value of related assets or liabilities. A full description of all of our significant accounting policies is included in
Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in this Annual Report on Form 10-K.

         REVENUE RECOGNITION. Revenue from the sale of parts, components and supplies and the repair of parts is recognized based on shipping terms with our customers. Revenue from information services and point-of-purchase subscription fees is recognized as services are rendered. Revenue from pay-in-advance subscription fees is deferred and recognized as services are rendered. Shipping and handling costs billed to customers are recognized as revenue.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS. An allowance for doubtful accounts receivable is established based on our estimates of the amount of uncollectible accounts receivable on a customer-by-customer basis. We determine the required allowance using information such as customer credit history, industry and market segment information, economic trends and conditions, credit reports and customer financial condition. The estimates can be affected by changes in the aviation industry, customer credit issues or customer bankruptcies.

         INVENTORIES. We value our inventory of aerospace parts at the lower of average cost or market. We make provisions for excess and obsolete inventories based on our assessment of slow-moving and obsolete inventories on a part-number-by-part-number basis within each product line. Historical parts sales and estimated future demand adjusted for known or expected aviation industry trends or conditions provide the basis for our estimates. These estimates are subject to volatility and can be affected by reduced flight hours, the retirement of aircraft, changes in distribution agreements and other changes in the aviation industry. We make provisions for inventory shrinkage based on periodic physical inventory counts. During the second quarter of 2002, we changed our classification of inventory obsolescence and inventory shrinkage from selling and administrative expenses to cost of sales. Prior periods have been reclassified to reflect this change.

         DISTRIBUTION RIGHTS. From time to time, we enter into long-term supplier distribution agreements that implicitly include a payment for distribution rights. When we enter into these agreements, we must value the distribution rights and amortize them over the life of the agreement. We calculate the value of the distribution rights using a discounted cash flow model of the expected net contract cash flows related to the specific distribution agreement. The most significant variables used in the model include expected sales, inventory value, incremental costs and working capital requirements. We base our valuation of inventory acquired on the contractual purchase discount off of list price adjusted for historical and expected parts sales. The determination of the amounts for the other factors used are based on information acquired during the agreement negotiation process. We amortize the value of the distribution rights over the term of the agreement using the straight-line method, which approximates the operating cash flows expected over the life of the agreement. In the event one or more of our material suppliers discontinue the products we sell, terminate our contract or are unable to perform under our agreement, the value of the distribution rights could be impaired, and we might be required to write-down or write-off the unamortized value of the distribution rights.

         DEFERRED TAXES. We establish our deferred tax assets and liabilities based on our profits or losses in each jurisdiction in which we operate. Associated valuation allowances reflect the likelihood of the recoverability of these assets. We base our judgement of the recoverability of these assets, which includes federal and, to a lesser degree, state net operating loss carryforwards, primarily on historical earnings, our estimate of current and expected future earnings, prudent and feasible tax planning strategies, and current and future ownership changes. The likelihood of an annual limitation on our ability to utilize our U.S. federal net operating loss carryforward to offset future U.S. federal taxable income is increased by certain historical changes in our equity ownership when combined with potential future ownership changes occurring in the rolling three-year testing period. The amount of an annual limitation can vary significantly based on certain factors existing at the date of the ownership change. If such limitations were imposed, they could have a material adverse impact on our results of operations and cash flows.

         PENSION AND POSTRETIREMENT BENEFITS OBLIGATIONS. The value of our pension and postretirement benefits assets and liabilities is determined on an actuarial basis. These values are affected by the market value of plan assets, our estimates of the expected return on plan assets and the discount rates we use to value our projected benefit obligation. We determine the discount rates using changes in the rates of return on high-quality, fixed-income investments. Actual changes in the fair market value of plan assets, differences between the actual return and the expected return on plan assets and changes in the discount rate we use affect the amount of pension expense we recognize.

         VALUATION OF LONG-LIVED ASSETS. We periodically review the net realizable value of our long-lived assets, including distribution rights, whenever events and circumstances indicate an impairment may have occurred. In the event we determine that the carrying value of long-lived assets is in excess of estimated gross future cash flows for those assets, we then will write-down the value of the assets to a level commensurate with a discounted cash flow analysis of the estimated future cash flows.

         GOODWILL. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, or SFAS 142, "Goodwill and Other Intangible Assets," we ceased amortizing goodwill effective January 1, 2002. On an annual basis, we compare the fair value of our reporting units with their carrying values. If the carrying value of a reporting unit exceeds its fair value, we would recognize an impairment equal to the excess of the fair value of the operating unit's goodwill over the carrying value of its goodwill. The fair value of our reporting units is estimated using the discounted present value of estimated future cash flows.

         ENVIRONMENTAL. The costs relating to our environmental liabilities have been estimated, including exit costs related to our previously owned businesses, when it is probable that a loss has been incurred and such loss is estimable. We base our probable environmental cost estimates on information obtained from independent environmental engineers and/or from our experts regarding the nature and extent of environmental contamination, available remedial alternatives and the cleanup criteria required by relevant governmental agencies. The estimated costs include anticipated site testing, consulting, remediation, disposal, postremediation monitoring and related legal fees. They are based on available information and represent the undiscounted costs to resolve the environmental matters in accordance with prevailing federal, state, local or foreign requirements. Our estimates may vary in the future as more information becomes available to us with respect to the level of contamination, the effectiveness and approval of selected remediation methods, the stage of our investigation at the individual sites, the recoverability of such costs from third parties and changes in federal, state, local or foreign statutes and regulations or their interpretation.

         Due to the small quantities of chemicals used and the current programs in place, we do not anticipate any material environmental liabilities or significant capital expenditures will be incurred in the future related to ongoing operations to comply or remain in compliance with existing environmental regulations. Based on information presently available and our programs to detect and minimize contamination, we believe that the ultimate disposition of pending environmental matters related to our previously owned businesses will not have a material adverse effect on our financial condition, results of operations or cash flows. However, environmental matters related to our previously owned businesses could be material to our cash flows during any one year.

RESULTS OF OPERATIONS

      The following table sets forth our results of operations as a percentage of our net sales during the periods shown:

                                                                          Year Ended December 31,
                                                             -----------------------------------------------
                                                                 2002              2001            2000
                                                             -------------     -------------   -------------
Statement of income data:
   Net sales                                                         100.0%            100.0           100.0
   Cost of sales                                                      80.5              78.8            77.7
                                                             -------------     -------------   -------------
   Gross profit                                                       19.5              21.2            22.3
   Selling and administrative expenses                                11.9              17.3            16.9
   Unusual items                                                      (0.1)              0.6              --
                                                             -------------     -------------   -------------
   Operating income                                                    7.7               3.3             5.4
   Interest expense                                                    2.8               2.0             1.7
                                                             -------------     -------------   -------------
   Earnings from continuing operations before income taxes             4.9               1.3             3.7
   Provision for income taxes                                          1.6               0.6             1.5
                                                             -------------     -------------   -------------
   Earnings from continuing operations                                 3.3%              0.7             2.2
                                                             -------------     -------------   -------------


RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         NET SALES. Net sales for Aviall Services were $776.2 million, an increase of $296.5 million or 61.8%, from the $479.7 million recorded in 2001. Sales for Aviall Services were mixed by geographic region: the Americas region increased $294.6 million or 84.3%; Europe fell $2.6 million or 4.7%; and the Asia-Pacific region increased $4.5 million or 6.0%. Sales in the government/military segment increased $285.2 million related to the RR T56 program, while sales in the general aviation/corporate segment improved by $36.3 million, primarily as a result of what management believes to be increased market share. Sales in the weaker commercial airline segment declined $25.0 million due to reduced demand for commercial airline travel. Sales of products under the RR T56 distribution agreement were $273.1 million in 2002. The 2002 net sales amounts did not include $74 million of RR T56 sales, valued at our contractual prices, made directly by Rolls-Royce to the U.S. military during the RR T56 transition period which ended in June 2002 but do include our full margin on these sales. Sales of products supplied by Rolls-Royce and Honeywell were $433.2 million and $132.4 million in 2002 and 2001, respectively.

         Net sales for ILS of $27.1 million were up $0.7 million year-over-year.

         GROSS PROFIT. Gross profit of $156.8 million for 2002 was up $49.5 million or 46.1% from the 2001 level of $107.3 million. As expected, gross profit as a percentage of net sales fell to 19.5%, reflecting the incorporation of lower-margin RR T56 sales. The 2001 gross profit was negatively affected by the $7.0 million inventory and intangible write-down resulting from the downturn in the aerospace industry. This write-down was reclassified to cost of sales from selling and administrative expenses to conform to our 2002 presentation.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $7.7 million to $95.4 million in 2002 from $87.7 million in 2001. The increase in selling and administrative expenses is largely attributable to the RR T56 and Honeywell product lines and higher depreciation costs associated with increased spending on technology infrastructure. This increase in selling and administrative expenses was partially offset by the implementation of SFAS 142, which reduced goodwill amortization by $1.9 million in 2002 as compared to 2001. Selling and administrative expenses as a percentage of net sales fell 5.4 percentage points to 11.9% in 2002 from 17.3% in 2001.

         UNUSUAL GAIN. The unusual gain of $1.0 million in 2002 resulted from the reversal of environmental reserves related to our previously owned businesses, which did not qualify as discontinued operations, due to changes in estimates for these liabilities.

         INTEREST EXPENSE. Interest expense increased $12.3 million to $22.6 million in 2002 from $10.3 million in 2001. In 2002, our interest expense included $4.8 million of noncash expense. The increase in our interest expense was primarily due to our new capital structure, which resulted in higher borrowings, higher amortization of debt issuance costs and debt discount and the issuance of the Senior Notes.

         INCOME TAX EXPENSE. Income tax expense from continuing operations for 2002 was $13.2 million, and our effective tax rate was 33.1%. Our 2001 income tax expense from continuing operations was $3.0 million, and our effective tax rate was 46.8%. The reduction in the effective tax rate year-over-year resulted primarily from the higher earnings in 2002 compared to 2001, the elimination of goodwill amortization expense beginning in 2002 as a permanent difference, Extraterritorial Income exclusion tax benefits and the release of a valuation allowance related to our state net operating loss carryforwards.

         EARNINGS FROM CONTINUING OPERATIONS. Earnings from continuing operations in 2002 were $26.7 million, an increase of 669.6% compared to the $3.5 million reported in 2001.

         EARNINGS FROM DISCONTINUED OPERATIONS. Earnings from discontinued operations in 2002 of $3.0 million, net of tax expense of $1.8 million, resulted from revised environmental liability estimates.

         DEEMED DIVIDEND. The deemed dividend of $20.5 million in March of 2002 resulted from the conversion of all of our outstanding Series B Redeemable Preferred Stock into 45,110 shares of Series D Redeemable Preferred Stock on March 15, 2002. The deemed dividend reflects the difference between the $8.44 closing market price of our common stock on the New York Stock Exchange on March 15, 2002 and the $5.80 conversion price of the Series D Redeemable Preferred Stock negotiated in December 2001, multiplied by the total number of shares of common stock into which the Series D Redeemable Preferred Stock could have been converted on March 15, 2002.

         PREFERRED STOCK DIVIDEND. The noncash preferred stock dividends of $4.2 million paid in 2002 resulted from the issuance of 4,191 shares of Series D Redeemable Preferred Stock in payment of the quarterly payable-in-kind dividends on the Series D Redeemable Preferred Stock, which as of December 31, 2002 were convertible into 722,585 shares of common stock.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         NET SALES. Despite the aviation industry downturn, Aviall Services' net sales increased $21.7 million or 4.7% in 2001 compared to 2000. The increase was primarily due to sales under the new Honeywell agreements in 2001 and increased Rolls-Royce Model 250 product line sales. Sales of products supplied by Rolls-Royce and Honeywell were $132.4 million and $109.9 million in 2001 and 2000, respectively. Sales for Aviall Services were higher for each major segment of the aviation industry but were mixed by geographic region: the Americas region increased $13.1 million or 3.8%; Europe fell $2.4 million or 4.2%; and the Asia-Pacific region jumped $11.0 million or 17.2%.

         ILS's net sales decreased $1.5 million or 5.4% in 2001 compared to 2000 primarily due to continued customer acceptance of the annual prepayment discount initiative and the loss of communications revenue as customers migrated to accessing ILSMART.COM through the Internet rather than through billable dial-up connections.

         GROSS PROFIT. Gross profit of $107.3 million decreased $1.2 million or 1.1% in 2001 compared with $108.5 million in 2000. The decrease was due to a $7.0 million write-down of inventory and intangibles offset by sales under the new Honeywell agreements in 2001 and increased Rolls-Royce Model 250 product line sales. Gross profit as a percentage of net sales decreased to 21.2% in 2001 from 22.3% in 2000. A slight increase in gross profit as a percentage of net sales at Aviall Services, resulting from changes in product mix, was mostly offset by lower margins at ILS due to technology infrastructure investment costs.

         SELLING AND ADMINISTRATIVE EXPENSES. In 2001, our selling and administrative expenses increased $5.7 million or 6.9% from 2000 primarily due to development expenses for our e-commerce initiatives, integration of the new Honeywell product lines and expenses to relocate our corporate headquarters and Aviall Services' headquarters and central warehouse operations. This relocation was completed on time and at a cost of $1.4 million, which was $0.6 million less than the estimate previously disclosed. Tax incentives at this new site will allow us to maintain our ad valorem taxes at the 2001 rate, even though the tax basis of our assets increased substantially.

         UNUSUAL LOSS. Our 2001 results included a $2.8 million unusual loss primarily related to the aviation industry changes resulting from the downturn in the economy in 2001, consisting of $1.1 million for the write-down of unfavorable leases, $1.0 million for doubtful accounts increases and $0.7 million in costs related to our new capital structure.

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

         EARNINGS FROM CONTINUING OPERATIONS. For 2001, earnings from continuing operations were $3.5 million compared to $10.6 million in 2000. As previously discussed, our 2001 results included a $7.0 million inventory and intangible write-down and a $2.8 million unusual loss related to the economic downturn and costs related to our new capital structure.

         EARNINGS FROM DISCONTINUED OPERATIONS. Earnings from discontinued operations in 2001 of $0.3 million, net of tax expense of $0.2 million, were due to revised environmental liability estimates.

         EXTRAORDINARY ITEM. The extraordinary item in 2001, net of income tax benefit of $0.6 million, resulted from the write-off of $1.6 million of unamortized debt issuance costs related to refinancing our senior credit facility in December 2001.

FOREIGN OPERATIONS

         Aviall Services operates customer service centers in Australia, Canada, Hong Kong, The Netherlands, New Zealand and Singapore, as well as repair facilities in Australia and the United Kingdom. These foreign operations use the U.S. dollar as their functional currency because the majority of sales and inventory purchases are denominated in U.S. dollars. Foreign currency translation and transaction gains and losses are included in our net earnings. There are no current legal restrictions regarding the repatriation of cash from the foreign operations to the U.S. However, our general policy is not to repatriate cash.

         The following table shows our foreign operations' net sales and earnings from continuing operations before income taxes during the periods shown:

                                                  Year Ended December 31,
                                         ------------------------------------------
  (In Millions)                             2002           2001            2000
                                         ------------   ------------   ------------
  Net sales                             $      112.8          107.7           96.9

  Earnings from continuing operations
      before income taxes               $        4.9            6.7            4.6


INCOME TAXES

         Cash tax payments made for federal, state and foreign income taxes were $0.6 million, $2.0 million and $2.3 million in 2002, 2001 and 2000, respectively. Our cash income tax expense is primarily related to foreign taxes on our foreign operations. Our cash income tax expense continues to be substantially lower than the U.S. federal statutory rate through the use of our U.S. federal net operating loss carryforwards. As of December 31, 2002, our estimated U.S. federal net operating loss carryforward was approximately $115.4 million and substantially expires between 2009 and 2011.

         We periodically assess the likelihood of realizing our deferred tax assets and adjust the related valuation allowance based on the amount of deferred tax assets that we believe is more likely than not to be realized. In 2002, the valuation allowance decreased $0.9 million to $5.9 million primarily due to our determination that $0.8 million of state tax net operating loss carryforwards could be utilized. While we believe we will generate sufficient future U.S. federal taxable income to utilize our U.S. net operating loss carryforwards before expiration, we also believe that we may not generate sufficient future taxable income in primarily state and foreign tax jurisdictions to utilize all of our net operating loss carryforwards before their expiration. To fully utilize our $60.3 million net deferred tax assets as of December 31, 2002, we must generate $160.6 million of U.S. federal taxable income, based on current U.S. federal tax rates. We generated U.S. federal taxable income of $28.1 million, $13.8 million and $12.0 million in 2002, 2001 and 2000, respectively. We will continue to monitor and assess the likelihood of realizing our deferred tax assets. Future changes in the valuation allowance may occur.

LIQUIDITY AND CAPITAL RESOURCES

         OVERVIEW. In December 2001, we (i) sold 45,000 shares of Series B Redeemable Preferred Stock for cash proceeds of $45.0 million, (ii) sold $80.0 million of the Senior Notes due 2007 and (iii) entered into a $200.0 million senior secured credit facility. The proceeds from these transactions were used to (i) pay Rolls-Royce $90.0 million for aftermarket fulfillment rights and the initial payment for RR T56 inventory, (ii) repay our former $160.0 million senior secured revolving credit facility and term loan and (iii) fund working capital requirements.

         CONVERTIBLE PARTICIPATING REDEEMABLE PREFERRED STOCK. On March 15, 2002 following stockholder approval, our Series B Redeemable Preferred Stock was automatically converted into 45,110 shares of Series D Redeemable Preferred Stock, which as of March 15, 2002 was convertible into 7,777,584 shares of common stock. Upon conversion of the Series B Redeemable Preferred Stock, we recorded a $20.5 million deemed dividend reflecting the difference between the $8.44 closing market price of our common stock on the New York Stock Exchange on March 15, 2002 and the $5.80 conversion price of the Series D Redeemable Preferred Stock negotiated in December 2001, multiplied by the total number of shares of common stock into which the Series D Redeemable Preferred Stock could have been converted on March 15, 2002. The Series D Redeemable Preferred Stock carries a cumulative dividend at an annual rate of 9%. Dividends paid on or prior to December 31, 2005 will be paid in shares of the Series D Redeemable Preferred Stock. Thereafter, dividends are payable in cash, to the extent funds are legally available for payment of cash dividends. If we fail to pay cash dividends after December 31, 2005, we will be required to pay dividends in shares of the Series D Redeemable Preferred Stock. From March 15, 2002 to December 31, 2002, we issued an additional 4,191 shares of Series D Redeemable Preferred Stock in payment of the quarterly dividends due March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002. As of December 31, 2002, there were 49,301 shares of Series D Redeemable Preferred Stock outstanding, which were convertible into 8,500,171 shares of common stock. Without the prior consent of the holders of our Series D Redeemable Preferred Stock, we are prohibited from, among other things, incurring certain types of additional debt, making specified payments and capital expenditures, consolidating, merging with or acquiring another business, or selling certain of our assets. Unless previously converted into common stock, we must redeem all outstanding shares of Series D Redeemable Preferred Stock on June 21, 2008 for $1,000 per share plus accrued and unpaid dividends, if any.

         SENIOR UNSECURED DEBT. The Senior Notes bear interest at 14.0% per annum and mature on December 21, 2007, unless previously redeemed at our option. Of the 14.0% interest rate on the Senior Notes, 13.0% is payable in cash and 1.0% is payable in additional Senior Notes. During 2002, we made cash interest payments of $10.8 million, and the outstanding principal amount on the Senior Notes increased by $0.7 million to $80.8 million. On March 15, 2002 following stockholder approval, we issued to the Lenders warrants exercisable for an aggregate of 1,750,000 shares of our common stock, subject to adjustment for antidilution events, at an exercise price of $0.01 per share. We valued the warrants using an option pricing model and recorded an $11.1 million discount on the Senior Notes, which is being amortized over the term of the Senior Notes. As of December 31, 2002, the unamortized discount was $9.7 million. After the issuance of the warrants, the effective interest rate on the Senior Notes is 15.3%. As of December 31, 2002, we have issued 927,500 shares of common stock to the Lenders pursuant to the exercise of their warrants.

         In addition, without the prior consent of the Lenders, we are prohibited from, among other things, incurring certain types of additional debt, making specified payments and capital expenditures, consolidating, merging with or acquiring another business, or selling certain of our assets.

         We have the option to redeem the Senior Notes prior to their maturity at a premium. However, we do not currently intend to refinance the Senior Notes in 2003 unless a significant event, such as the award of another major distribution rights contract, exceeds the borrowing capacity determined by our current borrowing base. We continue to explore opportunities to acquire additional product lines with a number of major OEMs.

         Additionally, we continually review opportunities for acquiring other compatible businesses or operations. If a strategic acquisition candidate meets our quantitative and qualitative thresholds, it is possible that such a strategic acquisition candidate might require us to refinance both our senior secured debt and the Senior Notes.

         SENIOR SECURED DEBT. Our senior secured credit facility, or the Credit Facility, consists of a $200.0 million revolving credit and letter of credit facility due as a balloon payment in 2006, with availability determined by reference to a borrowing base calculated using our eligible accounts receivable and inventory and after deducting reserves required by the lenders. As of December 31, 2002, we had $140.3 million outstanding on the Credit Facility and issued letters of credit for $0.7 million. We had $59.0 million available for additional borrowings under the Credit Facility, and our borrowing base was $204.5 million as of December 31, 2002. Borrowings under the Credit Facility bear interest, at our option, based upon either: a Eurodollar Rate plus an applicable margin ranging from 2.5% to 3.0% depending upon our financial ratios, or a Base Rate plus an applicable margin ranging from 1.5% to 2.0% depending upon the same financial ratios. We utilize both of these interest rate options. As of December 31, 2002, the average interest rate on the Credit Facility was 4.71%. A commitment fee of 0.5% is payable quarterly on the unused portion of the Credit Facility. Obligations under the Credit Facility are collateralized by substantially all of our domestic assets and 65% of the stock of each of our foreign subsidiaries. The Credit Facility also contains default clauses that permit the acceleration of all amounts due following the maturity of an event of default at the discretion of the lenders, and lock-box provisions that apply our cash collections to outstanding borrowings. Based on the terms of the Credit Facility and pursuant to EITF Issue No. 95-22, "Balance Sheet Classification of Revolving Credit Agreement Obligations Involving Lock-Box Arrangements," we have classified amounts outstanding under the Credit Facility as current.

         We also maintain a revolving credit facility in Canada. The Canadian $6.0 million credit facility renews yearly in late April and had an outstanding balance at December 31, 2002 equivalent to U.S. $0.5 million.

         DEBT COVENANTS. The Credit Facility contains various restrictive operating and financial covenants, including several that are based on earnings before interest, taxes, depreciation, amortization, extraordinary gains or losses, and one-time items, or Adjusted EBITDA. Our Adjusted EBITDA for 2002 was $75.1 million, composed of $16.7 million, $20.9 million, $19.3 million and $18.2 million during the first, second, third and fourth quarters of 2002, respectively.

         The following table presents a reconciliation of our Adjusted EBITDA to earnings from continuing operations for 2002:

                                               First           Second            Third          Fourth
(In Thousands)                                Quarter          Quarter          Quarter         Quarter           Total
                                           -------------    -------------    -------------   -------------    -------------
Earnings from continuing operations        $       4,526            7,780            6,922           7,423           26,651
Plus:
   Income tax expense                              2,894            4,649            3,510           2,146           13,199
   Interest expense                                5,590            5,653            5,600           5,735           22,578
   Depreciation and amortization expense           3,452            3,127            3,189           3,129           12,897
   One-time items                                    320               --               --              --              320
Minus:
   Noncash (gains) losses                           (107)            (322)              95            (221)            (555)
                                           -------------    -------------    -------------   -------------    -------------
Adjusted EBITDA                            $      16,675           20,887           19,316          18,212           75,090
                                           =============    =============    =============   =============    =============

         The Adjusted EBITDA calculation above is prepared in accordance with the terms of the Credit Facility. The one-time items and noncash gains and losses, which are included in the Adjusted EBITDA calculation in accordance with the terms of the Credit Facility, may occur again in the future. Depreciation and amortization expense above excludes debt discount amortization. Adjusted EBITDA is presented solely to provide information on our debt covenants and should not be considered an alternative to operating results or cash flows calculated in accordance with generally accepted accounting principles. On December 31, 2002, after completing one year under the Credit Facility, our minimum Adjusted EBITDA covenant was replaced with a maximum leverage ratio covenant that measures the ratio of our outstanding debt to our Adjusted EBITDA for the trailing four quarters. This maximum leverage ratio covenant was initially set at 4.25 to 1 on December 31, 2002, and it will periodically decline until it reaches 2.50 to 1 for December 31, 2004 and all periods thereafter. In addition, beginning December 31, 2002, we must also comply with a minimum interest coverage ratio covenant that measures the ratio of our Adjusted EBITDA for the trailing four quarters to our interest expense during the trailing four quarters. The minimum interest coverage ratio covenant was initially set at 2.50 to 1 on December 31, 2002 and will periodically increase until it reaches 3.50 to 1 for December 31, 2004 and all periods thereafter. Furthermore, we must maintain a tangible net worth at or above certain levels. At December 31, 2002, we were required to have a minimum tangible net worth of $160.9 million. Our tangible net worth covenant will periodically increase until it reaches $315.3 million on December 31, 2006, at which time it will expire. Finally, we must limit our capital expenditures to no more than $9.6 million for 2002, $14.0 million for 2003, which includes allowed carryover spending from 2002, and $11.0 million for each of 2004, 2005 and 2006.

         The Senior Notes also contain various restrictive financial covenants, several of which are less restrictive than those relating to the Credit Facility. On December 31, 2002, after completing one year under the Senior Notes, our minimum Adjusted EBITDA covenant was replaced with a maximum leverage ratio covenant that measures the ratio of our outstanding debt to our Adjusted EBITDA for the trailing four quarters. This maximum leverage ratio covenant was initially set at 4.75 to 1 on December 31, 2002, and it will periodically decline until it reaches 3.00 to 1 for December 31, 2004 and all periods thereafter. In addition, beginning December 31, 2002, we must also comply with a minimum interest coverage ratio covenant that measures the ratio of our Adjusted EBITDA for the trailing four quarters to our interest expense during the trailing four quarters. The minimum interest coverage ratio covenant was initially set at 2.00 to 1 on December 31, 2002 and will periodically increase until it reaches 3.00 to 1 for December 31, 2004 and all periods thereafter. Furthermore, we must maintain a tangible net worth at or above certain levels. At December 31, 2002, we were required to have a minimum tangible net worth of $155.0 million. Our tangible net worth covenant will periodically increase until it reaches $285.0 million on December 31, 2006, at which time it will expire. Finally, we must limit our capital expenditures to no more than $10.6 million for 2002, $15.1 million for 2003, which includes allowed carryover spending from 2002, and $12.1 million for each of 2004, 2005 and 2006.

         We are currently, and expect to remain, in compliance for at least the next twelve months in all material respects with the covenants in the Credit Facility and the Senior Notes.

         CASH FLOW. Net cash flow used for operations was $37.1 million in 2002, $81.1 million in 2001 and $7.6 million in 2000. The increase in 2002 compared to 2001 resulted primarily from the increase in net earnings derived from the RR T56 contract and an increase in accounts payable subsequent to the December 2001 initial payment for RR T56 inventory, offset by increased receivables requirements related to the implementation of the RR T56 contract and higher year-end inventory levels because we took advantage of lower inventory prices prior to the 2003 price increases implemented by Rolls-Royce. The decrease in 2001 compared to 2000 resulted primarily from the December 2001 initial payment for the RR T56 inventory. Aviall Services inventory turns improved from 2.1 turns in December 2001 to 2.8 turns in December 2002 due to the addition of the higher-turn inventory related to the RR T56 contract and improved turns in our other inventory product lines since September 2001. The days' sales outstanding for Aviall's receivables improved from 62 days in December 2001 to 41 days in December 2002 primarily due to the favorable receivable terms in the RR T56 contract and improved collections. Both the improved inventory turns and receivable collections during 2002 contributed to the lower cash use by operations.

         Capital expenditures were $6.9 million in 2002, $21.2 million in 2001, including $9.0 million for noncash capital expenditures, and $11.0 million in 2000. Capital spending in 2002 was primarily for system enhancements at both Aviall Services and ILS and requirements related to the implementation of the RR T56 contract. The increased capital spending in 2001 compared to 2000 was related to planned technology projects ongoing from 2000 at both Aviall Services and ILS that were substantially completed in 2001, along with costs related to the relocation of our corporate headquarters and Aviall Services' headquarters and central warehouse operations. As a result of our better-than-expected operating performance, we requested and were granted amendments to the Credit Facility and the Senior Notes that enabled us to increase our total permitted capital spending from $6.6 million to $9.6 million for 2002. We expect capital expenditures, including noncash capital expenditures, will be $12.0 million for 2003.

         During 2002, we paid approximately $10.4 million for the right to sell additional products under our Honeywell ESA and ECS distribution agreement and will amortize the $10.4 million for these additional distribution rights over the remaining eight years of this agreement.

         In December 2001, we paid approximately $11.6 million to purchase the right to sell parts for RR T56 series engines, which will be amortized over the ten-year term of the agreement. In March 2001, we entered into an agreement to sell Honeywell ESA and ECS parts. In June 2001, we entered into an agreement with Honeywell to sell Honeywell fuel control parts used in RR T56 series engines. We will amortize approximately $13.3 million of the cost for the distribution rights under these Honeywell agreements over the ten-year term of these agreements. In December 2000, we entered into an agreement to sell Honeywell fuel control products for the Rolls-Royce Model 250 and Honeywell LT101 series engines and will amortize $5.6 million of the cost for the distribution rights under this agreement over the ten-year term of the agreement.

         Net cash flow provided by financing activities was $56.7 million in 2002, $115.8 million in 2001 and $27.7 million in 2000. The large increase in 2001 related to additional borrowings to finance the initial payment for the RR T56 agreement and the two new Honeywell parts distribution agreements.

         In summary, our cash used for operating activities improved by $44.0 million to $(37.1) million during 2002 compared to 2001. This was after investing $90.0 million in working capital, defined as receivables, inventories and accounts payable, in 2002 compared to $109.0 million in 2001. In 2002, we invested $17.3 million in distribution rights and net capital expenditures compared to $37.0 million in 2001. The combined deficit in 2002 of $54.2 million for both operating and investing activities was funded by drawing $29.3 million on our debt facility, net of debt issue costs paid, increasing our cash overdraft position by $26.7 million and issuing $0.7 million of common stock, which also increased our cash on hand by $2.5 million. The combined deficit in 2001 of $118.1 million for both operating and investing activities was funded by drawing $87.9 million on our debt facility, net of debt issue costs paid, issuing $40.1 million of redeemable preferred stock and using $2.4 million of our available cash, partially offset by a $12.3 million decrease in our cash overdraft position.

         Our cash flow during 2002 was stronger than 2001, resulting, we believe, from the 2001 investments in the new distribution contracts and infrastructure. While there is no certainty that this improvement will continue, we project cash flow in 2003 from operating activities and after investing activities will exceed $15.0 million.

         As expected, our interest expense has more than doubled in 2002 due to higher borrowings, amortization of higher debt issuance costs and debt discount and the issuance of the Senior Notes. We believe our cash flow from operations and available credit under the Credit Facility are sufficient to meet our anticipated normal working capital and operating needs, including increased interest expense, for at least the next 12 months.

         CONTRACTUAL OBLIGATIONS. The following table sets forth our contractual obligations at the end of 2002 for the periods shown (dollars in thousands):


                                                       Within
  Contractual Obligation                 Total         1 Year        2-3 Years      4-5 Years     Thereafter
  ----------------------             ------------   ------------   ------------   ------------   ------------
Debt                                 $    223,998        140,794             20         80,837          2,347
Capital lease obligations                   7,061          2,714          3,700            647             --
Operating leases                           34,477          8,327         11,395          6,168          8,587
Purchase commitments                      479,900        479,900             --             --             --
                                     ------------   ------------   ------------   ------------   ------------
Total contractual cash obligations   $    745,436        631,735         15,115         87,652         10,934
                                     ============   ============   ============   ============   ============



         The $479.9 million purchase commitment arises from contractual obligations to purchase inventory from Rolls-Royce in 2003 pursuant to the terms of two distribution contracts, the RR T56 agreement and the Rolls-Royce Model 250 agreement. Based on our sales projections, we believe these inventory purchases will be consumed in the normal course of business maintaining acceptable inventory turns.

ENVIRONMENTAL MATTERS

         Aviall Services' business includes parts repair operations that require the use, storage and disposal of certain chemicals in small quantities. These chemicals are regulated under various federal, state, local or foreign environmental protection laws, which require us to eliminate or mitigate the impact of these substances on the environment. In response to these requirements, we have upgraded facilities and implemented programs to detect and minimize contamination. Due to the small quantities of chemicals used and the current programs in place, we do not anticipate any material environmental liabilities or significant capital expenditures will be incurred in the future related to our ongoing operations to comply or remain in compliance with existing environmental regulations.

         Additionally, some of the products, such as chemicals, oxygen generators, oxygen bottles and life rafts, sold by Aviall Services contain hazardous materials that are subject to FAA regulations and various federal, state, local or foreign environmental protections laws. If Aviall Services ships such products by air, it shares responsibility with the air carrier for compliance with these FAA regulations and is primarily responsible for the proper packaging and labeling of these items. If Aviall Services mislabels or otherwise improperly ships hazardous materials, it may be liable for damage to the aircraft and other property, as well as substantial monetary penalties. Any of these events could have a material adverse effect on our financial condition or results of operations. The FAA actively monitors the shipment of hazardous materials.

         Certain of our previously owned businesses used certain chemicals classified by various federal, state, local or foreign agencies as hazardous substances. We retain environmental liabilities related to these businesses for the period prior to their sale. We are involved in various stages of investigation, cleanup, maintenance and closure to comply with federal, state, local or foreign regulations at these locations. The primary locations are Dallas (Forest Park), Texas; Dallas (Love Field), Texas; Irving (Carter Field), Texas; McAllen, Texas; and Prestwick, Scotland.

         We completed required remediation on soil and ground water issues and received state agency closure letters requiring no further action for the Carter Field, McAllen and Prestwick, Scotland locations. The former Forest Park facility received a closure letter with a five-year continuing care plan that only includes ground water sampling. In addition, we submitted a Conceptual Exposure Assessment Model as well as a Response Action Work Plan for the Love Field location to the state agency, both of which were approved, and we expect to receive a closure letter with continuing care from the state agency in the second quarter of 2003. Based on the current information available, we believe existing environmental financial reserves for these previously owned properties are sufficient. In addition, we are in litigation with a previous owner of three of these locations as to their potential shared liability associated with the cleanup of these sites. Due to the uncertainty of recoverability of this claim, we have not recorded a receivable. All other insurance claims for these properties have been settled.

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

         We have been named a potentially responsible party for certain hazardous waste cleanup at Miami International Airport. We have preliminarily investigated our responsibilities utilizing a local engineering firm in the Miami area. Based on the investigation to date, we believe our exposure for remediation costs, if any, will not be material. Local authorities are currently researching and negotiating with potentially responsible parties. All probable costs are estimated and accrued in environmental reserves.

         At December 31, 2002 and 2001, accrued environmental liabilities related to previously owned businesses were $4.6 million and $12.4, respectively. No environmental expense related to our ongoing business was recorded in 2002, 2001 or 2000. However, a gain was recorded in December 2002 related to revised estimates for businesses previously owned. This included a $1.0 million pretax unusual gain recorded to continuing operations and a $3.4 million net-of-tax gain recorded to discontinued operations. In 2003, we expect to spend, and charge against our existing accrued environmental reserves, $2.0 million for monitoring and remediating environmental liabilities at previously owned businesses.

         The ultimate cost of our environmental liabilities has been estimated, including exit costs related to previously owned businesses. Changes in estimates of these retained environmental liabilities are classified as unusual items in continuing operations or as discontinued operations depending on the accounting treatment that applied at the time the decision was made to exit the business. Based on information presently available and programs to detect and minimize contamination, we believe the ultimate disposition of pending environmental matters related to our previously owned businesses will not have a material adverse effect on our results of operations, cash flows or financial condition. However, certain environmental matters could be material to our cash flows during any one year.

         Our reserves for environmental liabilities are estimates. We do not expect the estimated environmental remediation expense with respect to the ongoing business to be material in the foreseeable future based on the nature of the activities presently conducted.

NEW ACCOUNTING PRONOUNCEMENTS

         During January of 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46, or FIN 46, "Consolidation of Variable Interest Entities." FIN 46 provides guidance for companies having ownership of variable interest entities, typically referred to as special purpose entities, in determining whether to consolidate such variable interest entities. FIN 46 has immediate applicability for variable interest entities created after January 31, 2003 or interests in variable interest entities obtained after that date. For interests in variable interest entities obtained prior to February 1, 2003, FIN 46 becomes effective on July 1, 2003. Because we do not hold an interest in an entity governed by the pronouncement, we do not believe the adoption will have a significant effect on our consolidated financial position or results of operations.

         On December 31, 2002, FASB issued Statement of Financial Accounting Standards No. 148, or SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123," which is intended to encourage the adoption of the accounting provisions of Statement of Financial Accounting Standards No. 123, or SFAS 123, "Accounting for Stock-Based Compensation." Under the provisions of SFAS 148, companies that choose to adopt the accounting provisions of SFAS 123 will be permitted to select from three transition methods. SFAS 148 also mandates certain new disclosures that are incremental to those required by SFAS 123. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. We adopted the disclosure provisions of SFAS 148 as of December 31, 2002. Because we did not adopt the accounting provisions of SFAS 148, there was no financial impact associated with its adoption.

         On November 25, 2002, the FASB issued Interpretation No. 45, or FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. We adopted FIN 45 as of December 31, 2002 and there was no financial impact associated with its adoption.

         On June 28, 2002, the FASB issued Statement of Financial Accounting Standards No. 146, or SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance of Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS 146 as of January 1, 2003 and expect no material impact on our consolidated financial statements as a result of the adoption of this statement.

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, or SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The most significant impact of SFAS 145 is to eliminate the requirement that gains and losses from the extinguishment of debt be classified as an extraordinary item unless these items are infrequent and unusual in nature. We adopted SFAS 145 as of January 1, 2003. Upon adoption of SFAS 145, we reclassified our previously reported extraordinary items, which relate to early extinguishment of debt, as a component of earnings before income taxes.

OUTLOOK

         We participate in the global aviation aftermarket through Aviall Services and ILS. Our operations and results of operations are affected by the general economic climate, particularly as it influences flight activity in the government/military, commercial airline and general aviation/corporate segments. We benefit from our participation in all aviation segments and most particularly in the global aviation aftermarket where we generate revenue from the aviation sectors of many countries other than those in North America.

         The demand for commercial air transport has been reduced due to the prevailing global economic slowdown. This lower flight activity, which has promoted accelerated retirement of older aircraft and caused the deferral of nonessential aircraft maintenance and overhaul services, has reduced demand for some of the new replacement parts we sell. In addition, some air operations have been reduced because commercial airlines, air freight carriers and other commercial airline-related firms around the world are experiencing large financial losses. These losses have resulted in several bankruptcies, which detrimentally affect the future business prospects of the affected companies, as well as the prospects for many that perform related business services for these companies.

         While we believe our reserves for doubtful accounts are adequate, we could be negatively affected if our receivables from several of our major customers become uncollectible. We regularly review our exposure to these customers to determine appropriate credit limits and loss reserve amounts, if any, that should be recorded to cover our risk of loss, as well as determining other strategies that could minimize exposure in the case of bankruptcy. During the third quarter of 2002, US Airways Group and Vanguard Airlines each filed for bankruptcy protection. During the fourth quarter of 2002, United Airlines filed for bankruptcy and US Airways Group filed a plan of reorganization. Aviall Services' net sales to these customers combined during 2002 were less than $4.1 million. We believe our reserves for our accounts receivable as of December 31, 2002 are adequate to cover our exposure to these customers.

         The length of time required for a recovery of the global commercial aviation sector is not known, and the recovery could be threatened by a number of factors, including slower economic growth, foreign political instability, or acts of war or terrorism. Generally, corporate and general aviation flight activity remained relatively stable during 2002, with the exception of piston-engine aircraft, which experienced a slowdown. At the same time, the U.S. military and certain foreign militaries, which utilize airframes powered by the RR T56 engine, have significantly increased their flight activities in connection with increased military and other government sponsored operations around the world. Our RR T56 military business has materially benefited us by broadening our product offering and offsetting the continuing slowdown in commercial aviation.

         In 2003, we have a purchase commitment to Rolls-Royce that requires us to purchase $367.4 million of RR T56 parts. We also have a similar requirement to purchase not less than $112.5 million of Rolls-Royce Model 250 series gas turbine parts. Based on our current plans and our sales and marketing activities, we expect to fulfill these obligations in the ordinary course of business. We have no future contractual inventory purchase commitments beyond 2003 except those required under normal purchasing lead times. Both of the Rolls-Royce contracts continue to meet our revenue expectations. In addition, we expect the current sales levels under these contracts to continue into the foreseeable future.

         In 2002, Aviall Services' net sales were derived approximately 41% from government/military sales, 32% from general aviation/corporate sales and 27% from commercial airline sales. If Aviall Services' net sales in 2002 included the $74 million of RR T56 sales made directly by Rolls-Royce to the U.S. military, Aviall Services' net sales would have been derived approximately 47% from government/military sales, 29% from general aviation/corporate sales and 24% from commercial airline sales. This change in our sales mix was reflected in the increase in sales by Aviall Services, which in turn was mostly attributable to the acquisition of the distribution agreement for the RR T56 series engine. While we are pursuing a number of opportunities, we do not have any immediate prospects that could represent an opportunity of similar magnitude in 2003 or beyond. Accordingly, our sales are unlikely to grow by a similar amount over the next 12 months.

         While our revenue in 2002 increased by 58.7%, our selling and administrative expenses experienced only an 8.8% or $7.7 million increase. This demonstrates our belief that both ILS and Aviall Services are scalable businesses with significant portions of their expenses being relatively fixed in the short-term. This scalability produces positive results in a growing marketplace as evidenced by the impact of the RR T56 agreement.

         In 2002, ILS experienced a slight decrease in commercial airline-related subscribers; however, this decrease was partially offset by an increase in the number of government-related and general aviation/corporate subscribers. As a result, ILS has not experienced a material adverse impact on its business as a result of the economic downturn experienced in 2002. ILS is continuing to develop, evolve and improve its electronic marketplace offerings to mitigate the prolonged effects of the economic downturn and to improve its competitiveness. However, to do this, it has to, among other things, adapt various software packages to meet the needs of its customers. The software packages are extremely complex and do not always provide the flexibility required by ILS's customer base. Therefore, the deployment of the software requires significant alterations, which may cause ILS to incur unplanned, potentially significant costs.

         Information and communications technology is evolving rapidly and developments with respect to the Internet could affect companies such as ILS and traditional distribution companies. We believe our active deployment of innovative technologies on our websites, AVIALL.COM and ILSMART.COM, will enable us to maintain our technological leadership position and minimize the risk of obsolescence. There have been many attempts to compete with ILS, but most of these enterprises have since ceased operations. However, there continues to be new entrants in the e-commerce marketplace arena, including OEMs, distributors and independent companies, that are competing, or are expected to compete, with ILS. These competitors maintain pressure on prices, sometimes confuse customers and potential customers and as a result can harm ILS's prospects and raise ILS's costs. While we do not expect these competitive pressures to abate, ILS is responding by raising the quality and the number of services it offers, which may have the effect of raising the levels of investment, complexity and sophistication that competitors would have to meet to match ILS's offering.

         ILS is in the implementation stage of its ongoing program to evolve ILSMART.COM by upgrading its infrastructure and customer applications. ILS's plans for 2003 include expanding its 2002 products, the ILS Inventory e-Valuator and ILS Quick Catalogue, as well as introducing ILS Bid Alerts, a system that notifies suppliers when the U.S. government issues bid requests for items that meet the suppliers' preset criteria.

         We plan to upgrade our Enterprise Resources Planning software during 2003 to our current supplier's latest version. We plan to use internal resources, as well as the supplier and other outside software consultants, to implement the upgrade by the end of the fourth quarter of 2003. To mitigate the risks associated with the implementation, we have installed a full hardware and software test environment, separate from our operating environment, to thoroughly test and validate the upgrade. While we have experience with the software and a detailed implementation plan, all software implementations of this complexity have inherent risks. We believe our plan mitigates any potential major disruption to our business from implementing the upgrade.

         We expect net earnings from continuing operations in 2003 to be in the range of $29.0 million to $29.8 million and, correspondingly, earnings per share from continuing operations to be $0.90 to $0.93 per share (basic and diluted). Additionally, we anticipate our cash flow from operating activities and after investing activities in 2003 to be in excess of $15.0 million, which will be used to pay down debt. Our estimated 2003 required pension contribution could be as high as $3.7 million. However, we continue to pursue opportunities for additional product lines or acquisitions. If one or more of these opportunities are completed during 2003, these funds will be required to finance them.

         During 2003, we have the option to redeem the Senior Notes at 104% of the principal amount outstanding. A decision to refinance the Senior Notes could depend on several factors, including the availability of replacement financing sources, the cost of replacement debt and the occurrence of a significant event such as the award of another major distribution rights contract, which might exceed our borrowing base capacity. If we decide to refinance the Senior Notes, the costs of such a refinancing would include the prepayment premium on the Senior Notes. In addition, all unamortized deferred costs related to the Senior Notes, which includes the debt discount and original debt issuance costs, would be required to be written off. With the adoption of SFAS 145, these unamortized costs, along with the prepayment premium, would be included in earnings from continuing operations instead of being treated as an extraordinary item net of tax. The earnings per share estimates provided above do not include any charges which may arise from refinancing the Senior Notes.

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

         A number of risks and uncertainties could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause our actual results to differ materially from the forward-looking statements are set forth in this Annual Report on Form 10-K. These risks, uncertainties and other important factors should be reviewed in light of the geopolitical climate prevailing in March 2003 and include, among others:

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

         o foreign currency fluctuations and devaluations in the foreign markets in which we operate; and

         o        foreign political instability and acts of war or terrorism

         Other factors may cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K, and, except as required by law, we do not undertake any obligation to publicly update or revise our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from changes in interest rates and foreign exchange rates. From time to time, we have used financial instruments to offset these risks. These financial instruments are not used for trading or speculative purposes. We did not experience any significant changes in market risk during 2002.

         Our earnings are affected by changes in short-term interest rates as a result of borrowings under our bank credit facility, which bear interest based on floating rates. Prior to 2001, we entered into interest rate caps, swaps and other similar instruments to reduce the impact of fluctuation in interest rates on our floating-rate debt. As of December 31, 2002 and 2001, we did not have any interest rate hedges in place.

         At December 31, 2002, we had $140.8 million of variable-rate debt obligations outstanding with a weighted average interest rate of 4.71%. A hypothetical 10% change in the effective interest rate for these borrowings or approximately 47 basis points, assuming debt levels at December 31, 2002, would change interest expense by approximately $0.7 million.

         Our foreign operations utilize the U.S. dollar as their functional currency. Foreign currency translation and transaction gains and losses are included in net earnings. Foreign currency transaction exposure relates primarily to foreign currency-denominated accounts receivables and the transfer of foreign currency from subsidiaries to Aviall Services. We have sales transactions denominated in foreign currencies in Australia, Canada and New Zealand. Currency transaction exposures are not hedged. Unrealized currency translation gains and losses are recognized each month upon translation of the foreign subsidiaries' balance sheets into U.S. dollars. From time to time, we have used foreign currency borrowings as a hedge against foreign-denominated net assets. As of December 31, 2002 and 2001, we had a Canadian dollar-denominated loan equivalent to U.S. $0.5 million and U.S. $1.2 million, respectively.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding our directors required by Item 10 is incorporated by reference from our definitive proxy statement for our 2003 Annual Meeting of Stockholders to be held on June 26, 2003. The information regarding our executive officers required by Item 10 is submitted as a separate section of this Annual Report on Form 10-K. See "Item 4A: Executive Officers of the Registrant."

ITEM 11: EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference from our definitive proxy statement for our 2003 Annual Meeting of Stockholders to be held on June 26, 2003.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by Item 403 of Regulation S-K is incorporated by reference from our definitive proxy statement for our 2003 Annual Meeting of Stockholders to be held on June 26, 2003 under the caption "Securities Ownership of Certain Beneficial Owners and Management."

\


EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth information as of December 31, 2002 with respect to compensation plans under which shares of our common stock may be issued:

                                                                                                          Number of securities
                                                                                                        remaining available for
                                            Number of securities to            Weighted average       future issuance under equity
                                            be issued upon exercise of         exercise price of          compensation plans
                                              outstanding options,            outstanding options,      (excluding securities
        Plan Category                          warrants and rights            warrants and rights    reflected in the first column)
        -------------                       --------------------------        -------------------    ------------------------------
Equity compensation plans approved
  by security holders                                2,770,126                   $        9.1130                         1,254,741

Equity compensation plans not approved
  by security holders                                  500,000*                  $        7.3125                                 0
                                               ---------------                   ---------------                   ---------------

Total                                                3,270,126                   $        8.8377                         1,254,741
                                               ===============                   ===============                   ===============

         * Pursuant to Mr. Fulchino's employment agreement dated December 21, 1999, we granted options to Mr. Fulchino to purchase 500,000 shares of our common stock at an exercise price of $7.3125, the fair market value of the common stock on the date of grant. The option grant to Mr. Fulchino was not required to be, and was not approved by, our security holders. The option grant has a ten-year term and the options vest one-third each year commencing on December 21, 2000.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference from our definitive proxy statement for our 2003 Annual Meeting of Stockholders to be held on June 26, 2003.

ITEM 14: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this Annual Report, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

         There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation by our Chief Executive Officer and our Chief Financial Officer.

                                     PART IV

ITEM 15: EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)  Documents filed as part of this Report:

           (1)  Consolidated Financial Statements

                  The following consolidated financial statements are filed as a
                     part of this Report:                                           PAGE
                     Report of Independent Accountants...............................F-2

                     Consolidated Statements of Income...............................F-3

                     Consolidated Statements of Comprehensive Income.................F-4

                     Consolidated Balance Sheets.....................................F-5

                     Consolidated Statements of Shareholders' Equity.................F-6

                     Consolidated Statements of Cash Flows...........................F-7

                     Notes to the Consolidated Financial Statements..................F-8

           (2)  Consolidated Financial Statement Schedules

                  The following consolidated financial statement schedule is filed as a part of this Report:

                     Schedule II - Valuation Accounts...............................F-33

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

         (3) Exhibits

                  The following exhibits are filed herewith or are incorporated by reference to the designated document previously filed with the Securities and Exchange Commission:

    EXHIBIT
      NO.                                DESCRIPTION
    -------       -------------------------------------------------------------
     3.1          Restated Certificate of Incorporation of Aviall, Inc. (Exhibit
                  3.1 to Aviall, Inc.'s Annual Report on Form 10-K for the
                  fiscal year ended December 31, 1993 (the "1993 Form 10-K") and incorporated herein by reference)

     3.2          Amended and Restated By-Laws of Aviall, Inc. (Exhibit 3.1 to
                  Aviall, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (the "March 31, 1999 Form 10-Q") and incorporated herein by reference)

     4.1          Amended and Restated Certificate of Designations of Series D
                  Senior Convertible Participating Preferred Stock, par value
                  $0.01 per share, of Aviall, Inc., filed as of February 7, 2002
                  (Exhibit 4.1 to Aviall, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "2001 Form 10-K") and incorporated herein by reference)

     4.2          Form of Common Stock Certificate of Aviall, Inc. (Exhibit 4 to
                  Aviall, Inc.'s Registration Statement on Form 10, as amended
                  (Commission File No. 1-12380) and incorporated herein by reference)

     4.3          Form of Series D Senior Convertible Participating Preferred
                  Stock Certificate of Aviall, Inc. (Exhibit 4.3 to Aviall,
                  Inc.'s 2001 Form 10-K and incorporated herein by reference)

     4.4 Rights Agreement, dated as of December 7, 1993, by and between Aviall, Inc. and The First National Bank of Boston (Exhibit
                  10.7 to Aviall, Inc.'s 1993 Form 10-K and incorporated herein by reference)

    EXHIBIT
      NO.                                DESCRIPTION
    -------       -------------------------------------------------------------
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

     4.6          Amendment No. 2 to Rights Agreement, dated as of December 17,
                  2001, by and between Aviall, Inc. and EquiServe Trust Company,
                  N.A., a national banking association (as successor to The
                  First National Bank of Boston) (Exhibit 4.6 to Aviall, Inc.'s
                  2001 Form 10-K and incorporated herein by reference)

     4.7          Amendment No. 3 to Rights Agreement, dated as of December 21,
                  2001, by and between Aviall, Inc. and EquiServe Trust Company,
                  N.A., a national banking association (as successor to The
                  First National Bank of Boston) (Exhibit 4.7 to Aviall, Inc.'s
                  2001 Form 10-K and incorporated herein by reference)

     4.8 Securities Purchase Agreement, dated as of December 17, 2001, by and between Aviall, Inc., Aviall Services, Inc., J. H.
                  Whitney Mezzanine Fund, L.P., Whitney Private Debt Fund, L.P.,
                  Whitney Limited Partner Holdings, LLC, Blackstone Mezzanine
                  Partners L.P., Blackstone Mezzanine Holdings L.P., Carlyle
                  High Yield Partners, L.P., Oak Hill Securities Fund, L.P., Oak
                  Hill Securities Fund II, L.P., Lerner Enterprises, L.P. and P
                  & PK Limited Partnership (Exhibit 4.8 to Aviall, Inc.'s 2001
                  Form 10-K and incorporated herein by reference)

     4.9 Form of Senior Promissory Note due December 21, 2007, entered into as of December 21, 2001, between Aviall Services, Inc.
                  and each of J. H. Whitney Mezzanine Fund, L.P., Whitney
                  Private Debt Fund, L.P., Whitney Limited Partner Holdings,
                  LLC, Blackstone Mezzanine Partners L.P., Blackstone Mezzanine
                  Holdings L.P., Carlyle High Yield Partners, L.P., Oak Hill
                  Securities Fund, L.P., Oak Hill Securities Fund II, L.P.,
                  Lerner Enterprises, L.P. and P & PK Limited Partnership
                  (Exhibit 4.9 to Aviall, Inc.'s 2001 Form 10-K and incorporated herein by reference)

     4.10 Form of Warrant to purchase common stock of Aviall, Inc., entered into as of March 15, 2002, between Aviall, Inc. and each of J. H. Whitney Mezzanine Fund, L.P., Whitney Private
                  Debt Fund, L.P., Whitney Limited Partner Holdings, LLC,
                  Blackstone Mezzanine Partners L.P., Blackstone Mezzanine
                  Holdings L.P., Carlyle High Yield Partners, L.P., Oak Hill
                  Securities Fund, L.P., Oak Hill Securities Fund II, L.P.,
                  Lerner Enterprises, L.P. and P & PK Family Limited Partnership
                  (Exhibit 4.10 to Aviall, Inc.'s 2001 Form 10-K and incorporated herein by reference)

     4.11 Amended and Restated Registration Rights Agreement, dated as of March 15, 2002, by and between Aviall, Inc., J. H. Whitney
                  Mezzanine Fund, L.P., Whitney Private Debt Fund, L.P., Whitney
                  Limited Partner Holdings, LLC, Blackstone Mezzanine Partners
                  L.P., Blackstone Mezzanine Holdings L.P., Carlyle High Yield
                  Partners, L.P., Oak Hill Securities Fund, L.P., Oak Hill
                  Securities Fund II, L.P., Lerner Enterprises, L.P. and P & PK
                  Family Limited Partnership (Exhibit 4.11 to Aviall, Inc.'s
                  2001 Form 10-K and incorporated herein by reference)

     4.12 Registration Rights Agreement, dated as of December 21, 2001, by and between Aviall, Inc., Carlyle Partners III, L.P. and CP
                  III Coinvestment, L.P. (Exhibit 4.12 to Aviall, Inc.'s 2001
                  Form 10-K and incorporated herein by reference)

     4.13* Amendment No. 1 to Form of Warrant to purchase common stock of Aviall, Inc., dated as of December 30, 2002, between Aviall,
                  Inc. and each of J. H. Whitney Mezzanine Fund, L.P., Whitney
                  Private Debt Fund, L.P., Whitney Limited Partner Holdings,
                  LLC, Blackstone Mezzanine Partners L.P., Blackstone Mezzanine
                  Holdings L.P. and Carlyle High Yield Partners, L.P.

    10.1+         Aviall, Inc. Stock Incentive Plan (Exhibit 10.1 to Aviall,
                  Inc.'s 1993 Form 10-K and incorporated herein by reference)

    10.2+ Amendment to Aviall, Inc. Stock Incentive Plan (Exhibit 10.3 to Aviall, Inc.'s March 31, 1999 Form 10-Q and incorporated herein by reference)

    EXHIBIT
      NO.                                DESCRIPTION
    -------       -------------------------------------------------------------
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

    10.5+ Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 28, 2000 (Exhibit 10.5 to Aviall, Inc.'s 2001 Form
                  10-K and incorporated herein by reference)

    10.6+ Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 7, 2001 (Exhibit 10.6 to Aviall, Inc.'s 2001 Form
                  10-K and incorporated herein by reference)

    10.7+         Amendment Number One to the Aviall, Inc. 1998 Stock Incentive
                  Plan, dated as of December 21, 2001 (Exhibit 10.7 to Aviall,
                  Inc.'s 2001 Form 10-K and incorporated herein by reference)

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

    10.13+        Second Addendum to the Amended and Restated Severance
                  Agreement, by and between Aviall, Inc. and Bruce Langsen, dated as of December 21, 2001 (Exhibit 10.13 to Aviall, Inc.'s
                  2001 Form 10-K and incorporated herein by reference)

    10.14+        Aviall, Inc. Amended and Restated Severance Pay Plan (Exhibit
                  10.7 to Aviall, Inc.'s March 31, 1999 Form 10-Q and incorporated herein by reference)

    10.15+        Amendment Number One to the Aviall, Inc. Amended and Restated
                  Severance Pay Plan, dated as of December 21, 2001 (Exhibit
                  10.15 to Aviall, Inc.'s 2001 Form 10-K and incorporated herein by reference)

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

    10.18+        Aviall, Inc. Benefit Restoration Plan (Exhibit 10.5 to Aviall,
                  Inc.'s March 31, 1999 Form 10-Q and incorporated herein by reference)

    10.19+        Amendment No. One to the Aviall, Inc. Benefit Restoration Plan
                  (Exhibit 10.6 to Aviall, Inc.'s March 31, 1999 Form 10-Q and incorporated herein by reference)

    EXHIBIT
      NO.                                DESCRIPTION
    -------       -------------------------------------------------------------
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

    10.22+        Addendum to Employment Agreement, dated as of December 21,
                  2001, by and between Aviall, Inc. and Paul E. Fulchino
                  (Exhibit 10.22 to Aviall, Inc.'s 2001 Form 10-K and incorporated herein by reference)

    10.23+ Non-Qualified Stock Option Agreement, dated December 21, 1999, by and between Aviall, Inc. and Paul E. Fulchino (Exhibit
                  10.17 to Aviall, Inc.'s 1999 Form 10-K and incorporated herein by reference)

    10.24+ Addendum to the Non-Qualified Stock Option Agreement, dated as of December 21, 2001, by and between Aviall, Inc. and Paul E.
                  Fulchino (Exhibit 10.24 to Aviall, Inc.'s 2001 Form 10-K and incorporated herein by reference)

    10.25 Distribution Services Agreement, dated November 3, 1999, by and between Allison Engine Company, Inc. d/b/a Rolls-Royce
                  Allison and Aviall Services, Inc. (Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.) (Exhibit 10.19 to Aviall, Inc.'s 1999 Form 10-K and incorporated herein by reference)

    10.26         Distribution Services Agreement, dated as of December 17,
                  2001, by and between Aviall Services, Inc. and Rolls-Royce
                  Corporation (Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule
                  24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission) (Exhibit
                  10.26 to Aviall, Inc.'s 2001 Form 10-K and incorporated herein by reference)

    10.27 Securities Purchase Agreement, dated as of December 17, 2001, by and among Aviall, Inc., Carlyle Partners III, L.P. and CP
                  III Coinvestment, L.P. (Exhibit 10.27 to Aviall, Inc.'s 2001
                  Form 10-K and incorporated herein by reference)

    10.28         Amended and Restated Credit Agreement, dated as of January 11,
                  2002, by and among Aviall, Inc., Aviall Services, Inc.,
                  Citicorp USA, Inc. and the lenders and issuers party thereto
                  (Exhibit 10.28 to Aviall, Inc.'s 2001 Form 10-K and incorporated herein by reference)

    10.29         Guaranty, dated as of December 21, 2001, by Aviall, Inc.,
                  Inventory Locator Service, LLC and Aviall Product Repair
                  Services, Inc. in favor of Citicorp USA, Inc. and the lenders and issuers party thereto (Exhibit 10.29 to Aviall, Inc.'s
                  2001 Form 10-K and incorporated herein by reference)

    10.30 Pledge and Security Agreement, dated as of December 21, 2001, by Aviall, Inc., Aviall Services, Inc., Inventory Locator
                  Service, LLC and Aviall Product Repair Services, Inc. in favor of Citicorp USA, Inc. (Exhibit 10.30 to Aviall, Inc.'s 2001
                  Form 10-K and incorporated herein by reference)

    10.31 Lease Agreement, dated as of April 3, 2001, by and between Crow Family Holdings Industrial Texas Limited Partnership and
                  Aviall Services, Inc. (Exhibit 10.31 to Aviall, Inc.'s 2001
                  Form 10-K and incorporated herein by reference)

    10.32 Standstill Agreement, dated as of December 21, 2001, by and among Aviall, Inc., Carlyle Partners III, L.P. and CP III
                  Coinvestment, L.P. (Exhibit 10.32 to Aviall, Inc.'s 2001 Form
                  10-K and incorporated herein by reference)

    EXHIBIT
      NO.                                DESCRIPTION
    -------       -------------------------------------------------------------
    10.33         Amendment No. 1 to the Amended and Restated Credit Agreement,
                  dated as of September 2002, by and among Aviall, Inc., Aviall
                  Services, Inc., Citicorp USA, Inc. and the lenders and issuers party thereto (Exhibit 10.1 to Aviall, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference)

    10.34* Guaranty, dated as of December 21, 2001, by Aviall, Inc. in favor of J. H. Whitney Mezzanine Fund, L.P., Whitney Private
                  Debt Fund, L.P., Whitney Limited Partner Holdings, LLC,
                  Blackstone Mezzanine Partners L.P., Blackstone Mezzanine
                  Holdings L.P., Carlyle High Yield Partners, L.P., Oak Hill
                  Securities Fund, L.P., Oak Hill Securities Fund II, L.P.,
                  Lerner Enterprises, L.P. and P & PK Family Limited Partnership

    10.35*        Guaranty, dated as of December 21, 2001, by Aviall Product
                  Repair Services, Inc. and Inventory Locator Service, LLC in favor of J. H. Whitney Mezzanine Fund, L.P., Whitney Private
                  Debt Fund, L.P., Whitney Limited Partner Holdings, LLC,
                  Blackstone Mezzanine Partners L.P., Blackstone Mezzanine
                  Holdings L.P., Carlyle High Yield Partners, L.P., Oak Hill
                  Securities Fund, L.P., Oak Hill Securities Fund II, L.P.,
                  Lerner Enterprises, L.P. and P & PK Family Limited Partnership

    10.36* Amendment No. 1 to the Securities Purchase Agreement, dated as of December 30, 2002, by and among Aviall, Inc., Aviall
                  Services, Inc., J. H. Whitney Mezzanine Fund, L.P., Whitney
                  Private Debt Fund, L.P., Whitney Limited Partner Holdings,
                  LLC, Blackstone Mezzanine Partners L.P., Blackstone Mezzanine
                  Holdings L.P., Carlyle High Yield Partners, L.P., Oak Hill
                  Securities Fund, L.P., Oak Hill Securities Fund II, L.P.,
                  Lerner Enterprises, L.P. and P & PK Family Limited Partnership

    21.1*         Subsidiaries of Aviall, Inc.

    23.1*         Consent of PricewaterhouseCoopers LLP

    24.1*         Power of Attorney of the Directors of Aviall, Inc.

    99.1*         Certification of Chief Executive Officer pursuant to 18 U.S.C
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.2*         Certification of Chief Financial Officer pursuant to 18 U.S.C
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
*     Each document marked with an asterisk is filed herewith.

+ Each document marked with a dagger constitutes a management contract or compensatory plan or arrangement.

      (b)  Reports on Form 8-K

          A Form 8-K was filed on November 14, 2002, under Item 9, attaching copies of the certifications submitted to the Securities and Exchange Commission by Paul E. Fulchino, our Chairman, President and Chief Executive Officer, and Colin M. Cohen, our Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                AVIALL, INC.

March 27, 2003                                  By   /s/ Paul E. Fulchino
                                                  -----------------------------
                                                  Paul E. Fulchino
                                                  Chairman, President and
                                                  Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                 NAME                                                              TITLE
                 ----                                                              -----
         /s/ Paul E. Fulchino                                   Chairman, President and Chief Executive Officer
---------------------------------------                                   (Principal Executive Officer)
            Paul E. Fulchino


          /s/ Colin M. Cohen                                       Vice President and Chief Financial Officer
---------------------------------------                                   (Principal Financial Officer)
            Colin M. Cohen


       /s/ Jacqueline K. Collier                                          Vice President and Controller
---------------------------------------                                   (Principal Accounting Officer)
         Jacqueline K. Collier


            Peter J. Clare*                                                          Director
---------------------------------------
            Peter J. Clare


         Alberto F. Fernandez*                                                       Director
---------------------------------------
         Alberto F. Fernandez


            Allan M. Holt*                                                           Director
---------------------------------------
             Allan M. Holt


           Donald R. Muzyka*                                                         Director
---------------------------------------
           Donald R. Muzyka


        Richard J. Schnieders*                                                       Director
---------------------------------------
         Richard J. Schnieders


        Jonathan M. Schofield*                                                       Director
---------------------------------------
         Jonathan M. Schofield


       Arthur E. Wegner*                                                             Director
---------------------------------------
        Arthur E. Wegner

       Bruce N. Whitman*                                                             Director
---------------------------------------
       Bruce N. Whitman

* The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K pursuant to the Powers of Attorney executed on behalf of the above-named directors of the registrant and contemporaneously filed herewith with the Securities and Exchange Commission.


March 27, 2003                               By   /s/ Jeffrey J. Murphy
                                               --------------------------------
                                                      Jeffrey J. Murphy
                                                      Attorney-in-Fact

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Paul E. Fulchino, certify that:

         1.       I have reviewed this Annual Report on Form 10-K of Aviall,
                  Inc.;

         2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

         3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

                  (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003

       By: /s/ Paul E. Fulchino
           -----------------------------------------------
           Paul E. Fulchino
           Chairman, President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Colin M. Cohen, certify that:

         1.       I have reviewed this Annual Report on Form 10-K of Aviall,
                  Inc.;

         2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

                  (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 27, 2003

        By: /s/ Colin M. Cohen
            -----------------------------------------------
            Colin M. Cohen
            Vice President and Chief Financial Officer

                                  AVIALL, INC.
        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                         PAGE
ITEM 15(a)(1):  CONSOLIDATED FINANCIAL STATEMENTS
      Report of Independent Accountants...................................................F-2
      Consolidated Statements of Income...................................................F-3
      Consolidated Statements of Comprehensive Income.....................................F-4
      Consolidated Balance Sheets.........................................................F-5
      Consolidated Statements of Shareholders' Equity.....................................F-6
      Consolidated Statements of Cash Flows...............................................F-7
      Notes to Consolidated Financial Statements..........................................F-8

ITEM 15(a)(2):  CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
      Schedule II - Valuation Accounts...................................................F-33

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
      and Shareholders of Aviall, Inc.

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 42 present fairly, in all material respects, the financial position of Aviall, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 42 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. As discussed in Note 10 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001.




/s/ PricewaterhouseCoopers LLP
-------------------------------------
PricewaterhouseCoopers LLP
Dallas, Texas
February 14, 2003

                                  AVIALL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                   Year Ended December 31,
                                                                      ------------------------------------------------
                                                                          2002              2001              2000
                                                                      ------------      ------------      ------------
Net sales                                                             $    803,293           506,160           485,920
Cost of sales                                                              646,477           398,821           377,379
                                                                      ------------      ------------      ------------
Gross profit                                                               156,816           107,339           108,541
   Selling and administrative expenses                                      95,412            87,729            82,042
   Unusual (gain) loss                                                      (1,024)            2,810                --
                                                                      ------------      ------------      ------------
Operating income                                                            62,428            16,800            26,499
   Interest expense                                                         22,578            10,291             8,407
                                                                      ------------      ------------      ------------
Earnings from continuing operations before income taxes                     39,850             6,509            18,092
Provision for income taxes                                                  13,199             3,046             7,526
                                                                      ------------      ------------      ------------
Earnings from continuing operations                                         26,651             3,463            10,566
Discontinued operations:
   Gain on disposal (net of income tax expense of $1,816 in 2002,
      $193 in 2001 and $572 in 2000)                                         3,026               322             1,062
                                                                      ------------      ------------      ------------
Earnings from discontinued operations                                        3,026               322             1,062
                                                                      ------------      ------------      ------------
Earnings before extraordinary item                                          29,677             3,785            11,628
Extraordinary item (net of income tax benefit of $582)                          --            (1,026)               --
                                                                      ------------      ------------      ------------
Net earnings                                                                29,677             2,759            11,628
Less deemed dividend from beneficial conversion feature                    (20,533)               --                --
Less preferred stock dividends                                              (4,199)             (113)               --
                                                                      ------------      ------------      ------------
Net earnings applicable to common shares                              $      4,945             2,646            11,628
                                                                      ============      ============      ============

Basic net earnings (loss) per share:
   Earnings from continuing operations                                $       0.08              0.18              0.58
   Earnings from discontinued operations                                      0.11              0.02              0.06
   Extraordinary item                                                           --             (0.06)               --
                                                                      ------------      ------------      ------------
   Net earnings                                                       $       0.19              0.14              0.64
                                                                      ============      ============      ============
Weighted average common shares                                          18,478,102        18,380,975        18,313,401
                                                                      ============      ============      ============
Diluted net earnings (loss) per share:
   Earnings from continuing operations                                $       0.08              0.18              0.58
   Earnings from discontinued operations                                      0.11              0.02              0.06
   Extraordinary item                                                           --             (0.06)               --
                                                                      ------------      ------------      ------------
   Net earnings                                                       $       0.19              0.14              0.64
                                                                      ============      ============      ============
Weighted average common and potentially dilutive common shares          27,565,957        18,718,979        18,337,161
                                                                      ============      ============      ============


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                                                         Year Ended December 31,
                                                                                  ------------------------------------
                                                                                    2002          2001          2000
                                                                                  --------      --------      --------
Net earnings                                                                      $ 29,677         2,759        11,628
Other comprehensive income (loss):
   Cumulative effect of change in accounting principle - adoption of SFAS 133
      (net of income tax benefit of $165)                                               --          (262)           --
   Fair value adjustment of derivative instruments (net of income tax benefit           --
      of $76)                                                                           --          (119)           --
   Termination of derivative instruments (net of income tax expense of $241)            --           381            --
   Minimum pension liability adjustment (net of income tax benefit of $2,464)       (4,107)           --            --
                                                                                  --------      --------      --------
Comprehensive income                                                              $ 25,570         2,759        11,628
                                                                                  ========      ========      ========


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                          December 31,
                                                                                                    ------------------------
                                                                                                      2002           2001
                                                                                                    ---------      ---------
ASSETS
Current assets:
   Cash and cash equivalents                                                                        $   4,997          2,526
   Receivables                                                                                         95,222         75,134
   Inventories                                                                                        348,027        241,635
   Prepaid expenses and other current assets                                                            2,166          2,567
   Deferred income taxes                                                                               23,266         21,842
                                                                                                    ---------      ---------
Total current assets                                                                                  473,678        343,704
                                                                                                    ---------      ---------
Property and equipment                                                                                 32,604         33,460
Goodwill                                                                                               46,843         46,843
Intangible assets                                                                                      49,567         44,503
Deferred income taxes                                                                                  37,013         49,369
Other assets                                                                                           12,759         15,350
                                                                                                    ---------      ---------
Total assets                                                                                        $ 652,464        533,229
                                                                                                    =========      =========


LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                                $   3,207          3,591
   Revolving line of credit                                                                           140,301        107,706
   Accounts payable                                                                                   114,263         51,090
   Accrued expenses                                                                                    37,736         31,659
                                                                                                    ---------      ---------
Total current liabilities                                                                             295,507        194,046
                                                                                                    ---------      ---------
Long-term debt, net of unamortized discount of $9,652 at December 31, 2002                             77,899         89,557
Other liabilities                                                                                       6,086         14,623
Commitments and contingencies                                                                              --             --
Convertible redeemable preferred stock (160,000 shares authorized; 49,301 shares and 45,110 shares issued and outstanding at December 31, 2002 and 2001, respectively; $1,000 aggregate liquidation preference per share)
                                                                                                       44,370         40,161
Shareholders' equity:
   Common stock ($0.01 par value per share, 80,000 shares authorized; 21,612,380 shares
   and 20,497,992 shares issued at December 31, 2002 and 2001, respectively)                              216            205
   Additional paid-in capital                                                                         361,377        328,022
   Accumulated deficit                                                                                (99,726)      (104,671)
   Treasury stock, at cost (2,007,887 shares and 2,002,002 shares at December 31, 2002 and
      2001, respectively)                                                                             (27,789)       (27,749)
   Unearned compensation - restricted stock                                                            (1,369)          (965)
   Accumulated other comprehensive loss                                                                (4,107)            --
                                                                                                    ---------      ---------
Total shareholders' equity                                                                            228,602        194,842
                                                                                                    ---------      ---------
Total liabilities, convertible redeemable preferred stock and shareholders' equity                  $ 652,464        533,229
                                                                                                    =========      =========


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                        Common Stock
                                               ----------------------------
                                                 Shares                          Treasury         Unearned
                                               Outstanding         Amount         Stock          Compensation
                                               -----------      -----------     -----------      ------------
At December 31, 1999                            18,272,596      $       203         (27,733)            (263)
Net earnings                                            --               --              --               --
Restricted stock awards                                 --               --              --             (672)
Compensation expense                                    --               --              --              371
Common stock issued                                 62,068                1              --               --
Treasury stock, at cost                             (2,002)              --             (16)              --
Tax benefit from exercise of stock options              --               --              --               --
                                               -----------      -----------     -----------      -----------
At December 31, 2000                            18,332,662              204         (27,749)            (564)
Net earnings                                            --               --              --               --
Restricted stock awards                                 --               --              --             (838)
Compensation expense                                    --               --              --              437
Common stock issued                                163,328                1              --               --
Preferred stock dividends                               --               --              --               --
                                               -----------      -----------     -----------      -----------
At December 31, 2001                            18,495,990              205         (27,749)            (965)
Net earnings                                            --               --              --               --
Minimum pension liability adjustment                    --               --              --               --
Warrants issued                                         --               --              --               --
Restricted stock awards                             (7,963)              --              --           (1,016)
Compensation expense                                    --               --              --              612
Common stock issued                              1,122,351               11              --               --
Treasury stock, at cost                             (5,885)              --             (40)              --
Tax benefit from exercise of stock options              --               --              --               --
Deemed dividend                                         --               --              --               --
Preferred stock dividends                               --               --              --               --
                                               -----------      -----------     -----------      -----------
At December 31, 2002                            19,604,493      $       216         (27,789)          (1,369)
                                               ===========      ===========     ===========      ===========


                                                                                 Accumulated          Total
                                                 Additional       Retained          Other             Share-
                                                   Paid-In        Earnings      Comprehensive        holders'
                                                   Capital        (Deficit)          Loss             Equity
                                                 -----------     -----------    -------------      -----------
At December 31, 1999                                 325,971        (118,945)              --      $   179,233
Net earnings                                              --          11,628               --           11,628
Restricted stock awards                                  672              --               --               --
Compensation expense                                      --              --               --              371
Common stock issued                                      434              --               --              435
Treasury stock, at cost                                   --              --               --              (16)
Tax benefit from exercise of stock options                23              --               --               23
                                                 -----------     -----------      -----------      -----------
At December 31, 2000                                 327,100        (107,317)              --          191,674
Net earnings                                              --           2,759               --            2,759
Restricted stock awards                                  838              --               --               --
Compensation expense                                      --              --               --              437
Common stock issued                                       84              --               --               85
Preferred stock dividends                                 --            (113)              --             (113)
                                                 -----------     -----------      -----------      -----------
At December 31, 2001                                 328,022        (104,671)              --          194,842
Net earnings                                              --          29,677               --           29,677
Minimum pension liability adjustment                      --              --           (4,107)          (4,107)
Warrants issued                                       11,060              --               --           11,060
Restricted stock awards                                1,016              --               --               --
Compensation expense                                      --              --               --              612
Common stock issued                                      671              --               --              682
Treasury stock, at cost                                   --              --               --              (40)
Tax benefit from exercise of stock options                75              --               --               75
Deemed dividend                                       20,533         (20,533)              --               --
Preferred stock dividends                                 --          (4,199)              --           (4,199)
                                                 -----------     -----------      -----------      -----------
At December 31, 2002                                 361,377         (99,726)          (4,107)     $   228,602
                                                 ===========     ===========      ===========      ===========


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                      Year Ended December 31,
                                                            ---------------------------------------
                                                               2002           2001           2000
                                                            ---------      ---------      ---------
OPERATING ACTIVITIES:
   Net earnings                                             $  29,677          2,759         11,628
   Gain on disposal of discontinued operations                 (3,026)          (322)        (1,062)
   Unusual items                                               (1,024)         2,810             --
   Depreciation and amortization                               17,124         11,630          9,232
   Deferred income taxes                                       12,691          1,477          5,684
   Paid-in-kind interest                                          739             89             --
   Compensation expense on restricted stock awards                612            437            371
   Tax benefit from exercise of stock options                      75             --             23
   Inventory and intangible write-downs                            --          6,977             --
   Extraordinary item                                              --          1,026             --
   Changes in:
      Receivables                                             (20,088)         7,234        (20,643)
      Inventories                                            (106,392)      (112,613)       (26,319)
      Accounts payable                                         36,453         (3,657)        16,314
      Accrued expenses                                           (747)           965           (196)
      Other, net                                               (3,178)            85         (2,644)
                                                            ---------      ---------      ---------
Net cash used for operating activities                        (37,084)       (81,103)        (7,612)
                                                            ---------      ---------      ---------
INVESTING ACTIVITIES:
   Purchase of distribution rights                            (10,398)       (24,889)        (5,645)
   Capital expenditures                                        (6,867)       (12,147)       (10,961)
   Sales of property, plant and equipment                         128             28             25
                                                            ---------      ---------      ---------
Net cash used for investing activities                        (17,137)       (37,008)       (16,581)
                                                            ---------      ---------      ---------
FINANCING ACTIVITIES:
   Net change in revolving credit facility                     31,847         54,922         16,004
   Cash overdrafts                                             26,720        (12,285)        15,280
   Debt repaid                                                 (2,420)       (34,010)        (6,000)
   Issuance of common stock                                       682             85            435
   Debt issue costs paid                                          (89)       (13,478)          (437)
   Debt proceeds                                                   --         80,490          2,407
   Issuance of redeemable preferred stock                          --         40,051             --
   Other                                                          (48)            (3)           (16)
                                                            ---------      ---------      ---------
Net cash provided by financing activities                      56,692        115,772         27,673
                                                            ---------      ---------      ---------
Change in cash and cash equivalents                             2,471         (2,339)         3,480
Cash and cash equivalents, beginning of year                    2,526          4,865          1,385
                                                            ---------      ---------      ---------
Cash and cash equivalents, end of year                      $   4,997          2,526          4,865
                                                            =========      =========      =========
CASH PAID FOR INTEREST AND INCOME TAXES:
   Interest                                                 $  17,826          9,433          7,686
   Income taxes                                             $     639          1,954          2,341
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Dividends on redeemable preferred stock                  $  24,724            110             --
   Issuance of warrants                                     $  11,060             --             --
   Capital lease obligations for property and equipment     $      --          9,031             --


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BACKGROUND AND ORGANIZATION

      Aviall, Inc., or Aviall, is the largest independent global provider to the aerospace aftermarket of new aviation parts and related supply-chain management services through its subsidiary, Aviall Services, Inc., or Aviall Services. Aviall also provides information and facilitates commerce for the aviation and marine industries and the United States, or U.S., and international government procurement market through its global electronic marketplaces operated by Inventory Locator Service, LLC, or ILS. We report Aviall Services and ILS as separate operating segments (see Note 18 - Segments and Related Information).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of Aviall and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

ACCOUNTING ESTIMATES. The process of preparing financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. These estimates and assumptions are based upon the best information available at the time of the estimates or assumptions and could change materially as conditions within and beyond our control change. Accordingly, actual amounts could differ materially from those estimates. The most significant estimates that we make include the allowance for doubtful accounts, reserves for excess and obsolete inventories, deferred tax asset valuation allowances, environmental reserves, pension and postretirement benefit obligations and valuation of goodwill and distribution rights. Changes in estimates are recorded in the period of change.

REVENUE RECOGNITION. Revenue from the sale of parts, components and supplies and the repair of parts is recognized based on shipping terms with our customers. Revenue from information services and point-of-purchase subscription fees is recognized as services are rendered. Revenue from pay-in-advance subscription fees is deferred and recognized as services are rendered. Shipping and handling costs billed to customers are recognized as revenue.

CASH AND CASH EQUIVALENTS. We consider all highly liquid, interest-bearing instruments with an original maturity of three months or less to be cash equivalents. We reclassify cash overdrafts to accounts payable. Cash overdrafts included in accounts payable were $34.2 million and $7.5 million at December 31, 2002 and 2001, respectively.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. An allowance for doubtful accounts receivable is established based on our estimates of the amount of uncollectible accounts receivable on a customer-by-customer basis. We determine the required allowance using information such as customer credit history, industry and market segment information, economic trends and conditions, credit reports and customer financial condition. The estimates can be affected by changes in the aviation industry, customer credit issues or customer bankruptcies.

INVENTORIES. We value our inventory of aerospace parts at the lower of average cost or market. We make provisions for excess and obsolete inventories based on our assessment of slow-moving and obsolete inventories on a part-number-by-part-number basis within each product line. Historical parts sales and estimated future demand adjusted for known or expected aviation industry trends or conditions provide the basis for our estimates. These estimates are subject to volatility and can be affected by reduced flight hours, the retirement of aircraft, changes in distribution agreements and other changes in the aviation industry. We make provisions for inventory shrinkage based on periodic physical inventory counts. During the second quarter of 2002, we changed our classification of inventory obsolescence and inventory shrinkage from selling and administrative expenses to cost of sales. Prior periods have been reclassified to reflect this change. Reserves for shrinkage and excess and obsolete inventory amounted to $5.6 million and $6.5 million at December 31, 2002 and 2001, respectively.

PROPERTY AND EQUIPMENT. Property and equipment is carried at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Internal and external costs incurred to develop or purchase computer software during the application development stage for internal use, including upgrades and enhancements, are capitalized. Lives assigned to asset categories are 3 to 12 years for software, hardware and equipment, and the remaining lease term, if shorter than the estimated useful life, for leasehold improvements. Depreciation expense amounted to $7.6 million, $5.1 million and $4.2 million in 2002, 2001 and 2000, respectively. Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease and amortized over the lease terms using the straight-line method. Lease amortization is included in depreciation expense.

GOODWILL. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, or SFAS 142, "Goodwill and Other Intangible Assets," we ceased amortizing goodwill effective January 1, 2002. On an annual basis, we compare the fair value of our reporting units with their carrying values. If the carrying value of a reporting unit exceeds its fair value, we would recognize an impairment equal to the excess of the fair value of the operating unit's goodwill over the carrying value of its goodwill. The fair value of our reporting units is estimated using the discounted present value of estimated future cash flows.

DISTRIBUTION RIGHTS. From time to time, we enter into long-term supplier distribution agreements that implicitly include a payment for distribution rights. When we enter into these agreements, we must value the distribution rights and amortize them over the life of the agreement. We calculate the value of the distribution rights using a discounted cash flow model of the expected net contract cash flows related to the specific distribution agreement. The most significant variables used in the model include expected sales, inventory value, incremental costs and working capital requirements. We base our valuation of inventory acquired on the contractual purchase discount off of list price adjusted for historical and expected parts sales. The determination of the amounts for the other factors used are based on information acquired during the agreement negotiation process. We amortize the value of the distribution rights over the term of the agreement using the straight-line method, which approximates the operating cash flows expected over the life of the agreement. In the event one or more of our material suppliers discontinue the products we sell, terminate our contract or are unable to perform under our agreement, the value of the distribution rights could be impaired, and we might be required to write-down or write-off the unamortized value of the distribution rights.

VALUATION OF LONG-LIVED ASSETS. We periodically review the net realizable value of our long-lived assets, including distribution rights, whenever events and circumstances indicate an impairment may have occurred. In the event we determine that the carrying value of long-lived assets is in excess of estimated gross future cash flows for those assets, we then will write-down the value of the assets to a level commensurate with a discounted cash flow analysis of the estimated future cash flows.

DEFERRED TAXES. We establish our deferred tax assets and liabilities based on our profits or losses in each jurisdiction in which we operate. Associated valuation allowances reflect the likelihood of the recoverability of these assets. We base our judgment of the recoverability of these assets, which includes federal and, to a lesser degree, state net operating loss carryforwards, primarily on historical earnings, our estimate of current and expected future earnings, prudent and feasible tax planning strategies, and current and future ownership changes. The likelihood of an annual limitation on our ability to utilize our U.S. federal net operating loss carryforward to offset future U.S. federal taxable income is increased by certain historical changes in our equity ownership when combined with potential future ownership changes occurring in the rolling three-year testing period. The amount of an annual limitation can vary significantly based on certain factors existing at the date of the ownership change. If such limitations were imposed, they could have a material adverse impact on our results of operations and cash flows.

FINANCING COSTS. Costs associated with obtaining debt are recorded as a deferred charge and amortized over the term of the related debt through interest expense utilizing an effective interest rate method. Amortization of financing costs amounted to $2.8 million, $1.0 million and $0.7 million in 2002, 2001 and 2000, respectively.

DEBT DISCOUNT. Debt discount is recorded as a reduction of long-term debt and amortized over the term of the related debt through interest expense utilizing an effective interest rate method. Amortization of debt discount amounted to $1.4 million in 2002.

PENSION AND POSTRETIREMENT BENEFITS OBLIGATIONS. The value of our pension and postretirement benefits assets and liabilities is determined on an actuarial basis. These values are affected by the market value of plan assets, our estimates of the expected return on plan assets and the discount rates we use to value our projected benefit obligation. We determine the discount rates using changes in the rates of return on high-quality, fixed-income investments. Actual changes in the fair market value of plan assets, differences between the actual return and the expected return on plan assets and changes in the discount rate we use affect the amount of pension expense we recognize.

ENVIRONMENTAL. The costs relating to our environmental liabilities have been estimated, including exit costs related to our previously owned businesses, when it is probable that a loss has been incurred and such loss is estimable. We base our probable environmental cost estimates on information obtained from independent environmental engineers and/or from our experts regarding the nature and extent of environmental contamination, available remedial alternatives and the cleanup criteria required by relevant governmental agencies. The estimated costs include anticipated site testing, consulting, remediation, disposal, postremediation monitoring and related legal fees. They are based on available information and represent the undiscounted costs to resolve the environmental matters in accordance with prevailing federal, state, local or foreign requirements. Our estimates may vary in the future as more information becomes available to us with respect to the level of contamination, the effectiveness and approval of selected remediation methods, the stage of our investigation at the individual sites, the recoverability of such costs from third parties and changes in federal, state, local or foreign statutes and regulations or their interpretation.

FOREIGN CURRENCY TRANSLATION. Our foreign operations utilize the U.S. dollar as their functional currency. Net translation and transaction gains and (losses) included in earnings amounted to $0.5 million, $(0.3) million and $(0.8) million in 2002, 2001 and 2000, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS. We recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Changes in the fair value of derivatives that do not qualify as hedges are recognized in earnings when they occur. Changes in the fair value of derivatives that qualify as hedges are generally recognized in earnings in the same period as the item being hedged. We periodically use financial instruments to offset defined market risks arising from changes in interest rates and foreign exchange rates. We do not use financial instruments for trading or speculative purposes. The fair values of financial instruments generally represent the amount we would pay or receive to terminate such agreements.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of our current assets and liabilities approximate fair value due to the short-term maturities of these assets and liabilities. At December 31, 2002, the carrying value of our debt was $221.4 million, and the estimated fair value was $232.7 million. We determined the fair value based on discounted cash flow analysis using a market interest rate. At December 31, 2001, the carrying value of our debt approximated fair value.

STOCK-BASED COMPENSATION. We account for our stock-based compensation plans in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, or APB 25, "Accounting for Stock Issued to Employees," and related interpretations. All options granted under our plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, no compensation cost related to these plans is included in net earnings. We also make the appropriate disclosures as required by Statement of Financial Accounting Standards No. 123, or SFAS 123, "Accounting for Stock-Based Compensation," and Statement of Financial Accounting Standards No. 148, or SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FAS 123." Awards of restricted stock are valued at the market price of our common stock on the date of grant and recorded as unearned compensation within shareholders' equity. The unearned compensation is amortized to compensation expense over the vesting period of the restricted stock.
      The following table illustrates the effect on net earnings and earnings per share if we had applied the fair-value recognition provisions of SFAS 123 to stock-based employee compensation:

(In Thousands, Except Per Share Data)                              2002            2001            2000
-------------------------------------                           ----------      ----------      ----------
Net earnings, as reported                                       $   29,677           2,759          11,628
Deduct: Total stock-based employee compensation expense
   determined under fair-value-based method for all awards,
   net of related tax effects                                       (1,341)         (1,162)         (1,458)
                                                                ----------      ----------      ----------
Pro forma net earnings                                          $   28,336           1,597          10,170
                                                                ==========      ==========      ==========

Earnings per share:
   Basic - as reported                                          $     0.19            0.14            0.64
   Basic - pro forma                                            $     0.14            0.09            0.56

   Diluted - as reported                                        $     0.19            0.14            0.64
   Diluted - pro forma                                          $     0.14            0.09            0.55

      See Note 13 - Common Stock, Warrants, Preferred Stock Purchase Rights and Incentive Plans for a summary of the assumptions used in these fair-value calculations.

EARNINGS (LOSS) PER SHARE. In 2002 and 2001, basic net earnings per share, or EPS, is computed by allocating earnings from continuing operations available for distribution to the common and preferred shareholders using the "two-class" method prescribed by Statement of Financial Accounting Standards No. 128, or SFAS 128, "Earnings per Share." Earnings from continuing operations is reduced by dividends to preferred and common shareholders to arrive at earnings from continuing operations available for distribution. Earnings from continuing operations available for distribution is then allocated between the common and preferred shareholders based on the weighted average common and preferred shares outstanding, on an as-converted basis. Diluted EPS is computed using the if-converted method by dividing net earnings by the weighted average number of common and dilutive potential common shares outstanding during the period. Diluted EPS is presented as equal to basic EPS if it is antidilutive or higher than basic EPS.

      In 2000, basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net earnings by the weighted average number of common and potential dilutive common shares outstanding during the period. Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

NEW ACCOUNTING PRONOUNCEMENTS. During January of 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46, or FIN 46, "Consolidation of Variable Interest Entities." FIN 46 provides guidance for companies having ownership of variable interest entities, typically referred to as special purpose entities, in determining whether to consolidate such variable interest entities. FIN 46 has immediate applicability for variable interest entities created after January 31, 2003 or interests in variable interest entities obtained after that date. For interests in variable interest entities obtained prior to February 1, 2003, FIN 46 becomes effective on July 1, 2003. Because we do not hold an interest in an entity governed by the pronouncement, we do not believe the adoption will have a significant effect on our consolidated financial position or results of operations.

      On December 31, 2002, FASB issued SFAS 148, which is intended to encourage the adoption of the accounting provisions of SFAS 123. Under the provisions of SFAS 148, companies that choose to adopt the accounting provisions of SFAS 123 will be permitted to select from three transition methods. SFAS 148 also mandates certain new disclosures that are incremental to those required by SFAS
123. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. We adopted the disclosure provisions of SFAS 148 as of December 31, 2002. Because we did not adopt the accounting provisions of SFAS 148, there was no financial impact associated with its adoption.

      On November 25, 2002, the FASB issued Interpretation No. 45, or FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. We adopted FIN 45 as of December 31, 2002, and there was no financial impact associated with its adoption.

      On June 28, 2002, the FASB issued Statement of Financial Accounting Standards No. 146, or SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance of Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS 146 as of January 1, 2003 and expect no material impact on our consolidated financial statements as a result of its adoption.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, or SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The most significant impact of SFAS 145 is to eliminate the requirement that gains and losses from the extinguishment of debt be classified as an extraordinary item unless these items are infrequent and unusual in nature. We adopted SFAS 145 as of January 1, 2003. Upon adoption of SFAS 145, we reclassified our previously reported extraordinary items, which relate to early extinguishment of debt, as a component of earnings before income taxes.

NOTE 3 - DISCONTINUED OPERATIONS

      In 1996, we sold our commercial engine services businesses. These businesses are reported as discontinued operations in our consolidated financial statements.

      The sale agreements required us to retain certain liabilities, primarily environmental. The losses associated with these liabilities were estimated and included in the discontinued operations provision. The actual cost of these obligations may not be known for a number of years. In the case of environmental liabilities, factors included in the original estimate of loss, such as the level of remediation required, could change significantly from our original estimate. Accordingly, certain adjustments may be required in future periods to reflect changes in these estimates. As of December 31, 2002 and 2001, these retained liabilities, primarily environmental, for businesses reported as discontinued operations as well as previously owned businesses not classified as discontinued operations amounted to $5.0 million and $12.8 million, respectively.

      During 2002, 2001 and 2000, we recognized a net gain on disposal of $3.0 million, net of tax expense of $1.8 million, $0.3 million, net of tax expense of $0.2 million, and $1.1 million, net of tax expense of $0.6 million, respectively, related to changes in the estimates of certain liabilities as a result of the expiration of the indemnification periods under the asset sale contracts and revised projections for certain liabilities, primarily environmental liabilities, based on recent experiences. The 2002 net gain primarily related to the reversal of estimates for environmental liabilities.

NOTE 4 - UNUSUAL ITEMS

2002 GAIN. During 2002, we recorded a $1.0 million unusual gain resulting from the reversal of environmental reserves due to changes in estimates related to our previously owned businesses, which did not qualify as discontinued operations.

2001 LOSS. During 2001, we recorded a $2.8 million unusual loss consisting of $2.1 million for unfavorable leases and doubtful accounts related to the downturn in the economy in 2001 and $0.7 million incurred in connection with our new capital structure. Due to the downturn in the aerospace industry, we also recorded a $7.0 million inventory and intangible write-down that is included in cost of sales. This write-down was reclassified to cost of sales from selling and administrative expenses to conform to the current year presentation.

NOTE 5 - RECEIVABLES

(In Thousands)                        2002          2001
--------------                      --------      --------
Trade                               $ 91,107        69,476
Other                                  6,529         9,223
                                    --------      --------
                                      97,636        78,699
Allowance for doubtful accounts       (2,414)       (3,565)
                                    --------      --------
                                    $ 95,222        75,134
                                    ========      ========

NOTE 6 - PROPERTY AND EQUIPMENT

                                                 2002                                     2001
                                 ------------------------------------      -----------------------------------
                                                Capital                                  Capital
(In Thousands)                    Owned         Leases         Total        Owned         Leases        Total
--------------                   --------      --------      --------      --------      --------     --------
Software and hardware            $ 33,276         4,917        38,193        29,989         3,736       33,725
Equipment                          11,024         1,101        12,125         8,629           678        9,307
Leasehold improvements              1,819         1,045         2,864         1,560         1,045        2,605
Capital projects in progress        2,107         1,970         4,077         1,825         3,572        5,397
                                 --------      --------      --------      --------      --------     --------
                                   48,226         9,033        57,259        42,003         9,031       51,034
Accumulated depreciation          (23,273)       (1,382)      (24,655)      (17,574)           --      (17,574)
                                 --------      --------      --------      --------      --------     --------
                                 $ 24,953         7,651        32,604        24,429         9,031       33,460
                                 ========      ========      ========      ========      ========     ========

      Capital projects in progress included $3.3 million and $5.4 million of capitalized software costs in 2002 and 2001, respectively.

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

      Effective January 1, 2002, we adopted the provisions of SFAS 142, which is more fully described in Note 2 - Summary of Significant Accounting Policies. We completed the transitional impairment tests of goodwill and intangible assets with indefinite lives as of January 1, 2002, and no impairment was noted. We performed our annual impairment test in the fourth quarter of 2002, and no impairment was noted.

      The changes in the carrying amount of goodwill were as follows:

                                                    2002                                2001
                                      -------------------------------     ---------------------------------
                                       Aviall                              Aviall
(In Thousands)                        Services      ILS        Total      Services       ILS         Total
--------------                        --------    -------     -------     --------     -------      -------
Balance as of beginning of period     $42,692       4,151      46,843      44,424        4,336       48,760
Year-to-date amortization                  --          --          --      (1,732)        (185)      (1,917)
                                      -------     -------     -------     -------      -------      -------
Balance as of end of period           $42,692       4,151      46,843      42,692        4,151       46,843
                                      =======     =======     =======     =======      =======      =======

      The following table presents net earnings and EPS as adjusted for goodwill amortization recognized in periods prior to our adoption of SFAS 142:

(In Thousands, Except Per Share Data)            2001          2000
-------------------------------------         ---------     ---------
Reported net earnings                         $   2,759        11,628
Add: Goodwill amortization                        1,916         1,916
                                              ---------     ---------
Adjusted net earnings                         $   4,675        13,544
                                              ---------     ---------

Basic and diluted net earnings per share:
   Reported net earnings                      $    0.14          0.64
   Goodwill amortization                           0.10          0.10
                                              ---------     ---------
   Adjusted net earnings                      $    0.24          0.74
                                              =========     =========

      Distribution rights are included in intangible assets in our accompanying consolidated balance sheets as follows:

(In Thousands)                 2002          2001
                             --------      --------
Gross carrying amount        $ 61,652        51,254
Accumulated amortization      (12,085)       (6,751)
                             --------      --------
                             $ 49,567        44,503
                             ========      ========

      Amortization expense of definite-lived intangible assets amounted to $5.3 million, $3.7 million and $2.3 million in 2002, 2001 and 2000, respectively.

      Estimated amortization expense of definite-lived intangible assets for each of the five succeeding years is as follows (in thousands):

Year Ending December 31,
------------------------
2003              $6,278
2004              $6,278
2005              $6,278
2006              $6,278
2007              $6,278

      In 2002, we were awarded amendments to our Honeywell engine systems and accessories and environmental control systems distribution rights, allowing us to sell additional products. As a result of these amendments, we recorded $10.4 million for distribution rights.

      In 2001, we acquired from Honeywell the rights to distribute engine systems and accessories and environmental control systems and Honeywell fuel controls for Rolls-Royce Model T56, or RR T56, series engines for a ten-year period. Also in 2001, we acquired from Rolls-Royce the rights to distribute for a ten-year period engine parts for the RR T56 series engines. As a result of these contracts, $24.9 million was recorded for distribution rights.

      In 2001, we recorded a $2.0 million impairment loss for Aviall Services' turbocharger aftermarket distribution rights. This impairment resulted from the sale of the manufacturing rights for these parts by the original manufacturer to a third party, a shift in customer demand from remanufactured to new turbochargers and sales declines related to the downturn in the economy in 2001. The amount of the impairment was based on valuing these rights using the discounted present value of estimated future cash flows. Our estimates of future cash flows are based on historical results adjusted to reflect the best estimate of future demand and market conditions.


NOTE 8 - ACCRUED EXPENSES

(In Thousands)                               2002         2001
--------------                              -------     -------
Salaries, wages and benefits                $19,565      13,413
Operating taxes                               1,844       3,184
Self-insurance reserves                       1,828       1,551
Environmental reserves, current portion       2,005       1,270
Other                                        12,494      12,241
                                            -------     -------
                                            $37,736      31,659
                                            =======     =======

NOTE 9 - DEBT

(In Thousands)                                  2002           2001
--------------                                ---------      ---------
Credit Facility                               $ 140,301        107,706
Senior Notes, net of unamortized discount        71,175         80,089
Capital lease obligations                         7,061          9,432
Other                                             2,870          3,627
                                              ---------      ---------
                                                221,407        200,854
Less:  Current portion                         (143,508)      (111,297)
                                              ---------      ---------
                                              $  77,899         89,557
                                              =========      =========

CREDIT FACILITY. Our senior secured credit facility, or the Credit Facility, consists of a $200.0 million revolving credit and letter of credit facility due as a balloon payment in 2006 with availability determined by reference to a borrowing base calculated using our eligible accounts receivable and inventory. Borrowings under the Credit Facility bear interest, at our option, based upon either: a Eurodollar Rate plus an applicable margin ranging from 2.5% to 3.0% depending upon our financial ratios, or a Base Rate plus an applicable margin ranging from 1.5% to 2.0% depending upon the same financial ratios. We utilize both of these interest rate options. Interest is payable (i) monthly for prime rate borrowings and (ii) on the last day of the applicable interest period or quarterly for interest periods that are longer than three months for LIBOR borrowings. At December 31, 2002 and 2001, the average interest rate on the aggregate outstanding balance under the Credit Facility was 4.71% and 6.75%, respectively.

      The Credit Facility provides for the issuance of up to $15.0 million of letters of credit subject to the borrowing base, of which $0.7 million was utilized at December 31, 2002. As of December 31, 2002, we had $59.0 million available for additional borrowings under the Credit Facility, and our borrowing base was $204.5 million. A commitment fee of 0.5% is payable each quarter on the unused portion of the Credit Facility. Obligations under the Credit Facility are collateralized by substantially all of our domestic assets and 65% of the stock of each of our foreign subsidiaries. The Credit Facility contains various covenants, including financial covenants and limitations on debt, dividends and capital expenditures. The Credit Facility also contains default clauses that permit the acceleration of all amounts due following the maturity of an event of default at the discretion of the lenders and lock-box provisions that apply our cash collections to outstanding borrowings. Based on the terms of the Credit Facility and pursuant to EITF Issue No. 95-22, "Balance Sheet Classification of Revolving Credit Agreement Obligations Involving Lock-Box Arrangements," we have classified amounts outstanding under the Credit Facility as current.

      In connection with the early retirement in 2001 of debt outstanding under our previous credit facility, we recorded an extraordinary loss of $1.0 million, net of a tax benefit of $0.6 million, resulting from the write-off of the associated unamortized financing costs.

SENIOR NOTES. Our senior unsecured notes, or the Senior Notes, bear interest at 14.0% per annum and mature on December 21, 2007, unless previously redeemed at our option. Of the 14.0% interest rate on the Senior Notes, 13.0% is payable in cash and 1.0% is payable in additional Senior Notes. During 2002, we made cash interest payments of $10.8 million, and the outstanding principal amount on the Senior Notes increased by $0.7 million to $80.8 million.

      On March 15, 2002 following stockholder approval, we issued to our senior unsecured noteholders, or the Lenders, warrants exercisable for an aggregate of 1,750,000 shares of our common stock (subject to adjustment for antidilution events) at an exercise price of $0.01 per share. We valued the warrants using an option pricing model and recorded an $11.1 million discount on the Senior Notes, which is being amortized over the term of the Senior Notes. As of December 31, 2002, the unamortized discount was $9.7 million. After giving effect to the issuance of the warrants, the effective interest rate on the Senior Notes is 15.3%. The Senior Notes contain various covenants, including financial covenants and limitations on debt, dividends and capital expenditures.

      At December 31, 2002, $8.1 million of the Senior Notes outstanding was held by the Carlyle Partners III, L.P., a Delaware limited partnership; CP III Coinvestment, L.P., a Delaware limited partnership; and certain of their affiliates, or collectively, the Carlyle Investors. The Carlyle Investors own all of our Series D Senior Convertible Participating Preferred Stock (par value $0.01 per share), or Series D Redeemable Preferred Stock.

CAPITAL LEASE OBLIGATIONS. In 2001, we entered into a number of capital lease obligations to finance certain of our capital expenditures, primarily for computer hardware and software. These leases have terms ranging from three to five years with interest rates ranging primarily from 9.00% to 15.53%. Each lease is secured by the hardware and software financed.

OTHER DEBT. At December 31, 2002 and 2001, other debt consisted of a revolving credit facility with a Canadian bank and various other notes with interest rates ranging from 2.45% to 7.13%. The Canadian $6.0 million credit facility renews yearly in late April and had an outstanding balance equivalent to U.S. $0.5 million and U.S. $1.2 million at December 31, 2002 and 2001, respectively.

      Debt maturities for the years subsequent to December 31, 2002 are as follows (in thousands):

Year Ending December 31,
------------------------
2003                                                               $143,508
2004                                                                  2,800
2005                                                                    920
2006                                                                    656
2007                                                                 80,828
Thereafter                                                            2,347
                                                                   --------
                                                                    231,059
Less: Unamortized debt discount                                      (9,652)
                                                                   --------
                                                                   $221,407
                                                                   ========

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS

      In prior years, we have entered into interest rate swap agreements as required by our previous credit facility as a means of hedging our interest rate exposure on debt instruments. The Credit Facility does not require us to enter into interest rate hedging agreements for any portion of our outstanding debt balance. At December 31, 2002 and 2001, we did not have any interest rate swaps outstanding. While we currently do not intend to enter into interest rate swap agreements, we may do so in the future.

      We adopted the provisions of Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. Upon adoption of SFAS 133, we recorded the then-existing interest rate swaps at fair value, which was a liability of $0.4 million, with an offset to other comprehensive income in the equity section of our consolidated balance sheet. During 2001, we recorded an additional $0.2 million liability as an adjustment to the fair value of these interest rate swap agreements. Additionally, we undertook an evaluation of the effectiveness of these interest rate swap agreements and determined that no material ineffectiveness existed during 2001. In conjunction with the repayment of debt outstanding under our previous credit facility, we recorded an unusual item of $0.4 million which resulted from the early termination of the interest rate swap agreements in December 2001.

NOTE 11 - INCOME TAXES

      Earnings before income taxes were taxed as follows:

(In Thousands)                    2002        2001        2000
--------------                   -------     -------     -------
Domestic                         $42,208       3,074      18,371
Foreign                            2,484       2,342       1,355
                                 -------     -------     -------
Earnings before income taxes     $44,692       5,416      19,726
                                 =======     =======     =======

      The total provision for income taxes consisted of the following components:

(In Thousands)                        2002          2001        2000
--------------                      --------      --------     --------
Current tax expense:
   U.S. federal                     $   (128)          403          150
   U.S. state                            118           464          761
   Foreign                               518           702          931
                                    --------      --------     --------
                                         508         1,569        1,842
                                    --------      --------     --------
Deferred tax expense (benefit):
   U.S. federal                       14,580         1,060        6,206
   Foreign                               (73)           28           50
                                    --------      --------     --------
                                      14,507         1,088        6,256
                                    --------      --------     --------
Provision for income taxes          $ 15,015         2,657        8,098
                                    ========      ========     ========

      Income taxes were allocated as follows:

(In Thousands)               2002        2001         2000
--------------              -------     -------      -------
Continuing operations       $13,199       3,046        7,526
Discontinued operations       1,816         193          572
Extraordinary item               --        (582)          --
                            -------     -------      -------
Total income taxes          $15,015       2,657        8,098
                            =======     =======      =======

      A reconciliation of our U.S. federal statutory tax rate with our effective tax rate follows:

(Dollars in Thousands)                                             2002                     2001                     2000
----------------------                                    ---------------------     ---------------------    -------------------
                                                           Amount         %          Amount         %         Amount        %
                                                          --------     --------     --------     --------    --------   --------
Provision at the statutory rate                           $ 15,642         35.0        1,896         35.0       6,904       35.0
Foreign taxes in excess of (less than) statutory rate         (321)        (0.7)         694         12.8         203        1.0
Extraterritorial income tax benefit                           (479)        (1.1)          --           --          --         --
Amortization of goodwill                                        --           --          671         12.4         671        3.4
State income taxes, net of federal income tax benefit          857          1.9           (4)          --         158        0.8
Valuation allowance                                           (902)        (2.0)        (567)       (10.6)        146        0.7
Miscellaneous items, net                                       218          0.5          (33)        (0.6)         16        0.1
                                                          --------     --------     --------     --------    --------   --------
                                                          $ 15,015         33.6%       2,657         49.0       8,098       41.0
                                                          ========     ========     ========     ========    ========   ========

      In 2002, our effective tax rate for earnings from continuing operations and earnings from discontinued operations was 33.1% and 37.5%, respectively, yielding an overall effective tax rate of 33.6%.

      The significant temporary differences that gave rise to deferred income taxes as of December 31, 2002 and 2001 consisted of the following:

(In Thousands)                                    2002          2001
--------------                                  --------      --------
Deferred income tax assets:
   Loss carryforwards and credits
      U.S. federal                              $ 41,714        49,657
      U.S. state                                   4,803         5,074
      Foreign                                        559           743
   Compensation-related items                      7,502         5,559
   Inventory-related items                        11,127        11,009
   Environmental-related items                     1,750         4,656
   Property and equipment basis differences           --           560
   Accounts receivable allowances                    838         1,166
   Other items                                       422           519
                                                --------      --------
                                                  68,715        78,943
   Valuation allowance                            (5,908)       (6,837)
                                                --------      --------
Deferred income tax assets                        62,807        72,106
                                                --------      --------
Deferred income tax liabilities:
   Other items                                      (884)         (895)
   Property and equipment basis differences       (1,644)           --
                                                --------      --------
Deferred income tax liabilities                   (2,528)         (895)
                                                --------      --------
Net deferred income tax asset                   $ 60,279        71,211
                                                ========      ========

      We periodically assess the likelihood of realizing our deferred tax assets and adjust the related valuation allowance based on the amount of deferred tax assets that we believe is more likely than not to be realized. We believe we may not generate sufficient future taxable income in primarily state and foreign tax jurisdictions to utilize all of our net operating loss, or NOL, carryforwards before their expiration and, as a result, have retained a valuation allowance of $5.9 million. The valuation allowance decreased $0.9 million and $3.2 million in 2002 and 2001, respectively. In 2002, the decrease was primarily due to our determination that $0.8 million of state tax NOL carryforwards could be utilized. In 2001, the decrease was due primarily to expiring state NOLs.

      We have an NOL carryforward for U.S. federal income tax purposes of approximately $115.4 million, which substantially expires between 2009 and 2011. If certain substantial changes in our ownership should occur, there could be an annual limitation on the amount of the NOL carryforward that could be utilized. During 2002, changes in our ownership occurred, but these changes did not result in a limitation on the amount of the NOL carryforward that can be utilized. To fully utilize our $60.3 million net deferred tax assets as of December 31, 2002, we must generate $160.6 million of U.S. federal taxable income, based on current U.S. federal tax rates. We generated U.S. federal taxable income of $28.1 million, $13.8 million and $12.0 million in 2002, 2001 and 2000, respectively.

      Deferred taxes have not been provided on temporary differences related to investments in foreign subsidiaries that are considered permanent in duration. These temporary differences consist primarily of undistributed foreign earnings of $11.5 million and $9.4 million at December 31, 2002 and 2001, respectively. These earnings could become subject to additional tax if such amounts are remitted as dividends to Aviall Services. It is not practicable to estimate the amount of additional tax that could be payable on these foreign earnings.

NOTE 12 - PENSION PLANS AND POSTRETIREMENT BENEFITS

PENSION PLANS. Substantially all domestic employees are covered by the Aviall Pension Plan, a defined benefit plan that we maintain. These employees were given credit under the Aviall Pension Plan for prior service in a plan maintained by a former parent company, which retained the pension fund assets and accumulated benefit obligation related to these participants. Until December 31, 2001, we maintained two other defined benefit pension plans. As of December 31, 2001, one of those plans was merged into the Aviall Pension Plan.

      The following table reflects the components of net pension expense for all our defined benefit plans:

(In Thousands)                       2002         2001         2000
--------------                      -------      -------      -------
Service cost                        $ 1,354        1,038          931
Interest cost                         3,300        3,151        2,997
Expected return on plan assets       (3,448)      (2,964)      (2,800)
Prior service cost amortization         101          101          101
Net loss (gain) recognition              11          (88)        (154)
                                    -------      -------      -------
Net pension expense                 $ 1,318        1,238        1,075
                                    =======      =======      =======

      The following table reflects the reconciliations of the beginning and ending balances of the fair value of plan assets and benefit obligation and the funded status for all our plans:

(In Thousands)                                            2002          2001
--------------                                          --------      --------
Fair value of plan assets at beginning of period        $ 37,654        41,695
Actual return on plan assets                              (2,198)       (1,284)
Contributions by the employer                              4,035            35
Benefits paid                                             (2,308)       (2,243)
Expenses paid                                               (459)         (549)
                                                        --------      --------
Fair value of plan assets at end of period                36,724        37,654
                                                        --------      --------

Projected benefit obligation at beginning of period       46,514        41,585
Service cost                                               1,354         1,038
Interest cost                                              3,300         3,151
Actuarial losses                                           3,880         3,532
Benefits paid                                             (2,308)       (2,243)
Expenses paid                                               (459)         (549)
                                                        --------      --------
Projected benefit obligation at end of period             52,281        46,514
                                                        --------      --------

Funded status                                            (15,558)      (11,324)
Unrecognized net loss                                     11,597         4,497
Minimum pension liability                                 (6,571)           --
Unamortized prior service cost                                19           120
                                                        --------      --------
Accrued pension expense                                 $(10,513)       (6,707)
                                                        ========      ========

      Plan assets are invested primarily in various mutual funds. In 2002, we recorded an additional minimum pension liability of $6.6 million, with an offset to accumulated other comprehensive loss in the equity section of our consolidated balance sheet. Our estimated 2003 required pension contribution could be as high as $3.7 million. Accrued pension expense is reflected in accrued expenses in our accompanying consolidated balance sheets.

      The following table sets forth the year-end actuarial assumptions used in the accounting for our plans:

                                                                    2002             2001            2000
                                                                    ----             ----            ----
Discount rate for determining projected benefit obligation          6.88%            7.25%           7.75%
Rate of increase in compensation levels                             4.50%            4.50%           4.50%
Expected long-term rate of return on plan assets                    8.50%            7.75%           7.75%

POSTRETIREMENT BENEFITS. We maintain plans that provide certain retired employees with certain health care and life insurance benefits. In December 2000, our Board of Directors approved an amendment to our postretirement medical and life insurance reimbursement plans such that only employees who retired on or before December 31, 2000 will be eligible to participate in the plans. The amendment does not affect retirees currently eligible for and receiving benefits. As a result of the amendment, we recognized a curtailment gain of $0.7 million in 2000. Additionally, we will amortize the remaining unrecognized net gain of $1.9 million at December 31, 2002 over the remaining life expectancy of eligible plan participants.

      The following tables reflect the components of net periodic postretirement benefit expense, the reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation and the funded status for all our plans:

(In Thousands)                                           2002        2001      2000
--------------                                           -----      -----      -----
Service cost                                             $  --         --         50
Interest cost                                              125        157        229
Net amortization and deferral                             (100)      (118)      (238)
Curtailment gain                                            --         --       (710)
                                                         -----      -----      -----
Net periodic postretirement benefit expense (income)     $  25         39       (669)
                                                         =====      =====      =====

(In Thousands)                                                             2002         2001
--------------                                                           -------      -------
Accumulated postretirement benefit obligation at beginning of period     $ 1,825        2,145
Interest cost                                                                125          157
Expected benefits paid, net of contributions                                (185)        (221)
Actuarial gains                                                             (250)        (256)
                                                                         -------      -------
Accumulated postretirement benefit obligation at end of period             1,515        1,825
                                                                         -------      -------

Funded status                                                             (1,515)      (1,825)
Unrecognized net gains                                                    (1,926)      (1,694)
                                                                         -------      -------
Accrued unfunded postretirement benefit obligation                       $(3,441)      (3,519)
                                                                         =======      =======

      The discount rate used for determining the accumulated postretirement benefit obligation was 6.88%, 7.25% and 7.75% in 2002, 2001 and 2000,
respectively. The accrued unfunded postretirement benefit obligation is reflected in other liabilities in our accompanying consolidated balance sheets.

      The health care cost trend rate for 2003 was assumed to be 20.0%, decreasing gradually to a rate in 2014 of approximately 5.0%. Increasing and decreasing the assumed health care cost trend rates by one percentage point in each future year would increase and (decrease) the accumulated postretirement benefit obligation as of December 31, 2002 by $12,000 and $(13,000), respectively, and the 2002 net periodic postretirement benefit expense by $1,000 and $(1,000), respectively.

NOTE 13 - COMMON STOCK, WARRANTS, PREFERRED STOCK PURCHASE RIGHTS AND INCENTIVE PLANS

COMMON STOCK. We are authorized to issue 80,000,000 shares of common stock, $0.01 par value per share.

WARRANTS. In connection with the issuance of the Senior Notes, the Lenders were issued warrants to purchase our common stock at an initial exercise price of $0.01 per share upon stockholder approval, which approval was obtained on March 15, 2002. The warrants expire on March 15, 2012. The terms of the warrants provide that if the conversion price of the Series D Redeemable Preferred Stock is adjusted, the number of shares of common stock subject to purchase pursuant to the warrants will be adjusted proportionately. The warrants also contain antidilution protection tied to the conversion price of the Series D Redeemable Preferred Stock. If the holders of the Series D Redeemable Preferred Stock elect to waive the adjustment to the Series D Redeemable Preferred Stock conversion price or if the adjustment is otherwise not given effect, the antidilution provisions in the warrants are deemed waived by the holders of the warrants.

      The holders of the warrants are also entitled to receive all dividends paid with respect to the common stock as if such holders had exercised the warrants for common stock prior to the dividend, unless such dividend would result in an adjustment to the number of shares of common stock for which the warrants are exercisable.

      On September 12, 2002, we issued 175,000 shares of common stock to four of the Lenders after receipt of each Lender's notice to exercise its warrant in full. On December 26, 2002, we issued 752,500 shares of common stock to two of the Lenders after receipt of each Lender's notice to exercise its warrant in full.

      As of March 17, 2003, the outstanding warrants were exercisable for 822,500 shares of common stock.

PREFERRED SHARE PURCHASE RIGHTS. We adopted a Preferred Share Rights Plan, or the Rights Plan, under which each share of common stock is accompanied by one preferred share purchase right, or a Right. Each Right entitles the holder to purchase 1/100th of a share of our Series A Junior Participating Preferred Stock, or the Series A Preferred Stock, (800,000 shares authorized) at a price, or the Purchase Price, of $52.50 per 1/100th of the Series A Preferred Stock (subject to adjustment).

      In general, the Rights will not become exercisable or transferable apart from the shares of common stock with which they were issued unless a person or group of affiliated or associated persons becomes the beneficial owner of, or commences a tender offer that would result in beneficial ownership of, 15% or more of the outstanding shares of common stock (any such person or group of persons being referred to as an "Acquiring Person"). Thereafter, under certain circumstances, each Right (other than any Rights that are or were beneficially owned by an Acquiring Person, which Rights will be void) could become exercisable to purchase at the Purchase Price a number of shares of common stock having a market value equal to two times the Purchase Price. The Rights will expire on December 7, 2003, unless we redeem them earlier at a redemption price of $0.01 per Right (subject to adjustment).

      In connection with the sale of the Series B Senior Convertible Participating Preferred Stock (par value $0.01 per share), or the Series B Redeemable Preferred Stock, to the Carlyle Investors, we amended the Rights Plan to provide that the Rights Plan would not be triggered by the Carlyle Investors' acquisition of (i) the Series B Redeemable Preferred Stock, (ii) the Series D Redeemable Preferred Stock, (iii) any dividends on the Series D Redeemable Preferred Stock paid in additional shares of Series D Redeemable Preferred Stock or (iv) any shares of common stock issued upon conversion of the shares of Series D Redeemable Preferred Stock or upon exercise of the warrant issued to the Carlyle Investors as a holder of a Senior Note. The amendment only exempts the Carlyle Investors from triggering the Rights Plan for so long as they are subject to a standstill agreement with us.

      In general, we also exempted from the provisions of the Rights Plan subsequent owners of the Series D Redeemable Preferred Stock and the common stock issued upon conversion of the Series D Redeemable Preferred Stock or upon exercise of the warrant issued to the Carlyle Investors, subject to certain restrictions. We also amended the Rights Plan to provide that in certain circumstances each outstanding share of Series D Redeemable Preferred Stock would be issued a number of Rights under the Rights Plan equal to the number of shares of common stock issuable upon conversion of such share of Series D Redeemable Preferred Stock.

      Our Board of Directors has implemented a Three-Year Independent Director Evaluation, or TIDE, policy with respect to the Rights Plan. The TIDE policy requires a committee comprised solely of our independent Directors to review the Rights Plan at least once every three years. In this review, the committee will determine whether the Rights Plan should be modified or the Rights redeemed in light of all relevant factors.

STOCK PLANS. Our stock incentive plans, or the Incentive Plans, provide for grants of qualified and nonqualified stock options to key employees at a price not less than the fair market value of shares underlying such options at the date of grant. Options are for terms not exceeding ten years. Options granted under the Incentive Plans vest over periods of up to four years. The Incentive Plans also provide for grants of restricted stock, stock appreciation rights and performance units.

      We also reserved 247,500 shares of common stock for issuance under our Directors Stock Plan, or the Directors Plan, of which 128,251 shares were issued at December 31, 2002. Of the total issued, 10,410 shares, 11,264 shares and 20,818 shares of common stock were issued during 2002, 2001 and 2000, respectively, with fair values at date of issuance of $14.41 per share, $10.65 per share and $5.03 per share, respectively. Under the terms of this plan, each nonemployee Director may make an election to receive shares of common stock in lieu of the annual cash retainer for services as a Director. Shares of common stock received in lieu of the annual cash retainer vest six months after such shares are granted. In addition, grants of options to purchase up to 3,000 shares of common stock may be made to each nonemployee Director under this plan each fiscal year. During 2002, 2001 and 2000, options to purchase 15,000 shares, 15,000 shares and 12,000 shares, respectively, of common stock, with a price on the date of grant of $14.41 per share, $10.65 per share and $5.03 per share, respectively, were granted under the Directors Plan.

      The following table summarizes the status of stock options granted under our Incentive Plans and Directors Plan:

                                                        2002                         2001                            2000
                                             ------------------------      ------------------------        ------------------------
                                                             Weighted                      Weighted                        Weighted
                                                              Average                      Average                          Average
                                                             Exercise                      Exercise                        Exercise
                                              Shares           Price        Shares          Price           Shares           Price
                                             ---------       --------      ---------       --------        ---------       --------
Outstanding at beginning of year             2,912,434        $  9.28      2,281,275       $  10.15        2,200,314       $  10.67
Granted:
   Exercise price equals market price          632,600        $  7.45        661,000       $   6.29          392,000       $   8.31
Exercised                                      (66,336)       $  8.02         (1,000)      $   7.81          (41,250)      $   8.00
Expired or cancelled                          (208,572)       $ 11.02        (28,841)      $   9.50         (269,789)      $  12.10
                                             ---------                     ---------                       ---------
Outstanding at end of year                   3,270,126        $  8.84      2,912,434       $   9.28        2,281,275       $  10.15
                                             =========                     =========                       =========

Exercisable at end of year                   2,118,071                     1,702,449                       1,237,603
                                             =========                     =========                       =========

Available for grant at end of year           1,500,839                       901,659                       1,096,500
                                             =========                     =========                       =========

      The following table summarizes information about stock options outstanding under our Incentive Plans and Directors Plan at December 31, 2002:

                            Options Outstanding                                             Options Exercisable
----------------------------------------------------------------------------         ---------------------------------
                                                   Weighted         Weighted
                                   Number          Average           Average            Number            Weighted
       Range of                 Outstanding       Remaining         Exercise         Exercisable           Average
  Exercise Prices               at 12/31/02      Life (Years)        Price           at 12/31/02        Exercise Price
-------------------             -----------      ------------      ---------         -----------        --------------
$   5.03 to $  6.65                 658,850          8.0           $   6.09              230,133         $   5.98
$   6.66 to $  8.31               1,206,057          7.5           $   7.30              640,057         $   7.45
$   8.32 to $  9.98                 456,534          6.0           $   9.19              324,196         $   9.30
$   9.99 to $ 11.64                 542,500          5.5           $  11.00              532,500         $  11.00
$  11.65 to $ 13.30                  10,000          5.9           $  11.75               10,000         $  11.75
$  13.31 to $ 14.78                 396,185          3.5           $  14.64              381,185         $  14.65
                                  ---------                                            ---------
                                  3,270,126                        $   8.84            2,118,071         $   9.78
                                  =========                                            =========

      During 2002, 2001 and 2000, options were granted at exercise prices equal to the market price of our common stock on the date of grant. The weighted average fair value of options granted was $3.97 per option in 2002, $3.28 per option in 2001 and $4.16 per option in 2000. In accordance with SFAS 123, the fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                            2002       2001     2000
                           ------     -----    -------
Risk-free interest rate      4.62%     5.06%     6.51%
Expected life (years)         5.9       6.1       6.0
Expected volatility         50.34%    47.02%    40.82%
Expected dividend yield        --        --        --

      During 2002, 2001 and 2000, 143,344 shares, 118,105 shares and 108,638 shares, respectively, of restricted stock with a stock price on the date of grant of $7.46 per share, $7.10 per share and $6.19 per share, respectively, were awarded under the Incentive Plans. The restricted stock vests three years from the date of grant. All restricted stock carries full dividend and voting rights. Unearned compensation is charged to shareholders' equity based on the market value of our common stock at the date of the award. Compensation expense of $0.6 million, $0.4 million and $0.4 million was recognized in 2002, 2001 and 2000, respectively, related to restricted stock awards.

NOTE 14 - PREFERRED STOCK

      Under the terms of our certificate of incorporation, our Board of Directors is authorized, subject to legal limitations but without stockholder approval, to issue shares of preferred stock in one or more series with terms fixed by our Board of Directors.

SERIES A PREFERRED STOCK. We are authorized to issue 800,000 shares of Series A Preferred Stock (par value $0.01 per share). At December 31, 2002, no shares of Series A Preferred Stock had been issued.

SERIES B SENIOR CONVERTIBLE PARTICIPATING REDEEMABLE PREFERRED STOCK. On December 21, 2001, we issued 45,000 shares of Series B Redeemable Preferred Stock to the Carlyle Investors in exchange for $45.0 million, and thereafter issued an additional 110 shares of Series B Redeemable Preferred Stock as a payable-in-kind dividend on the outstanding shares of Series B Redeemable Preferred Stock. The shares of Series B Redeemable Preferred Stock automatically converted into shares of Series D Redeemable Preferred Stock when our stockholders approved the terms and issuance of the Series D Redeemable Preferred Stock on March 15, 2002.

      Cumulative annual dividends were payable on the Series B Redeemable Preferred Stock at a rate of 9.0% in cash (if permitted) or in additional shares of Series B Redeemable Preferred Stock, subject to increase in certain circumstances. Each share of Series B Redeemable Preferred Stock was also convertible prior to March 31, 2002 into (i) shares of common stock at the conversion price (initially $12.17 per share) and (ii) one share of the Series C Senior Participating Preferred Stock (par value $0.01 per share), or the Series C Redeemable Preferred Stock.

      Holders of Series B Redeemable Preferred Stock were also entitled to (i) vote on an as-converted basis with the holders of common stock upon all matters voted upon by the holders of common stock and elect two representatives to serve on our Board of Directors commencing December 21, 2001 and (ii) receive all dividends paid with respect to our common stock on an as-converted basis.

      No shares of Series B Redeemable Preferred Stock remain outstanding as a result of the stockholder approval of the terms and issuance of the Series D Redeemable Preferred Stock. We have terminated the Certificate of Designations of the Series B Redeemable Preferred Stock, and all authorized and issued shares of Series B Redeemable Preferred Stock have reverted to undesignated shares of our preferred stock.

SERIES C SENIOR CONVERTIBLE PARTICIPATING REDEEMABLE PREFERRED STOCK. At December 21, 2001, we were authorized to issue 500,000 shares of Series C Redeemable Preferred Stock. At December 31, 2001, no shares of Series C Redeemable Preferred Stock had been issued. Because the Series C Redeemable Preferred Stock was only issuable pursuant to the terms of the Series B Redeemable Preferred Stock, we have terminated the Certificate of Designations of the Series C Redeemable Preferred Stock, and all authorized shares of Series C Redeemable Preferred Stock have reverted to undesignated shares of our preferred stock.

SERIES D SENIOR CONVERTIBLE PARTICIPATING REDEEMABLE PREFERRED STOCK. On March 15, 2002, each then-outstanding share of Series B Redeemable Preferred Stock automatically converted into one share of Series D Redeemable Preferred Stock, resulting in the issuance of 45,110 shares of Series D Redeemable Preferred Stock with a liquidation preference of $1,000 per share. From March 15, 2002 to December 31, 2002, we issued an additional 4,191 shares of Series D Redeemable Preferred Stock in payment of the quarterly payable-in-kind dividends on the Series D Redeemable Preferred Stock due March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002. We are authorized to issue up to 160,000 shares of Series D Redeemable Preferred Stock.

      Dividends are payable on the Series D Redeemable Preferred Stock on a cumulative basis at an annual rate of 9.0%. The dividend rate is subject to increase by 2.0% per annum upon the occurrence of certain events of default. Dividends paid on or prior to December 31, 2005 are payable in additional shares of Series D Redeemable Preferred Stock and thereafter in cash, if permitted under the Credit Facility. Holders of Series D Redeemable Preferred Stock are also entitled to receive all dividends paid with respect to our common stock on an as-converted basis, other than a dividend payable solely in shares of our common stock.

      At any time before June 21, 2008, shares of Series D Redeemable Preferred Stock may be converted by the holders thereof into shares of common stock at a conversion price of $5.80 per share (subject to antidilution adjustments, including if shares of common stock are issued at a price less than the then-effective conversion price). Unless otherwise extended, we are required to redeem all outstanding shares of Series D Redeemable Preferred Stock on June 21, 2008 at the liquidation preference of $1,000 per share. Holders of Series D Redeemable Preferred Stock are entitled to vote on an as-converted basis with the holders of common stock upon all matters voted upon by holders of common stock and, in certain circumstances, are also entitled to a class vote. Holders of Series D Redeemable Preferred Stock also have the right to elect two directors to our Board of Directors, and they may be entitled to elect additional directors upon the occurrence of certain specified events. The directors elected by the holders of the Series B Redeemable Preferred Stock continue to serve as directors appointed by the Series D Redeemable Preferred Stock. In the event of a change in our control, holders of Series D Redeemable Preferred Stock have the right to require us to purchase outstanding shares of Series D Redeemable Preferred Stock for cash. Holders of Series D Redeemable Preferred Stock are also entitled to certain registration rights with respect to shares of Series D Redeemable Preferred Stock or shares of common stock issued upon conversion thereof.

NOTE 15 - EARNINGS PER SHARE

      A reconciliation of the numerator and denominator of our basic and diluted EPS calculations for earnings from continuing operations follows:

Numerator (In Thousands)                                                          2002              2001              2000
------------------------                                                      ------------      ------------      ------------
Earnings from continuing operations                                           $     26,651             3,463            10,566
Preferred stock dividends                                                          (24,732)             (113)               --
                                                                              ------------      ------------      ------------
Earnings from continuing operations available for distribution                       1,919             3,350            10,566
Undistributed earnings allocated to participating preferred stockholders              (539)              (19)               --
                                                                              ------------      ------------      ------------
Earnings from continuing operations for purposes of computing basic net
  earnings per share                                                                 1,380             3,331            10,566
Preferred stock dividends                                                           24,732               113                --
Undistributed earnings allocated to participating preferred stockholders               539                19                --
                                                                              ------------      ------------      ------------
Earnings from continuing operations for purposes of computing diluted net
  earnings per share                                                          $     26,651             3,463            10,566
                                                                              ============      ============      ============

Denominator

Weighted average common shares outstanding for purposes of computing
  basic net earnings per share                                                  18,478,102        18,380,975        18,313,401
Effect of dilutive securities:
   Stock options                                                                   327,715           132,011             2,051
   Restricted stock rights                                                         215,328           103,281            21,709
   Warrants                                                                      1,328,747                --                --
   Convertible redeemable preferred stock                                        7,216,065           102,712                --
                                                                              ------------      ------------      ------------
Weighted average common shares outstanding for purposes of computing
  diluted net earnings per share                                                27,565,957        18,718,979        18,337,161
                                                                              ============      ============      ============

      Diluted EPS was not dilutive, or lower than basic, in 2002 and 2001. Therefore, diluted EPS for 2002 and 2001 is presented equal to basic EPS.

      Options to purchase 1,098,685 shares of common stock in 2002, 1,632,757 shares of common stock in 2001 and 2,270,228 shares of common stock in 2000 at exercise prices ranging from $9.44 to $14.78 in 2002, $8.13 to $14.78 in 2001 and $7.31 to $14.78 in 2000 were outstanding at December 31, 2002, 2001 and 2000, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock.

NOTE 16 - ENVIRONMENTAL MATTERS

OVERVIEW. Aviall Services' business includes parts repair operations that require the use, storage and disposal of certain chemicals in small quantities. These chemicals are regulated under various federal, state, local or foreign environmental protection laws, which require us to eliminate or mitigate the impact of these substances on the environment. In response to these requirements, we have upgraded facilities and implemented programs to detect and minimize contamination. Due to the small quantities of chemicals used and the current programs in place, we do not anticipate any material environmental liabilities or significant capital expenditures will be incurred in the future related to our ongoing operations to comply or remain in compliance with existing environmental regulations. Additionally, some of the products, such as chemicals, oxygen generators, oxygen bottles and life rafts, that Aviall Services sells to its customers contain hazardous materials that are subject to Federal Aviation Administration, or FAA, regulations and various federal, state, local or foreign environmental protections laws. If Aviall Services ships such products by air, it shares responsibility with the air carrier for compliance with these FAA regulations and is primarily responsible for the proper packaging and labeling of these items. If Aviall Services mislabels or otherwise improperly ships hazardous materials, it may be liable for damage to the aircraft and other property, as well as substantial monetary penalties. Any of these events could have a material adverse effect on our financial condition or results of operations. The FAA actively monitors the shipment of hazardous materials.

      Certain of our previously owned businesses used certain chemicals classified by various federal, state, local or foreign agencies as hazardous substances. We retain environmental liabilities related to these businesses for the period prior to their sale. We are involved in various stages of investigation, cleanup, maintenance and closure to comply with federal, state, local or foreign regulations at these locations. The primary locations are Dallas (Forest Park), Texas; Dallas (Love Field), Texas; Irving (Carter Field), Texas; McAllen, Texas; and Prestwick, Scotland.

PREVIOUSLY OWNED PROPERTIES. We have completed required remediation on soil and ground water issues and received state agency closure letters requiring no further action for the Carter Field, McAllen and Prestwick, Scotland locations. The former Forest Park facility received a closure letter with a five-year continuing care plan that only includes ground water sampling. In addition, we submitted a Conceptual Exposure Assessment Model as well as a Response Action Work Plan for the Love Field location to the state agency, both of which were approved, and we expect to receive a closure letter with continuing care from the state agency in the second quarter of 2003. Based on the current information available, we believe existing environmental financial reserves for these previously owned properties are sufficient. In addition, we are in litigation with a previous owner of three of these locations as to their potential shared liability associated with the cleanup of these sites. Due to the uncertainty of recoverability of this claim, we have not recorded a receivable. All other insurance claims for these properties have been settled.

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

      We have been named a potentially responsible party for certain hazardous waste cleanup at Miami International Airport. We have preliminarily investigated our responsibilities utilizing a local engineering firm in the Miami area. Based on the investigation to date, we believe our exposure for remediation costs, if any, will not be material. Local authorities are currently researching and negotiating with potentially responsible parties. All probable costs are estimated and accrued in environmental reserves.

ACCOUNTING AND REPORTING. At December 31, 2002 and 2001, accrued environmental liabilities related to previously owned businesses were $4.6 million and $12.4 million, respectively. No environmental expense related to our ongoing business was recorded in 2002, 2001 or 2000. However, a gain was recorded in December 2002 related to revised estimates for businesses previously owned. This included a $1.0 million pretax unusual gain recorded to continuing operations and a $3.4 million net of tax gain recorded to discontinued operations. The ultimate cost of our environmental liabilities has been estimated, including exit costs related to previously owned businesses. Based on information presently available and programs to detect and minimize contamination, we believe the ultimate disposition of pending environmental matters related to our previously owned businesses will not have a material adverse effect on our results of operations, cash flows or financial condition. However, certain environmental matters could be material to our cash flows during any one year.

      Our reserves for environmental liabilities are estimates. We do not expect the estimated environmental remediation expense to be recorded with respect to the ongoing business to be material in the foreseeable future based on the nature of the activities presently conducted.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

      We enter into capital and operating leases primarily for our parts distribution facilities, software and hardware under varying terms and conditions. Rent expense for operating leases included in earnings from continuing operations was $11.7 million, $10.4 million and $8.4 million in 2002, 2001 and 2000, respectively, and was offset by no sublease income in 2002 and 2001 and $0.2 million of sublease income in 2000.

      Future minimum lease payments under our scheduled capital and operating leases with initial or remaining noncancellable terms of one year or more at the end of 2002 are as follows (in thousands):

                                                 Capital          Operating
Year Ending December 31,                         Leases            Leases
------------------------                        ---------         ---------
2003                                            $   3,476            8,327
2004                                                3,174            6,251
2005                                                1,040            5,144
2006                                                  686            3,556
2007                                                   --            2,612
Thereafter                                             --            8,587
                                                ---------          -------
Total minimum lease payments                    $   8,376           34,477
                                                                   =======

Amount representing interest                       (1,315)
                                                ---------
Obligations under capital leases                    7,061
Obligations due within one year                    (2,714)
                                                ---------
Long-term obligations under capital leases      $   4,347
                                                =========

      We purchase a significant portion of our products from Rolls-Royce pursuant to two distribution contracts. In 2003, we have a purchase commitment of $367.4 million pursuant to the Rolls-Royce Model T56 agreement and a purchase commitment of $112.5 million pursuant to the Rolls-Royce Model 250 agreement.

      In addition to the environmental-related matters discussed in Note 16 - Environmental Matters, we are a party to various other claims, legal actions and complaints arising in the ordinary course of business. Based on information presently available, we believe the ultimate disposition of these other matters will not have a material adverse effect on our results of operations, cash flows or financial condition.

      Through our participation in the global aviation aftermarket, we can be affected by the general economic cycle, particularly as it influences flight activity in the government/military, general aviation/corporate and commercial airline markets. The services provided by ILS can be influenced by the rapidly evolving information and communications industry.

      We use the U.S. dollar as the functional currency for all foreign operations and, therefore, recognize all translation gains and losses in earnings. Changes in foreign currency exchange rates could affect our earnings. In addition, our earnings are affected by changes in short-term interest rates as a result of borrowings under our revolving credit facility, which bear interest based on floating rates.

NOTE 18 - SEGMENTS AND RELATED INFORMATION

      We have two reportable operating segments: new aviation parts distribution and online inventory information services. This results from differences in the nature of the products and services sold and the related distribution methods. We distribute, through Aviall Services, new aviation parts to the government/military, general aviation/corporate and commercial airline markets. We provide a link between parts manufacturers and buyers by purchasing parts for our own account and reselling such parts. In addition, we provide, through ILS, traditional dial-up and web-based inventory information services linking buyers and sellers in the aviation, marine and U.S. government procurement markets. Suppliers of parts, equipment and services list their inventory and capabilities on the ILS databases for access by buyers, and ILS charges a subscription fee to access or list data. Our reportable segments are managed separately due to current marketing strategies.

      The accounting policies of our reportable operating segments are the same as those described in Note 2 - Summary of Significant Accounting Policies. Segment profit reflects operating income excluding unusual items and corporate charges. Corporate includes treasury, general accounting, human resources, legal and office of the president. We do not allocate corporate expenses, corporate assets, unusual items and interest expense to our operating segments. Our deferred tax asset, due primarily to losses from the sales of businesses, is shown separately.

      The following tables present information by operating segment (in thousands):

Net Sales             2002         2001         2000
---------           --------     --------     --------
Aviall Services     $776,151      479,673      457,931
ILS                   27,142       26,487       27,989
                    --------     --------     --------
Total net sales     $803,293      506,160      485,920
                    ========     ========     ========

Profit                                                        2002          2001         2000
------                                                      --------      --------      --------
Aviall Services                                             $ 62,032        17,252        21,483
ILS                                                            9,535        10,310        12,636
                                                            --------      --------      --------
   Reportable segment profit                                  71,567        27,562        34,119
Unusual items                                                  1,024        (2,810)           --
Corporate                                                    (10,163)       (7,952)       (7,620)
Interest expense                                             (22,578)      (10,291)       (8,407)
                                                            --------      --------      --------
Earnings from continuing operations before income taxes     $ 39,850         6,509        18,092
                                                            ========      ========      ========

Depreciation and Amortization                            2002        2001        2000
-----------------------------                           -------     -------     -------
Aviall Services                                         $10,297       8,918       7,561
ILS                                                       2,548       1,672         822
                                                        -------     -------     -------
   Reportable segment depreciation and amortization      12,845      10,590       8,383
Corporate                                                    52          65         170
Debt issue cost included in interest expense              4,227         975         679
                                                        -------     -------     -------
Total depreciation and amortization                     $17,124      11,630       9,232
                                                        =======     =======     =======

Assets                             2002         2001         2000
------                           --------     --------     --------
Aviall Services                  $574,137      442,636      309,826
ILS                                17,929       19,297       11,624
                                 --------     --------     --------
   Reportable segment assets      592,066      461,933      321,450
Corporate                             119           85        1,702
Deferred tax asset                 60,279       71,211       72,299
                                 --------     --------     --------
Total assets                     $652,464      533,229      395,451
                                 ========     ========     ========

Long-Lived Asset Additions                            2002        2001        2000
--------------------------                           -------     -------     -------
Aviall Services                                      $14,952      36,879      11,662
ILS                                                    2,223       9,159       4,908
                                                     -------     -------     -------
   Reportable segment long-lived asset additions      17,175      46,038      16,570
Corporate                                                 90          29          36
                                                     -------     -------     -------
Total long-lived asset additions                     $17,265      46,067      16,606
                                                     =======     =======     =======

      The following table presents net sales by geographic area based on sales destination (in thousands):

Net Sales               2002         2001         2000
---------             --------     --------     --------
United States         $612,878      344,473      333,093
Foreign countries      190,415      161,687      152,827
                      --------     --------     --------
Total net sales       $803,293      506,160      485,920
                      ========     ========     ========

      The following table presents long-lived assets by physical location (in thousands):

Long-Lived Assets             2002         2001         2000
-----------------           --------     --------     --------
United States               $126,724      122,496       88,839
Foreign countries              2,290        2,310        2,456
                            --------     --------     --------
Total long-lived assets     $129,014      124,806       91,295
                            ========     ========     ========

      In 2002, we had one customer, Rolls-Royce, which accounted for approximately 30% of our total net sales. In 2001 and 2000, we did not derive 10% or more of our total net sales from any individual customer. The sales to Rolls-Royce primarily relate to their role as prime contractor for RR T56 parts to the U.S. military. Pursuant to our parts agreement with Rolls-Royce, we ship U.S. military orders directly to the U.S. military agencies on behalf of Rolls-Royce and then invoice Rolls-Royce on the parts shipped.

NOTE 19 - QUARTERLY RESULTS OF OPERATIONS

      The following is a summary of our unaudited quarterly results of operations for 2002 and 2001 (in thousands, except share data).

                                                       First            Second            Third             Fourth
2002 (Unaudited)                                      Quarter           Quarter          Quarter            Quarter
----------------                                   -------------     -------------     -------------     -------------
Net sales                                          $     167,603           193,109           221,951           220,630
Cost of sales                                            130,511           150,583           182,817           182,566
                                                   -------------     -------------     -------------     -------------
Gross profit                                              37,092            42,526            39,134            38,064
   Selling and administrative expenses                    24,082            24,444            23,102            23,784
   Unusual gain                                               --                --                --            (1,024)
                                                   -------------     -------------     -------------     -------------
Operating income                                          13,010            18,082            16,032            15,304
   Interest expense                                        5,590             5,653             5,600             5,735
                                                   -------------     -------------     -------------     -------------
Earnings from continuing operations before
   income taxes                                            7,420            12,429            10,432             9,569
Provision for income taxes                                 2,894             4,649             3,510             2,146
                                                   -------------     -------------     -------------     -------------
Earnings from continuing operations                        4,526             7,780             6,922             7,423
Earnings from discontinued operations                         --                --                --             3,026
                                                   -------------     -------------     -------------     -------------
Net earnings                                               4,526             7,780             6,922            10,449
Less deemed dividend from beneficial conversion
   feature                                               (20,533)               --                --                --
Less preferred stock dividends                            (1,015)           (1,038)           (1,061)           (1,085)
                                                   -------------     -------------     -------------     -------------
Net earnings (loss) applicable to common shares    $     (17,022)            6,742             5,861             9,364
                                                   -------------     -------------     -------------     -------------

Basic net earnings (loss) per share:
   Earnings (loss) from continuing operations      $       (0.93)             0.26              0.22              0.24
   Earnings from discontinued operations                      --                --                --              0.11
                                                   -------------     -------------     -------------     -------------
   Net earnings (loss)                             $       (0.93)             0.26              0.22              0.35
                                                   =============     =============     =============     =============

Weighted average common shares                        18,383,036        18,382,482        18,472,479        18,496,286
                                                   =============     =============     =============     =============

Diluted net earnings (loss) per share:
   Earnings (loss) from continuing operations       $      (0.93)             0.26              0.22              0.24
   Earnings from discontinued operations                      --                --                --              0.11
                                                   -------------     -------------     -------------     -------------
   Net earnings (loss)                             $       (0.93)             0.26              0.22              0.35
                                                   =============     =============     =============     =============

Weighted average common and potentially
   dilutive common shares                             23,458,085        28,657,865        29,154,004        28,815,747
                                                   =============     =============     =============     =============

Common stock price range per share                 $6.01 to 9.03     8.07 to 14.20     9.76 to 14.80     7.70 to 10.64
                                                   =============     =============     =============     =============

Common stock trading volume, number of shares          5,375,900         8,005,900        10,276,300         6,454,700
                                                   =============     =============     =============     =============

                                                         First          Second            Third           Fourth
2001 (Unaudited)                                        Quarter         Quarter          Quarter         Quarter
----------------                                    -------------   -------------    -------------    ------------
Net sales                                           $     130,022         134,266          127,816         114,056
Cost of sales                                             101,393         104,218           98,251          94,959
                                                    -------------   -------------    -------------    ------------
Gross profit                                               28,629          30,048           29,565          19,097
   Selling and administrative expenses                     21,830          21,357           22,029          22,513
   Unusual loss                                                --              --              926           1,884
                                                    -------------   -------------    -------------    ------------
Operating income (loss)                                     6,799           8,691            6,610          (5,300)
   Interest expense                                         2,296           2,565            2,647           2,783
                                                    -------------   -------------    -------------    ------------
Earnings (loss) from continuing operations before
   income taxes                                             4,503           6,126            3,963          (8,083)
Provision (benefit) for income taxes                        1,801           2,557            1,857          (3,169)
                                                    -------------   -------------    -------------    ------------
Earnings (loss) from continuing operations                  2,702           3,569            2,106          (4,914)
Earnings from discontinued operations                          --              --              244              78
                                                    -------------   -------------    -------------    ------------
Earnings (loss) before extraordinary item                      --              --               --          (4,836)
Extraordinary item                                             --              --               --           1,026
                                                    -------------   -------------    -------------    ------------
Net earnings (loss)                                         2,702           3,569            2,350          (5,862)
Less preferred stock dividends                                 --              --               --            (113)
                                                    -------------   -------------    -------------    ------------
Net earnings (loss) applicable to common shares     $       2,702           3,569            2,350          (5,975)
                                                    =============   =============    =============    ============

Basic net earnings (loss) per share:
   Earnings (loss) from continuing operations       $        0.15            0.19             0.11           (0.27)
   Earnings from discontinued operations                       --              --             0.01            0.01
   Extraordinary item                                          --              --               --           (0.06)
                                                    -------------     -----------      -----------     -----------
   Net earnings (loss)                              $        0.15            0.19             0.12           (0.32)
                                                    =============   =============    =============    ============

Weighted average common shares                         18,461,527      18,483,726       18,495,281      18,387,352
                                                    =============   =============    =============    ============

Diluted net earnings (loss) per share:
   Earnings (loss) from continuing operations       $        0.15            0.19             0.11           (0.27)
   Earnings from discontinued operations                       --              --             0.01            0.01
   Extraordinary item                                          --              --               --           (0.06)
                                                    -------------     -----------      -----------     -----------
   Net earnings (loss)                              $        0.15            0.19             0.12           (0.32)
                                                    =============   =============    =============    ============

Weighted average common and potentially
  dilutive common shares                               18,493,638      18,713,855       18,757,428      18,910,495
                                                    =============   =============    =============    ============

Common stock price range per share                  $4.88 to 8.08   6.60 to 11.25    6.05 to 11.05    4.52 to 8.05
                                                    =============   =============    =============    ============

Common stock trading volume, number of shares           4,507,300       7,550,800        4,873,200       8,017,600
                                                    =============   =============    =============    ============

                                                                     SCHEDULE II

                                  AVIALL, INC.
                               VALUATION ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                      Balance at       Charged                                          Balance
                                      Beginning       to Costs                                          at End
                                       of Year       and Expense      Other          Deductions         of Year
                                     -----------     -----------     ------         -----------       -----------
Year ended December 31, 2002:
   Accounts receivable allowance     $     3,565           1,224        127(a)           (2,502)(b)         2,414
   Inventory reserves                $     6,505           2,660     (1,917)(d)          (1,688)(c)         5,560
                                     ===========     ===========     ======         ===========       ===========

Year ended December 31, 2001:
   Accounts receivable allowance     $     2,716           2,025         61(a)           (1,237)(b)         3,565
   Inventory reserves                $     4,658           2,336      3,666(d)           (4,155)(c)         6,505
                                     ===========     ===========     ======         ===========       ===========

Year ended December 31, 2000:
   Accounts receivable allowance     $     4,155           1,048        195(a)          (2,682)(b)          2,716
   Inventory reserves                $     6,729           2,532      1,591(d)          (6,194)(c)          4,658
                                     ===========     ===========     ======         ===========       ===========

(a)   Collection of accounts receivable previously written-off

(b)   Write-off of doubtful accounts

(c)   Write-off of shrinkage and  excess and obsolete inventories

(d) Reclass of reserves for inventory acquired under distribution agreements to gross inventory

                                INDEX TO EXHIBITS

   EXHIBIT
     NO.                                   DESCRIPTION
   -------          ------------------------------------------------------------
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

     4.1            Amended and Restated Certificate of Designations of Series D
                    Senior Convertible Participating Preferred Stock, par value
                    $0.01 per share, of Aviall, Inc., filed as of February 7, 2002 (Exhibit 4.1 to Aviall, Inc.'s Annual Report on Form
                    10-K for the fiscal year ended December 31, 2001 (the "2001
                    Form 10-K") and incorporated herein by reference)

     4.2 Form of Common Stock Certificate of Aviall, Inc. (Exhibit 4 to Aviall, Inc.'s Registration Statement on Form 10, as amended (Commission File No. 1-12380) and incorporated herein by reference)

     4.3            Form of Series D Senior Convertible Participating Preferred
                    Stock Certificate of Aviall, Inc. (Exhibit 4.3 to Aviall,
                    Inc.'s 2001 Form 10-K and incorporated herein by reference)

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

     4.6            Amendment No. 2 to Rights Agreement, dated as of December
                    17, 2001, by and between Aviall, Inc. and EquiServe Trust
                    Company, N.A., a national banking association (as successor to The First National Bank of Boston) (Exhibit 4.6 to
                    Aviall, Inc.'s 2001 Form 10-K and incorporated herein by reference)

     4.7            Amendment No. 3 to Rights Agreement, dated as of December
                    21, 2001, by and between Aviall, Inc. and EquiServe Trust
                    Company, N.A., a national banking association (as successor to The First National Bank of Boston) (Exhibit 4.7 to
                    Aviall, Inc.'s 2001 Form 10-K and incorporated herein by reference)

     4.8            Securities Purchase Agreement, dated as of December 17,
                    2001, by and between Aviall, Inc., Aviall Services, Inc., J.
                    H. Whitney Mezzanine Fund, L.P., Whitney Private Debt Fund,
                    L.P., Whitney Limited Partner Holdings, LLC, Blackstone
                    Mezzanine Partners L.P., Blackstone Mezzanine Holdings L.P.,
                    Carlyle High Yield Partners, L.P., Oak Hill Securities Fund,
                    L.P., Oak Hill Securities Fund II, L.P., Lerner Enterprises,
                    L.P. and P & PK Limited Partnership (Exhibit 4.8 to Aviall,
                    Inc.'s 2001 Form 10-K and incorporated herein by reference)

     4.9 Form of Senior Promissory Note due December 21, 2007, entered into as of December 21, 2001, between Aviall
                    Services, Inc. and each of J. H. Whitney Mezzanine Fund,
                    L.P., Whitney Private Debt Fund, L.P., Whitney Limited
                    Partner Holdings, LLC, Blackstone Mezzanine Partners L.P.,
                    Blackstone Mezzanine Holdings L.P., Carlyle High Yield
                    Partners, L.P., Oak Hill Securities Fund, L.P., Oak Hill
                    Securities Fund II, L.P., Lerner Enterprises, L.P. and P &
                    PK Limited Partnership (Exhibit 4.9 to Aviall, Inc.'s 2001
                    Form 10-K and incorporated herein by reference)

     4.10 Form of Warrant to purchase common stock of Aviall, Inc., entered into as of March 15, 2002, between Aviall, Inc. and each of J. H. Whitney Mezzanine Fund, L.P., Whitney Private
                    Debt Fund, L.P., Whitney Limited Partner Holdings, LLC,
                    Blackstone Mezzanine Partners L.P., Blackstone Mezzanine
                    Holdings L.P., Carlyle High Yield Partners, L.P., Oak Hill
                    Securities Fund, L.P., Oak Hill Securities Fund II, L.P.,
                    Lerner Enterprises, L.P. and P & PK Family Limited
                    Partnership (Exhibit 4.10 to Aviall, Inc.'s 2001 Form 10-K and incorporated herein by reference)

     4.11 Amended and Restated Registration Rights Agreement, dated as of March 15, 2002, by and between Aviall, Inc., J. H.
                    Whitney Mezzanine Fund, L.P., Whitney Private Debt Fund,
                    L.P., Whitney Limited Partner Holdings, LLC, Blackstone
                    Mezzanine Partners L.P., Blackstone Mezzanine Holdings L.P.,
                    Carlyle High Yield Partners, L.P., Oak Hill Securities Fund,
                    L.P., Oak Hill Securities Fund II, L.P., Lerner Enterprises,
                    L.P. and P & PK Family Limited Partnership (Exhibit 4.11 to
                    Aviall, Inc.'s 2001 Form 10-K and incorporated herein by reference)

     4.12           Registration Rights Agreement, dated as of December 21,
                    2001, by and between Aviall, Inc., Carlyle Partners III,
                    L.P. and CP III Coinvestment, L.P. (Exhibit 4.12 to Aviall,
                    Inc.'s 2001 Form 10-K and incorporated herein by reference)

     4.13* Amendment No. 1 to Form of Warrant to purchase common stock of Aviall, Inc., dated as of December 30, 2002, between Aviall, Inc. and each of J. H. Whitney Mezzanine Fund, L.P.,
                    Whitney Private Debt Fund, L.P., Whitney Limited Partner
                    Holdings, LLC, Blackstone Mezzanine Partners L.P.,
                    Blackstone Mezzanine Holdings L.P. and Carlyle High Yield
                    Partners, L.P.

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

     10.5+ Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 28, 2000 (Exhibit 10.5 to Aviall, Inc.'s
                    2001 Form 10-K and incorporated herein by reference)

     10.6+ Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 7, 2001 (Exhibit 10.6 to Aviall, Inc.'s
                    2001 Form 10-K and incorporated herein by reference)

     10.7+          Amendment Number One to the Aviall, Inc. 1998 Stock
                    Incentive Plan, dated as of December 21, 2001 (Exhibit 10.7 to Aviall, Inc.'s 2001 Form 10-K and incorporated herein by reference)

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

     10.13+         Second Addendum to the Amended and Restated Severance
                    Agreement, by and between Aviall, Inc. and Bruce Langsen, dated as of December 21, 2001 (Exhibit 10.13 to Aviall,
                    Inc.'s 2001 Form 10-K and incorporated herein by reference)

     10.14+         Aviall, Inc. Amended and Restated Severance Pay Plan
                    (Exhibit 10.7 to Aviall, Inc.'s March 31, 1999 Form 10-Q and incorporated herein by reference)

     10.15+         Amendment Number One to the Aviall, Inc. Amended and
                    Restated Severance Pay Plan, dated as of December 21, 2001
                    (Exhibit 10.15 to Aviall, Inc.'s 2001 Form 10-K and incorporated herein by reference)

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

     10.22+         Addendum to Employment Agreement, dated as of December 21,
                    2001, by and between Aviall, Inc. and Paul E. Fulchino
                    (Exhibit 10.22 to Aviall, Inc.'s 2001 Form 10-K and incorporated herein by reference)

     10.23+         Non-Qualified Stock Option Agreement, dated December 21,
                    1999, by and between Aviall, Inc. and Paul E. Fulchino
                    (Exhibit 10.17 to Aviall, Inc.'s 1999 Form 10-K and incorporated herein by reference)

     10.24+ Addendum to the Non-Qualified Stock Option Agreement, dated as of December 21, 2001, by and between Aviall, Inc. and Paul E. Fulchino (Exhibit 10.24 to Aviall, Inc.'s 2001 Form
                    10-K and incorporated herein by reference)

     10.25 Distribution Services Agreement, dated November 3, 1999, by and between Allison Engine Company, Inc. d/b/a Rolls-Royce
                    Allison and Aviall Services, Inc. (Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.) (Exhibit 10.19 to Aviall, Inc.'s 1999 Form 10-K and incorporated herein by reference)

     10.26          Distribution Services Agreement, dated as of December 17,
                    2001, by and between Aviall Services, Inc. and Rolls-Royce
                    Corporation (Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule
                    24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission)
                    (Exhibit 10.26 to Aviall, Inc.'s 2001 Form 10-K and incorporated herein by reference)

     10.27          Securities Purchase Agreement, dated as of December 17,
                    2001, by and among Aviall, Inc., Carlyle Partners III, L.P.
                    and CP III Coinvestment, L.P. (Exhibit 10.27 to Aviall,
                    Inc.'s 2001 Form 10-K and incorporated herein by reference)

     10.28          Amended and Restated Credit Agreement, dated as of January
                    11, 2002, by and among Aviall, Inc., Aviall Services, Inc.,
                    Citicorp USA, Inc. and the lenders and issuers party thereto
                    (Exhibit 10.28 to Aviall, Inc.'s 2001 Form 10-K and incorporated herein by reference)

     10.29          Guaranty, dated as of December 21, 2001, by Aviall, Inc.,
                    Inventory Locator Service, LLC and Aviall Product Repair
                    Services, Inc. in favor of Citicorp USA, Inc. and the lenders and issuers party thereto (Exhibit 10.29 to Aviall, Inc.'s 2001 Form 10-K and incorporated herein by reference)

     10.30          Pledge and Security Agreement, dated as of December 21,
                    2001, by Aviall, Inc., Aviall Services, Inc., Inventory
                    Locator Service, LLC and Aviall Product Repair Services,
                    Inc. in favor of Citicorp USA, Inc. (Exhibit 10.30 to
                    Aviall, Inc.'s 2001 Form 10-K and incorporated herein by reference)

     10.31 Lease Agreement, dated as of April 3, 2001, by and between Crow Family Holdings Industrial Texas Limited Partnership and Aviall Services, Inc. (Exhibit 10.31 to Aviall, Inc.'s
                    2001 Form 10-K and incorporated herein by reference)

     10.32 Standstill Agreement, dated as of December 21, 2001, by and among Aviall, Inc., Carlyle Partners III, L.P. and CP III
                    Coinvestment, L.P. (Exhibit 10.32 to Aviall, Inc.'s 2001
                    Form 10-K and incorporated herein by reference)

     10.33          Amendment No. 1 to the Amended and Restated Credit
                    Agreement, dated as of September 2002, by and among Aviall, Inc., Aviall Services, Inc., Citicorp USA, Inc. and the lenders and issuers party thereto (Exhibit 10.1 to Aviall, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference)

     10.34* Guaranty, dated as of December 21, 2001, by Aviall, Inc. in favor of J. H. Whitney Mezzanine Fund, L.P., Whitney Private
                    Debt Fund, L.P., Whitney Limited Partner Holdings, LLC,
                    Blackstone Mezzanine Partners L.P., Blackstone Mezzanine
                    Holdings L.P., Carlyle High Yield Partners, L.P., Oak Hill
                    Securities Fund, L.P., Oak Hill Securities Fund II, L.P.,
                    Lerner Enterprises, L.P. and P & PK Family Limited
                    Partnership

     10.35*         Guaranty, dated as of December 21, 2001, by Aviall Product
                    Repair Services, Inc. and Inventory Locator Service, LLC in favor of J. H. Whitney Mezzanine Fund, L.P., Whitney Private
                    Debt Fund, L.P., Whitney Limited Partner Holdings, LLC,
                    Blackstone Mezzanine Partners L.P., Blackstone Mezzanine
                    Holdings L.P., Carlyle High Yield Partners, L.P., Oak Hill
                    Securities Fund, L.P., Oak Hill Securities Fund II, L.P.,
                    Lerner Enterprises, L.P. and P & PK Family Limited
                    Partnership

     10.36* Amendment No. 1 to the Securities Purchase Agreement, dated as of December 30, 2002, by and among Aviall, Inc., Aviall
                    Services, Inc., J. H. Whitney Mezzanine Fund, L.P., Whitney
                    Private Debt Fund, L.P., Whitney Limited Partner Holdings,
                    LLC, Blackstone Mezzanine Partners L.P., Blackstone
                    Mezzanine Holdings L.P., Carlyle High Yield Partners, L.P.,
                    Oak Hill Securities Fund, L.P., Oak Hill Securities Fund II,
                    L.P., Lerner Enterprises, L.P. and P & PK Family Limited
                    Partnership

     21.1*          Subsidiaries of Aviall, Inc.

     23.1*          Consent of PricewaterhouseCoopers LLP

     24.1*          Power of Attorney of the Directors of Aviall, Inc.

     99.1*          Certification of Chief Executive Officer pursuant to 18
                    U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2*          Certification of Chief Financial Officer pursuant to 18
                    U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------------
* Each document marked with an asterisk is filed herewith.

+ Each document marked with a dagger constitutes a management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K

              A Form 8-K was filed on November 14, 2002, under Item 9, attaching copies of the certifications submitted to the Securities and Exchange Commission by Paul E. Fulchino, our Chairman, President and Chief Executive Officer, and Colin M. Cohen, our Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.