Form 10-Q
period 2003-03-31
AVIALL INC
filed 2003-05-15
CIK 701650

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

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM         TO
                                      -------    -------

       COMMISSION FILE NUMBER 1-12380

                                  AVIALL, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                  65-0433083
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                   Identification No.)

              2750 REGENT BOULEVARD
               DFW AIRPORT, TEXAS                             75261-9048
    (Address of principal executive offices)                  (Zip Code)

                                 (972) 586-1000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The number of shares of common stock, par value $0.01 per share, outstanding at May 2, 2003 was 19,747,837.

================================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS

                                  AVIALL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                           ----------------------------------
                                                                                2003               2002
                                                                           --------------      --------------
Net sales                                                                  $      251,490             167,603
Cost of sales                                                                     209,150             130,511
                                                                           --------------      --------------
Gross profit                                                                       42,340              37,092
   Selling and administrative expenses                                             25,243              24,082
                                                                           --------------      --------------
Operating income                                                                   17,097              13,010
   Interest expense                                                                 5,863               5,590
                                                                           --------------      --------------
Earnings before income taxes                                                       11,234               7,420
Provision for income taxes                                                          4,064               2,894
                                                                           --------------      --------------
Net earnings                                                                        7,170               4,526
Less deemed dividend from beneficial conversion feature                                --             (20,533)
Less preferred stock dividends                                                     (1,109)             (1,015)
                                                                           --------------      --------------
Net earnings (loss) applicable to common shares                            $        6,061             (17,022)
                                                                           ==============      ==============
Basic net earnings (loss) per share                                        $         0.22               (0.93)
Weighted average common shares                                                 19,385,713          18,383,036
                                                                           ==============      ==============
Diluted net earnings (loss) per share                                      $         0.22               (0.93)
Weighted average common and potentially dilutive common shares                 29,113,963          23,458,085
                                                                           ==============      ==============

See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                     MARCH 31,       DECEMBER 31,
                                                                                                       2003              2002
                                                                                                   ------------      ------------
                                                                                                    (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                                       $      4,302             4,997
   Receivables                                                                                          101,677            95,222
   Inventories                                                                                          327,069           348,027
   Prepaid expenses and other current assets                                                              3,222             2,166
   Deferred income taxes                                                                                 23,266            23,266
                                                                                                   ------------      ------------
Total current assets                                                                                    459,536           473,678
                                                                                                   ------------      ------------

Property and equipment                                                                                   32,088            32,604
Goodwill                                                                                                 46,843            46,843
Intangible assets                                                                                        47,928            49,567
Deferred income taxes                                                                                    32,766            37,013
Other assets                                                                                             12,077            12,759
                                                                                                   ------------      ------------
Total assets                                                                                       $    631,238           652,464
                                                                                                   ============      ============


LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                               $      3,413             3,207
   Revolving line of credit                                                                             138,608           140,301
   Accounts payable                                                                                      93,669           114,263
   Accrued expenses                                                                                      31,839            37,736
                                                                                                   ------------      ------------
Total current liabilities                                                                               267,529           295,507
                                                                                                   ------------      ------------

Long-term debt, net of unamortized discount of $9,181 and $9,652 at
   March 31, 2003 and December 31, 2002, respectively                                                    77,833            77,899
Other liabilities                                                                                         5,577             6,086
Commitments and contingencies                                                                                --                --
Convertible redeemable preferred stock (160,000 shares authorized;
   50,409 shares and 49,301 shares issued and outstanding at March 31, 2003
   and December 31, 2002, respectively)                                                                  45,478            44,370
Shareholders' equity:
   Common stock ($0.01 par value, 80,000,000 shares authorized; 21,755,724 shares and 21,612,380 shares issued at March 31,
     2003 and December 31, 2002, respectively)                                                              217               216
   Additional paid-in-capital                                                                           361,376           361,377
   Accumulated deficit                                                                                  (93,665)          (99,726)
   Treasury stock, at cost (2,007,887 shares at March 31, 2003 and
     December 31, 2002)                                                                                 (27,789)          (27,789)
   Unearned compensation - restricted stock                                                              (1,211)           (1,369)
   Accumulated other comprehensive loss                                                                  (4,107)           (4,107)
                                                                                                   ------------      ------------
Total shareholders' equity                                                                              234,821           228,602
                                                                                                   ------------      ------------
Total liabilities, convertible redeemable preferred stock and shareholders' equity                 $    631,238           652,464
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

                                  AVIALL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                 --------------------------------
                                                                      2003               2002
                                                                 -------------      -------------

OPERATING ACTIVITIES:
   Net earnings                                                  $       7,170              4,526
   Depreciation and amortization                                         4,624              4,101
   Deferred income taxes                                                 4,261              2,656
   Paid-in-kind interest                                                   202                136
   Compensation expense on restricted stock awards                         158                 95
   Changes in:
     Receivables                                                        (6,455)           (36,586)
     Inventories                                                        20,958             (9,201)
     Accounts payable                                                    6,927             31,038
     Accrued expenses                                                   (5,897)               (19)
     Other, net                                                         (1,530)              (803)
                                                                 -------------      -------------
   Net cash provided by (used for) operating activities                 30,418             (4,057)
                                                                 -------------      -------------
INVESTING ACTIVITIES:
   Capital expenditures                                                 (1,365)              (992)
   Purchase of distribution rights                                          --             (1,732)
   Sales of property, plant and equipment                                   --                120
                                                                 -------------      -------------
   Net cash used for investing activities                               (1,365)            (2,604)
                                                                 -------------      -------------
FINANCING ACTIVITIES:
   Cash overdrafts                                                     (27,521)               106
   Net change in revolving credit facility                              (1,578)             9,435
   Debt repaid                                                            (648)              (600)
   Purchase of treasury stock                                               --                (40)
   Cash dividends paid on redeemable preferred stock                        (1)                (2)
                                                                 -------------      -------------
   Net cash (used for) provided by financing activities                (29,748)             8,899
                                                                 -------------      -------------
Change in cash and cash equivalents                                       (695)             2,238
Cash and cash equivalents, beginning of period                           4,997              2,526
                                                                 -------------      -------------
Cash and cash equivalents, end of period                         $       4,302              4,764
                                                                 =============      =============

CASH PAID FOR INTEREST AND INCOME TAXES:
   Interest                                                      $       4,831              1,753
   Income taxes                                                  $         250                384

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Dividends on redeemable preferred stock                       $       1,108             21,546
   Issuance of warrants                                          $          --             11,060

See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Aviall, Inc. for the year ended December 31, 2002.

NOTE 2 - STOCK-BASED COMPENSATION

         We account for our stock-based compensation plans in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, or APB 25, "Accounting for Stock Issued to Employees," and related interpretations. All options granted under our plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, no compensation cost related to these plans is included in net earnings. We also make the appropriate disclosures as required by Statement of Financial Accounting Standards No. 123, or SFAS 123, "Accounting for Stock-Based Compensation," and Statement of Financial Accounting Standards No. 148, or SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FAS 123." Awards of restricted stock are valued at the market price of our common stock on the date of grant and recorded as unearned compensation within shareholders' equity. The unearned compensation is amortized to compensation expense over the vesting period of the restricted stock.

         The following table illustrates the effect on net earnings and earnings per share, or EPS, if we had applied the fair-value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except share data):

                                                                                                THREE  MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                            ------------------------------
                                                                                                2003              2002
                                                                                            ------------      ------------
Net earnings, as reported                                                                   $      7,170             4,526
Deduct:  Total stock-based employee compensation expense determined under
   fair-value-based method for all awards, net of related tax effects                               (310)             (310)
                                                                                            ------------      ------------
Pro forma net earnings                                                                      $      6,860             4,216
                                                                                            ============      ============
Earnings per share:
   Basic - as reported                                                                      $       0.22             (0.93)
   Basic - pro forma                                                                        $       0.21             (0.94)

   Diluted - as reported                                                                    $       0.22             (0.93)
   Diluted - pro forma                                                                      $       0.21             (0.94)

NOTE 3 - SEGMENT INFORMATION

         The following tables present information by operating segment (in thousands):

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                    ----------------------------
NET SALES                                                                               2003            2002
---------                                                                           ------------    ------------

Aviall Services                                                                     $    244,477         161,026
ILS                                                                                        7,013           6,577
                                                                                    ------------    ------------
Total net sales                                                                     $    251,490         167,603
                                                                                    ============    ============

PROFIT
------

Aviall Services                                                                     $     17,108          13,807
ILS                                                                                        2,368           2,208
                                                                                    ------------    ------------
   Reportable segment profit                                                              19,476          16,015
Corporate                                                                                 (2,379)         (3,005)
Interest expense                                                                          (5,863)         (5,590)
                                                                                    ------------    ------------
Earnings before income taxes                                                        $     11,234           7,420
                                                                                    ============    ============

NOTE 4 - EARNINGS PER SHARE

         A reconciliation of the numerator and denominator of the basic and diluted net EPS calculations for net earnings follows:

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                    ----------------------------
NUMERATOR (IN THOUSANDS)                                                                2003            2002
                                                                                    ------------    ------------
Net earnings                                                                        $      7,170           4,526
Preferred stock dividends                                                                 (1,109)        (21,548)
                                                                                    ------------    ------------

Net earnings (loss) available for distribution                                             6,061         (17,022)
Undistributed earnings allocated to participating preferred stockholders                  (1,847)             --
                                                                                    ------------    ------------
Net earnings (loss) for purposes of computing basic net earnings (loss) per share          4,214         (17,022)
Preferred stock dividends                                                                  1,109          21,548
Undistributed earnings allocated to participating preferred stockholders                   1,847              --
                                                                                    ------------    ------------
Net earnings for purposes of computing diluted net EPS                              $      7,170           4,526
                                                                                    ============    ============

DENOMINATOR
Weighted average common shares outstanding for purposes of computing
   basic net earnings (loss) per share                                                19,385,713      18,383,036
Effect of dilutive securities:
   Stock options                                                                          90,752          86,882
   Restricted stock rights                                                               315,935         189,999
   Warrants                                                                              821,391         330,109
   Convertible redeemable preferred stock                                              8,500,172       4,468,059
                                                                                    ------------    ------------
Weighted average common shares outstanding for purposes of computing
   diluted net EPS                                                                    29,113,963      23,458,085
                                                                                    ============    ============

         For the three months ended March 31, 2003, basic EPS is computed by allocating net earnings available for distribution to the common and participating preferred shareholders using the "two-class" method prescribed by Statement of Financial Accounting Standards No. 128, or SFAS 128, "Earnings per Share." Net earnings are reduced by dividends to preferred and common stockholders to arrive at net earnings available for distribution. Net earnings available for distribution are then allocated between the common and participating preferred stockholders based on the weighted average common and preferred shares outstanding, on an as-converted basis. Diluted EPS is computed using the if-converted method by dividing net earnings by the weighted average number of common and dilutive potential common shares outstanding during the period.

         For the three months ended March 31, 2002, basic EPS is computed by dividing net loss available for distribution by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net earnings by the weighted average number of common and dilutive potential common shares outstanding during the period.

         Diluted EPS was not dilutive, or lower than basic, for the three month periods ended March 31, 2003 and 2002. Therefore, diluted EPS for the three month periods ended March 31, 2003 and 2002 is presented equal to basic EPS.

NOTE 5 - CONVERTIBLE PARTICIPATING REDEEMABLE PREFERRED STOCK

         On March 15, 2002, our Series B Senior Convertible Participating Preferred Stock, or Series B Redeemable Preferred Stock, was automatically converted into 45,110 shares of Series D Senior Convertible Participating Preferred Stock, or Series D Redeemable Preferred Stock, which as of March 15, 2002 was convertible into 7,777,584 shares of common stock. Upon conversion of the Series B Redeemable Preferred Stock, we recorded a $20.5 million deemed dividend reflecting the difference between the $8.44 closing market price of our common stock on the New York Stock Exchange on March 15, 2002 and the $5.80 conversion price of the Series D Redeemable Preferred Stock negotiated in December 2001, multiplied by the total number of shares of common stock into which the Series D Redeemable Preferred Stock could have been converted on March 15, 2002.

         Dividends on the Series D Redeemable Preferred Stock are payable quarterly in additional shares of Series D Redeemable Preferred Stock on a cumulative basis at an annual rate of 9.0%. On March 31, 2003, we issued an additional 1,108 shares of Series D Redeemable Preferred Stock and recorded $1.1 million in payment of the quarterly dividend due March 31, 2003. As of March 31, 2003, there were 50,409 shares of Series D Redeemable Preferred Stock outstanding, which were convertible into 8,691,204 shares of common stock.

         Unless previously converted into common stock, we must redeem all outstanding shares of Series D Redeemable Preferred Stock on June 21, 2008 for $1,000 per share, plus accrued and unpaid dividends, if any.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion and analysis should be read in conjunction with the information set forth under "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 23 through 39 of our Annual Report on Form 10-K for the year ended December 31, 2002.

         The following discussion and analysis present gross profit and selling and administrative expenses as a percentage of our first quarter 2002 net sales including approximately $40 million of Rolls-Royce T56, or RR T56, engine parts sales made directly by Rolls-Royce to the U.S. military during the RR T56 transition program, which ended in June 2002. These percentage of sales ratios are "non-GAAP financial measures" as defined in Item 10 of Regulation S-K of the Securities Exchange Act of 1934, as amended. We received our full contractual margin from Rolls-Royce on these sales and assumed responsibility for direct shipments to the U.S. military on Rolls-Royce's behalf at the end of the second quarter of 2002. In addition, our first quarter 2002 gross profit and selling and administrative expenses reflect the margins and additional expenses associated with our RR T56 contract. Because our 2002 gross profit and selling and administrative expenses include the impact of the RR T56 contract, we believe the presentation of gross profit and selling and administrative expenses as a percentage of 2002 net sales including the approximately $40 million of RR T56 sales made by Rolls-Royce provides a more appropriate reference point for comparing the first quarter of 2002 to the first quarter of 2003 than calculating these ratios strictly on a GAAP basis.

CRITICAL ACCOUNTING POLICIES

         For a discussion of our critical accounting policies refer to "Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" included in our Annual Report on Form 10-K for the year ended December 31, 2002. There have been no material changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

         NET SALES. Net sales for Aviall Services were $244.5 million, an increase of $83.5 million or 51.8%, from the $161.0 million recorded in the first quarter of 2002. The increase was primarily due to higher sales under the RR T56 contract that began in 2002, sales for the Honeywell agreements implemented during 2001 and 2002, and better-than-expected general aviation/corporate sales. The first quarter 2002 net sales amount does not include approximately $40 million of RR T56 sales, valued at our contractual prices, made directly by Rolls-Royce to the U.S. military during the RR T56 transition program, which ended in June 2002. We received full margin for these sales and assumed responsibility for direct shipments to the U.S. military on Rolls-Royce's behalf at the end of the second quarter of 2002. Excluding net sales from the RR T56 product line, higher net sales year-over-year were reported by all three of Aviall Services' major sectors: general aviation/corporate; commercial airline; and government/military. In addition, all geographic regions posted higher year-over-year sales, except for the Latin America geographic region. Sales of products supplied by Rolls-Royce and Honeywell were $165.1 million and $83.7 million in the first quarter of 2003 and 2002, respectively.

         Net sales for Inventory Locator Service, or ILS, were $7.0 million or a 6.6% increase from the $6.6 million recorded in the first quarter of 2002. This increase is the fifth consecutive quarter-over-quarter increase for ILS.

         GROSS PROFIT. Gross profit of $42.3 million increased $5.2 million or 14.1% in the first quarter of 2003 compared to $37.1 million in the first quarter of 2002. Gross profit as a percentage of net sales was 16.8% in the first quarter of 2003 as compared to 22.1% in the first quarter of 2002. If the full sales impact of the approximately $40 million of RR T56 sales made directly by Rolls-Royce to the U.S. military were reflected in Aviall Services' net sales for the first quarter of 2002, gross profit as a percentage of net sales would have been 17.9%.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $1.2 million to $25.2 million in the first quarter of 2003 but decreased as a percentage of net sales to 10.0% from 14.4% reported in the first quarter of 2002. If the approximately $40 million of RR T56 sales made directly by Rolls-Royce to the U.S. military were reflected in Aviall Services' net sales in the first quarter of 2002, selling and administrative expenses as a percentage of net sales would have been 11.6%. Included in the first quarter of 2003 amount is a $1.2 million provision for doubtful accounts in the commercial airline sector.

         INTEREST EXPENSE. Interest expense increased $0.3 million to $5.9 million in the first quarter of 2003 from $5.6 million in the first quarter of 2002. Noncash interest expense included in the $5.9 million amounted to $1.3 million. This increase was primarily due to higher borrowings in 2003.

         INCOME TAX EXPENSE. Income tax expense for the first quarter of 2003 was $4.1 million, and our effective tax rate was 36.2%. Our first quarter 2002 income tax expense was $2.9 million, and our effective tax rate was 39.0%. The reduction in the effective tax rate year-over-year resulted primarily from the impact of increased earnings in foreign taxing jurisdictions in 2003 as compared to 2002.

         NET EARNINGS. Net earnings for the first quarter of 2003 were $7.2 million, an increase of 58.4% compared to the $4.5 million reported in the first quarter of 2002.

         DEEMED DIVIDEND. The deemed dividend of $20.5 million in March 2002 resulted from the conversion of all of our outstanding Series B Redeemable Preferred Stock into 45,110 shares of Series D Redeemable Preferred Stock on March 15, 2002. The deemed dividend reflects the difference between the $8.44 closing market price of our common stock on the New York Stock Exchange on March 15, 2002 and the $5.80 conversion price of the Series D Redeemable Preferred Stock negotiated in December 2001, multiplied by the total number of shares of common stock into which the Series D Redeemable Preferred Stock could have been converted on March 15, 2002.

         PREFERRED STOCK DIVIDEND. The noncash preferred stock dividend of $1.1 million in March 2003 and $1.0 million in March 2002 resulted from the issuance of 1,108 shares of Series D Redeemable Preferred Stock and 1,013 shares of Series D Redeemable Preferred Stock, respectively, as payment of the quarterly payable-in-kind dividend on the Series D Redeemable Preferred Stock due March 31, 2003 and March 31, 2002.

INCOME TAXES

         Cash tax payments made for federal, state and foreign income taxes were $0.2 million for the three months ended March 31, 2003 compared to $0.4 million for the same period in 2002. Our cash income tax expense is primarily related to foreign taxes on our foreign operations. Our cash income tax expense continues to be substantially lower than the U.S. federal statutory rate through the use of our U.S. federal net operating loss carryforwards. As of December 31, 2002, our estimated U.S. federal net operating loss carryforward was approximately $115.4 million, which substantially expires between 2009 and 2011.

         We periodically assess the likelihood of realizing our deferred tax assets and adjust the related valuation allowance based on the amount of deferred tax assets that we believe is more likely than not to be realized. While we believe we will generate sufficient future U.S. federal taxable income to utilize our U.S. net operating loss carryforwards before expiration, we also believe that we may not generate sufficient future taxable income in primarily state and foreign tax jurisdictions to utilize all of our net operating loss carryforwards before their expiration. To fully utilize our $60.3 million net deferred tax asset as of December 2002, we must generate $160.6 million of U.S. federal taxable income, based on current U.S. federal tax rates. We generated U.S. federal taxable income of $28.1 million, $13.8 million and $12.0 million in 2002, 2001 and 2000, respectively. We will continue to monitor and assess the likelihood of realizing our deferred tax assets. Future changes in the valuation allowance may occur.

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOW. Net cash flow provided by and (used for) operations was $30.4 million in the first three months of 2003 compared to $(4.1) million in the first three months of 2002. The increase in cash flow in 2003 resulted from reduced inventory levels as compared to December 31, 2002. Inventory levels as of December 31, 2002 were unusually high due to inventory purchasing at year-end to take advantage of pricing prior to Rolls-Royce's 2003 price increases. Aviall Services inventory turns decreased slightly from 2.8 turns in December 2002 to
2.6 turns in March 2003 due to slightly lower-than-expected sales volumes for some product lines. Additionally, the days' sales outstanding for Aviall's receivables improved from 41 days in December 2002 to 35 days in March 2003 resulting largely from the higher mix of RR T56 contract sales which have comparatively short receivable terms. Capital expenditures were $1.4 million in the first three months of 2003 compared to $1.0 million in the first three months of 2002. We expect capital expenditures, including noncash capital expenditures, to be approximately $12.0 million in the aggregate for 2003. Net cash flow (used for) and provided by financing activities was $(29.7) million in the first three months of 2003 compared to $8.9 million in the first three months of 2002.

         In summary, our cash used for operating activities improved by $34.5 million to $30.4 million during the three month period ended March 31, 2003 compared to the same period in 2002. This was after investing $21.4 million in working capital, defined as receivables, inventories and accounts payable, in 2003 compared to $(14.8) million in 2002. In 2003, we used this cash, as well as $0.7 million of available cash, to invest in $1.4 million of net capital expenditures, pay down $2.2 million of debt and decrease our cash overdraft position by $27.5 million. In 2002, we invested $0.9 million in net capital expenditures. The combined deficit in the first three months of 2002 of $6.7 million for both operating and investing activities was funded by drawing $8.8 million on our debt facility and increasing our cash overdraft position by $0.1 million, which also increased our cash on hand by $2.2 million.

         We believe our cash flow from operations and available credit under our credit facilities are sufficient to meet our anticipated normal working capital and operating needs for at least the next twelve months.

         CONVERTIBLE PARTICIPATING REDEEMABLE PREFERRED STOCK. The Series D Redeemable Preferred Stock carries a cumulative dividend at an annual rate of 9.0%. Dividends paid on or prior to December 31, 2005 will be paid in shares of Series D Redeemable Preferred Stock. Thereafter, dividends are payable in cash, to the extent funds are legally available for payment of cash dividends. If we fail to pay cash dividends after December 31, 2005, we will be required to pay dividends in shares of Series D Redeemable Preferred Stock. During March 2003, we issued an additional 1,108 shares of Series D Redeemable Preferred Stock in payment of the quarterly dividend due March 31, 2003. As of March 31, 2003, there were 50,409 shares of Series D Redeemable Preferred Stock outstanding, which were convertible into 8,691,204 shares of common stock. Without the prior consent of the holders of our Series D Redeemable Preferred Stock, we are prohibited from, among other things, incurring certain types of additional debt, making specified payments and capital expenditures, consolidating, merging with or acquiring another business, or selling certain of our assets. Unless previously converted into common stock, we must redeem all outstanding shares of Series D Redeemable Preferred Stock on June 21, 2008 for $1,000 per share plus accrued and unpaid dividends, if any.

         SENIOR UNSECURED DEBT. The senior unsecured notes, or the Senior Notes, bear interest at 14.0% per annum and mature on December 21, 2007, unless previously redeemed at our option. Of the 14.0% interest rate on the Senior Notes, 13.0% is payable in cash and 1.0% is payable in additional Senior Notes. On March 31, 2003, we made a cash interest payment of $2.6 million, and the outstanding principal amount on the Senior Notes increased by $0.2 million to $81.0 million from the $80.8 million at December 31, 2002. On March 15, 2002, we issued to our senior unsecured noteholders warrants exercisable for an aggregate of 1,750,000 shares of our common stock, subject to adjustment for antidilution events, at an exercise price of $0.01 per share. We valued the warrants using an option pricing model and recorded an $11.1 million discount on the Senior Notes, which is being amortized over the term of the Senior Notes. As of March 31, 2003, the unamortized discount was $9.2 million. After the issuance of the warrants, the effective interest rate on the Senior Notes is 15.3%. As of March 31, 2003, we have issued 927,500 shares of common stock to certain noteholders pursuant to the exercise of their warrants.

         Pursuant to the terms of the Senior Notes, without the prior consent of the holders of the Senior Notes, we are prohibited from, among other things, incurring certain types of additional debt, making specified payments and capital expenditures, consolidating, merging with or acquiring another business, or selling certain of our assets.

         We have the option to redeem the Senior Notes at 104% of the principal amount outstanding and at lesser premiums after 2003. A decision to refinance the Senior Notes will depend on several factors, including the availability of replacement financing sources, the cost of replacement debt or the occurrence of a significant event such as the award of another major distribution rights contract, which might exceed our borrowing base capacity. If we decide to refinance the Senior Notes, the costs of such a refinancing would include the prepayment premium on the Senior Notes. In addition, all unamortized deferred costs related to the Senior Notes, which includes the debt discount and original debt issuance costs, would be required to be written off. In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, or SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." With the adoption of SFAS 145, these unamortized costs, along with the prepayment premium, would be included in earnings from continuing operations instead of being treated as an extraordinary item net of tax. The EPS estimates provided in our Annual Report on Form 10-K for the year ended December 31, 2002 do not include any charges which may arise from refinancing the Senior Notes.

         Additionally, we continually review opportunities for acquiring other compatible businesses or operations. If a strategic acquisition candidate meets our quantitative and qualitative thresholds, it is possible that such a strategic acquisition candidate might require us to refinance both our senior secured debt and the Senior Notes.

         SENIOR SECURED DEBT. Our senior secured credit facility, or the Credit Facility, consists of a $200.0 million revolving credit and letter of credit facility due as a balloon payment in 2006, with availability determined by reference to a borrowing base calculated using our eligible accounts receivable and inventory and after deducting reserves required by the lenders. As of March 31, 2003, we had $138.6 million outstanding on the Credit Facility and issued letters of credit for $1.0 million. We had $60.4 million available for additional borrowings under the Credit Facility and our borrowing base was $201.0 million as of March 31, 2003. Borrowings under the Credit Facility bear interest, at our option, based upon either: a Eurodollar Rate plus an applicable margin ranging from 2.5% to 3.0% depending upon our financial ratios, or a Base Rate plus an applicable margin ranging from 1.5% to 2.0% depending upon the same financial ratios. We utilize both of these interest rate options. As of March 31, 2003, the average interest rate on the Credit Facility was 4.26%. A commitment fee of 0.5% is payable quarterly on the unused portion of the Credit Facility. Obligations under the Credit Facility are collateralized by substantially all of our domestic assets and 65.0% of the stock of each of our foreign subsidiaries. The Credit Facility also contains default clauses that permit the acceleration of all amounts due following the maturity of an event of default at the discretion of the lenders, and lock-box provisions that apply our cash collections to outstanding borrowings. Based on the terms of our Credit Facility and pursuant to EITF Issue No. 95-22, "Balance Sheet Classification of Revolving Credit Agreement Obligations Involving Lock-Box Arrangements," we have classified amounts outstanding under the Credit Facility as current.

         We also maintain a revolving credit facility in Canada. The Canadian $6.0 million credit facility was renewed in April 2003 for a one year term, and had an outstanding balance at March 31, 2003 equivalent to U.S. $0.6 million.

         DEBT COVENANTS. The Credit Facility contains various restrictive operating and financial covenants, including several that are based on earnings before interest, taxes, depreciation, amortization, extraordinary gains or losses, and one-time items, or Adjusted EBITDA. For the three months ended March 31, 2003, our Adjusted EBITDA was $20.2 million.

         The following table presents a reconciliation of our Adjusted EBITDA to earnings from continuing operations for 2003 (in thousands):

                                             THREE MONTHS ENDED
                                               MARCH 31, 2003
                                             ------------------

Earnings from continuing operations             $      7,170
                                                ------------
Plus:
   Income tax expense                                  4,064
   Interest expense                                    5,863
   Depreciation and amortization expense               3,449
Minus:
   Noncash (gains) losses                               (328)
                                                ------------
Adjusted EBITDA                                 $     20,218
                                                ============

         The Adjusted EBITDA calculation above is prepared in accordance with the terms of the Credit Facility. The noncash gains and losses, which are included in the Adjusted EBITDA calculation in accordance with the terms of the Credit Facility, may occur again in the future. Depreciation and amortization expense above excludes debt issue cost and debt discount amortization. Adjusted EBITDA is presented solely to provide information on our debt covenants and should not be considered an alternative to operating results or cash flows calculated in accordance with generally accepted accounting principles.

         Beginning December 31, 2002, we must comply with a maximum leverage ratio covenant that measures the ratio of our outstanding debt to our Adjusted EBITDA for the trailing four quarters. This maximum leverage ratio covenant was initially set at 4.25 to 1 on December 31, 2002, and it will periodically decline until it reaches 2.50 to 1 for December 31, 2004 and all periods thereafter. As of March 31, 2003, the required ratio was 4.00 to 1. In addition, beginning December 31, 2002, we must also comply with a minimum interest coverage ratio covenant that measures the ratio of our Adjusted EBITDA for the trailing four quarters to our interest expense during the trailing four quarters. The minimum interest coverage ratio covenant was initially set at 2.50 to 1 on December 31, 2002 and will periodically increase until it reaches 3.50 to 1 for December 31, 2004 and all periods thereafter. As of March 31, 2003, the required ratio was 2.50 to 1. Furthermore, we must maintain a tangible net worth at or above certain levels. At December 31, 2002, we were required to have a minimum tangible net worth of $160.9 million. Our tangible net worth covenant will periodically increase until it reaches $315.3 million on December 31, 2006, at which time it will expire. As of March 31, 2003, the required tangible net worth was $169.1 million. Finally, we must limit our capital expenditures to no more than $14.0 million for 2003, which includes allowed carryover spending from 2002, and $11.0 million for each of 2004, 2005 and 2006.

     The Senior Notes also contain various restrictive financial covenants, several of which are less restrictive than those relating to the Credit Facility. Beginning December 31, 2002, we must comply with a maximum leverage ratio covenant that measures the ratio of our outstanding debt to our Adjusted EBITDA for the trailing four quarters. This maximum leverage ratio covenant was initially set at 4.75 to 1 on December 31, 2002, and it will periodically decline until it reaches 3.00 to 1 for December 31, 2004 and all periods thereafter. As of March 31, 2003, the required ratio was 4.50 to 1. In addition, beginning December 31, 2002, we must also comply with a minimum interest coverage ratio covenant that measures the ratio of our Adjusted EBITDA for the trailing four quarters to our interest expense during the trailing four quarters. The minimum interest coverage ratio covenant was initially set at 2.00 to 1 on December 31, 2002 and will periodically increase until it reaches 3.00 to 1 for December 31, 2004 and all periods thereafter. As of March 31, 2003, the required ratio was 2.00 to 1. Furthermore, we must maintain a tangible net worth at or above certain levels. At December 31, 2002, we were required to have a minimum tangible net worth of $155.0 million. Our tangible net worth covenant will periodically increase until it reaches $285.0 million on December 31, 2006, at which time it will expire. As of March 31, 2003, the required tangible net worth was $162.5 million. Finally, we must limit our capital expenditures to no more than $15.1 million for 2003, which includes allowed carryover spending from 2002, and $12.1 million for each of 2004, 2005 and 2006.

         We are currently, and expect to remain, in compliance for at least the next twelve months in all material respects with the covenants in the Credit Facility and the Senior Notes.

         CONTRACTUAL OBLIGATIONS. There have been no material changes in our contractual obligations as set forth in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of our Annual Report on Form 10-K for the year ended December 31, 2002.

OUTLOOK

         We participate in the global aerospace aftermarket through Aviall Services and ILS. Our operations and results of operations are affected by the general economic climate, particularly as it influences flight activity in the government/military, general aviation/corporate and commercial airline segments. We benefit from our participation in all aviation segments and most particularly in the global aviation aftermarket where we generate revenue from the aviation sectors of many countries other than those in North America.

         The demand for commercial air transport has been reduced by the prevailing global economic slowdown, the Iraqi conflict and the uncertainty caused by Severe Acute Respiratory Syndrome, or SARS. This lower flight activity, which has promoted accelerated retirement of older aircraft and caused the deferral of nonessential aircraft maintenance and overhaul services, has reduced demand for new replacement parts we sell. In addition, some air operations have been reduced because commercial airlines, air freight carriers and other commercial airline-related firms around the world are experiencing large financial losses. These losses have resulted in several bankruptcies, which detrimentally affect the immediate future business prospects of the affected companies, as well as the prospects for many that perform related business services for these companies.

         While we believe our current reserves for doubtful accounts are adequate, we could be negatively affected if our receivables from several of our major customers become uncollectible. We regularly review our exposure to these customers to determine appropriate loss reserve amounts and credit limits, if any, that should be recorded to cover our potential loss, as well as determining the strategies that could minimize exposure in the case of bankruptcy. During the third quarter of 2002, US Airways Group and Vanguard Airlines each filed for bankruptcy protection. During the fourth quarter of 2002, United Airlines filed for bankruptcy and US Airways Group filed a plan of reorganization. Aviall Services' net sales to these customers combined during 2002 were less than $4.1 million. In the first quarter of 2003, Air Canada filed for bankruptcy and several other commercial airline accounts remain uncertain. Included in the first quarter of 2003 is a $1.2 million provision for doubtful accounts which we believe at March 31, 2003 provides for our exposure to Air Canada and its affiliates, as well as for the estimated uncollectability of other airline accounts receivable.

         The length of time required for a recovery of the global commercial aviation sector is not known, and the recovery could be further threatened by a number of factors, including slower economic growth, foreign political instability, or acts of war or terrorism. However, general aviation/corporate flight activity generally remained relatively stable during 2002 and into early 2003, although both sectors have recently exhibited a weakness in flight-related activity. At the same time, the U.S. military and other foreign militaries, which utilize airframes powered by the RR T56 engine, have significantly increased their flight activities in connection with increased military and other government-sponsored operations around the world. Our RR T56 military business has benefited us materially by broadening our product offering and offsetting the continuing slowdown in commercial aviation as the use of these aircraft increased to deal with strategic threats in the Middle East.

         In 2003, we have a purchase commitment to Rolls-Royce that requires us to purchase $367.4 million of RR T56 parts. We also have a similar requirement to purchase not less than $112.5 million of Rolls-Royce Model 250 series gas turbine parts. As of March 31, 2003, we have purchased $111.5 million of RR T56 parts and $26.4 million of Rolls-Royce Model 250 parts. Based on our current plans and our sales and marketing activities, we expect to fulfill the remainder of these obligations in the ordinary course of business. We have no future contractual inventory purchase commitments beyond 2003 except those required under normal purchasing lead times. Both of the Rolls-Royce contracts continue to meet our revenue expectations. In addition, we expect the current sales levels under these contracts to continue into the foreseeable future.

         In the first quarter of 2003, Aviall Services' net sales were derived approximately 54% from government/ military sales, 25% from general aviation/corporate sales and 21% from commercial airline sales. We are pursuing a number of opportunities; however, we do not have any immediate prospects that could represent an opportunity of the magnitude of the RR T56 contract in 2003 or beyond. Accordingly, our sales are unlikely to grow by a similar amount during 2003.

         While our revenue in the first quarter of 2003 increased by 50%, our selling and administrative expenses for the same period experienced only a 5% increase, including the allowance for doubtful accounts of $1.2 million. This continues to demonstrate our belief that both Aviall Services and ILS are scalable businesses with significant portions of their expenses being relatively fixed in the short-term. This scalability produces positive results in a growing marketplace as evidenced by the impact of the RR T56 agreement.

         In 2002, ILS experienced a slight decrease in commercial airline-related subscribers. This decrease was partially offset by an increase in the number of government-related and general aviation/corporate subscribers. As a result, ILS has not experienced a material adverse impact on its business as a result of the economic downturn. This stability has been maintained during the first quarter of 2003. ILS is continuing to develop, evolve and improve its electronic marketplace offerings to mitigate the prolonged effects of the economic downturn and to improve its competitiveness. However, to do this, it has to, among other things, adapt various software packages to meet the needs of its customers. The software packages are extremely complex and do not always provide the promised flexibility required by ILS's customer base. Therefore, the deployment of the software requires significant alterations which may cause ILS to incur unplanned, potentially significant costs.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from changes in interest rates and foreign exchange rates. From time to time, we have used financial instruments to offset these risks. These financial instruments are not used for trading or speculative purposes. We did not experience any significant changes in market risk during the first three months of 2003. Our market risk is described in more detail in "Item 7A: Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4: CONTROLS AND PROCEDURES

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

            10.1           Aviall, Inc. Supplemental Executive Retirement Income
                           Plan

            10.2 Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 14, 2002

            10.3 Amendment Number One to the Aviall, Inc. Amended and Restated 1998 Directors Stock Plan, dated as of June 14, 2002

            99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

            99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

                    A Form 8-K was filed on January 9, 2003, under Item 9,
               announcing that we issued a press release regarding price reductions across selected turbine and gearshaft assemblies installed on the Rolls-Royce Model 250 gas turbine engine.

                    A Form 8-K was filed on February 4, 2003, under Item 9,
               announcing that we issued a press release regarding our financial results for the quarter and fiscal year ended December 31, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AVIALL, INC.


May 9, 2003                       By: /s/ Colin M. Cohen
                                      ------------------------------------------
                                      Colin M. Cohen
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)

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


         Date:  May 9, 2003

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


         Dated:  May 9, 2003

                  By: /s/ Colin M. Cohen
                      -----------------------------------------
                      Colin M. Cohen
                      Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit No.       Description
-----------       -----------

10.1              Aviall, Inc. Supplemental Executive Income Plan

10.2 Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 14, 2002

10.3              Amendment Number One to the Aviall, Inc. Amended and Restated
                  1998 Directors Stock Plan, dated as of June 14, 2002

99.1              Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2              Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002