Form 10-Q
period 2003-06-30
AVIALL INC
filed 2003-08-13
CIK 701650

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                    FORM 10-Q

  (MARK ONE)

   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

        OR

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

The number of shares of common stock, par value $0.01 per share, outstanding at August 4, 2003 was 31,428,632.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                                  AVIALL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                           JUNE 30,                    JUNE 30,
                                                                  --------------------------   -------------------------
                                                                        2003          2002          2003          2002
------------------------------------------------------------------------------------------------------------------------
Net sales                                                         $    250,848       193,109       502,338       360,712
Cost of sales                                                          208,461       150,583       417,611       281,094
------------------------------------------------------------------------------------------------------------------------
Gross profit                                                            42,387        42,526        84,727        79,618
   Selling and administrative expenses                                  24,115        24,444        49,358        48,526
   Impairment loss                                                       1,707            --         1,707            --
------------------------------------------------------------------------------------------------------------------------
Operating income                                                        16,565        18,082        33,662        31,092
   Loss on extinguishment of debt                                       17,315            --        17,315            --
   Interest expense                                                      5,609         5,653        11,472        11,243
------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                                     (6,359)       12,429         4,875        19,849
Provision (benefit) for income taxes                                    (2,395)        4,649         1,669         7,543
------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                     (3,964)        7,780         3,206        12,306
Less deemed dividend from beneficial
   conversion feature                                                       --            --            --       (20,533)
Less preferred stock dividends                                            (907)       (1,038)       (2,016)       (2,053)
Less noncash reduction for conversion of preferred
   stock                                                               (24,335)           --       (24,335)           --
------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) applicable to common shares                   $    (29,206)        6,742       (23,145)      (10,280)
------------------------------------------------------------------------------------------------------------------------

Basic net earnings (loss) per share                               $      (1.35)         0.26         (1.22)        (0.56)
Weighted average common shares                                      21,705,400    18,382,482    20,551,965    18,382,757
------------------------------------------------------------------------------------------------------------------------

Diluted net earnings (loss) per share                             $      (1.35)         0.26         (1.22)        (0.56)
Weighted average common and potentially
   dilutive common shares                                           30,112,651    28,657,865    29,619,716    26,057,973
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Unaudited)

                                                                                                   JUNE 30,   DECEMBER 31,
                                                                                                     2003        2002
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                                       $   5,597      4,997
   Receivables                                                                                       103,828     95,222
   Inventories                                                                                       314,427    348,027
   Prepaid expenses and other current assets                                                           3,787      2,166
   Deferred income taxes                                                                              23,266     23,266
--------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                 450,905    473,678
--------------------------------------------------------------------------------------------------------------------------

Property and equipment                                                                                31,480     32,604
Goodwill                                                                                              46,843     46,843
Intangible assets                                                                                     46,420     49,567
Deferred income taxes                                                                                 35,452     37,013
Other assets                                                                                          13,276     12,759
--------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                       $ 624,376    652,464
--------------------------------------------------------------------------------------------------------------------------

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK
  AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                               $   3,686      3,207
   Revolving line of credit                                                                            1,628    140,301
   Accounts payable                                                                                   94,748    114,263
   Accrued expenses                                                                                   37,701     37,736
--------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                            137,763    295,507
--------------------------------------------------------------------------------------------------------------------------

Long-term debt, net of unamortized discount of $9,652 at December 31, 2002                           205,322     77,899
Other liabilities                                                                                      4,688      6,086
Commitments and contingencies                                                                             --         --
Convertible redeemable preferred stock (160,000 shares authorized;
   49,301 shares issued and outstanding at December 31, 2002)                                             --     44,370
Shareholders' equity:
   Common stock ($0.01 par value, 80,000,000 shares authorized; 32,873,793 shares and 21,612,380 shares issued at June 30, 2003
      and December 31, 2002, respectively)                                                               329        216
   Additional paid-in capital                                                                        432,094    361,377
   Accumulated deficit                                                                              (122,871)   (99,726)
   Treasury stock, at cost (2,007,887 shares at June 30 2003 and
      December 31, 2002)                                                                             (27,789)   (27,789)
   Unearned compensation - restricted stock                                                           (1,053)    (1,369)
   Accumulated other comprehensive loss                                                               (4,107)    (4,107)
--------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                           276,603    228,602
--------------------------------------------------------------------------------------------------------------------------
Total liabilities, convertible redeemable preferred stock and shareholders' equity                 $ 624,376    652,464
--------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                  2003        2002
---------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net earnings                                                 $   3,206    12,306
   Loss on extinguishment of debt                                  17,315        --
   Impairment loss                                                  1,707        --
   Depreciation and amortization                                    9,331     8,372
   Deferred income taxes                                            1,596     6,959
   Paid-in-kind interest                                              405       336
   Compensation expense on restricted stock awards                    316       189
   Changes in:
      Receivables                                                  (8,606)  (32,174)
      Inventories                                                  33,600   (23,884)
      Accounts payable                                            (10,201)   35,753
      Accrued expenses                                             (3,284)    2,582
      Other, net                                                   (2,809)     (791)
---------------------------------------------------------------------------------------
   Net cash provided by operating activities                       42,576     9,648
---------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Capital expenditures                                            (3,600)   (3,102)
   Purchase of distribution rights                                     --    (2,661)
   Sales of property, plant and equipment                              --       125
---------------------------------------------------------------------------------------
   Net cash used for investing activities                          (3,600)   (5,638)
---------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Debt proceeds                                                  200,000        --
   Net change in revolving credit facility                       (138,763)   (2,955)
   Debt repaid                                                    (82,894)   (1,187)
   Cash overdrafts                                                 (9,314)    9,837
   Debt issue costs paid                                           (7,514)       --
   Issuance of common stock                                           110       192
   Purchase of treasury stock                                          --       (40)
   Cash dividends paid on redeemable preferred stock                   (1)       (5)
---------------------------------------------------------------------------------------
   Net cash (used for) provided by financing activities           (38,376)    5,842
---------------------------------------------------------------------------------------
Change in cash and cash equivalents                                   600     9,852
Cash and cash equivalents, beginning of period                      4,997     2,526
---------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                        $   5,597    12,378
---------------------------------------------------------------------------------------

CASH PAID FOR INTEREST AND INCOME TAXES:
   Interest                                                     $   9,367     6,511
   Income taxes                                                 $     625       185

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Conversion of redeemable preferred stock into common stock   $  46,385        --
   Noncash reduction in retained earnings due to conversion
      of redeemable preferred stock                             $  24,335        --
   Dividends on redeemable preferred stock                      $   2,015    22,581
   Property and equipment acquired with debt                    $     829        --
   Issuance of warrants                                         $      --    11,060


See accompanying notes to consolidated financial statements.

                                  AVIALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Aviall, Inc. for the year ended December 31, 2002.

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

      The following table illustrates the effect on net earnings and earnings per share, or EPS, if we had applied the fair-value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except share data):

                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                            JUNE 30,                  JUNE 30,
                                                     ---------------------------------------------
                                                         2003         2002        2003       2002
--------------------------------------------------------------------------------------------------
Net earnings (loss), as reported                     $  (3,964)      7,780       3,206      12,306
Deduct:  Total stock-based employee compensation
   expense determined under fair-value-based method
   for all awards, net of related tax effects             (285)       (319)       (595)       (629)
--------------------------------------------------------------------------------------------------
Pro forma net earnings (loss)                        $  (4,249)      7,461       2,611      11,677
--------------------------------------------------------------------------------------------------

Earnings (loss) per share:
   Basic - as reported                               $   (1.35)       0.26       (1.22)      (0.56)
   Basic - pro forma                                 $   (1.36)       0.24       (1.25)      (0.59)

   Diluted - as reported                             $   (1.35)       0.26       (1.22)      (0.56)
   Diluted - pro forma                               $   (1.36)       0.24       (1.25)      (0.59)

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

      On May 15, 2003, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 150, or SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 represents the first phase of the FASB's project on liabilities and equity and requires financial instruments that meet the definitions in the statement to be classified as liabilities. SFAS 150 requires that mandatorily redeemable preferred stock be classified and accounted for as a liability. However, it excludes from its scope convertible instruments, which will be addressed in the second phase of the FASB's project. SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003. Because our convertible redeemable preferred stock was converted to common stock on June 12, 2003, the adoption of this statement will not have an effect on our consolidated financial position and results of operations.

      On April 30, 2003, the FASB issued Statement of Financial Accounting Standards No. 149, or SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments to incorporate decisions made by the Derivatives Implementation Group. The statement is generally effective for contracts or hedging relationships entered into after June 30, 2003. We believe the adoption of this statement will not have a significant effect on our consolidated financial position or results of operations.

NOTE 4 - SEGMENT INFORMATION

      The following tables present information by operating segment (in thousands):

                                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                     JUNE 30,                JUNE 30,
                                                               ----------------------------------------------
NET SALES                                                         2003        2002       2003       2002
-------------------------------------------------------------------------------------------------------------
Aviall Services                                                $ 243,837    186,346    488,314    347,372
ILS                                                                7,011      6,763     14,024     13,340
-------------------------------------------------------------------------------------------------------------
Total net sales                                                $ 250,848    193,109    502,338    360,712
-------------------------------------------------------------------------------------------------------------

PROFIT
-------------------------------------------------------------------------------------------------------------
Aviall Services                                                $  18,412     17,996     35,520     31,803
ILS                                                                  702      2,433      3,070      4,641
-------------------------------------------------------------------------------------------------------------
   Reportable segment profit                                      19,114     20,429     38,590     36,444
Loss on extinguishment of debt                                   (17,315)        --    (17,315)        --
Corporate                                                         (2,549)    (2,347)    (4,928)    (5,352)
Interest expense                                                  (5,609)    (5,653)   (11,472)   (11,243)
-------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                            $  (6,359)    12,429      4,875     19,849
-------------------------------------------------------------------------------------------------------------

NOTE 5 - EARNINGS PER SHARE

      A reconciliation of the numerator and denominator of the basic and diluted net EPS calculations for net earnings follows:

                                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                           JUNE 30,                      JUNE 30,
                                                                 ---------------------------------------------------------
NUMERATOR (IN THOUSANDS)                                                2003          2002          2003          2002
--------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                              $     (3,964)        7,780         3,206        12,306
Preferred stock dividends                                                (907)       (1,038)       (2,016)      (22,586)
Noncash reduction for conversion of preferred stock                   (24,335)           --       (24,335)           --
--------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) available for distribution                        (29,206)        6,742       (23,145)      (10,280)
Undistributed earnings allocated to participating preferred
stockholders                                                               --        (2,036)       (1,847)           --
--------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) for purposes of computing basic net
earnings (loss) per share                                             (29,206)        4,706       (24,992)      (10,280)
Preferred stock dividends                                                 907         1,038         2,016        22,586
Noncash reduction for conversion of preferred stock                    24,335            --        24,335            --
Undistributed earnings allocated to participating preferred
stockholders                                                               --         2,036         1,847            --
--------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) for purposes of computing
   diluted net earning per share                                 $     (3,964)        7,780         3,206        12,306
--------------------------------------------------------------------------------------------------------------------------

DENOMINATOR
--------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding
   for purposes of computing basic net earnings
   per share                                                       21,705,400    18,382,482    20,551,965    18,382,757
Effect of dilutive securities:
   Stock options                                                      346,957       348,235       218,854       217,559
   Restricted stock rights                                            362,124       226,743       339,030       208,370
   Warrants                                                           821,611     1,748,166       821,501     1,039,138
   Convertible redeemable preferred stock                           6,876,559     7,952,239     7,688,366     6,210,149
--------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding
   for purposes of computing diluted net earnings
   per share                                                       30,112,651    28,657,865    29,619,716    26,057,973
--------------------------------------------------------------------------------------------------------------------------


      Basic EPS is generally computed by allocating net earnings (loss) available for distribution to the common and participating preferred shareholders using the "two-class" method prescribed by Statement of Financial Accounting Standards No. 128, or SFAS 128, "Earnings per Share." For the three months ended June 30, 2002 and the six months ended June 30, 2003, net earnings
(loss) is reduced by dividends to preferred stockholders to arrive at net earnings (loss) available for distribution. Net earnings (loss) available for distribution is then allocated between the common and participating preferred stockholders based on the weighted average common and preferred shares outstanding, on an as-converted basis. Diluted EPS is computed using the if-converted method by dividing net earnings by the weighted average number of common and dilutive potential common shares outstanding during the period.

      Given the losses in these periods, for the three months ended June 30, 2003 and the six months ended June 30, 2002, basic EPS is computed by dividing net loss available for distribution by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net earnings (loss) by the weighted average number of common and dilutive potential common shares outstanding during the period.

      Diluted EPS was not dilutive, or lower than basic, for the three- and six-month periods ended June 30, 2003 and 2002 and is therefore presented equal to basic EPS.

NOTE 6 - DEBT

      On June 30, 2003, we issued $200.0 million of new senior unsecured notes, or the New Senior Notes. The New Senior Notes bear interest at 7.625% per annum and mature on July 1, 2011, unless previously redeemed at our option. We may redeem some or all of the New Senior Notes at specified redemption prices at any time after July 1, 2007. In addition, prior to July 1, 2006, we may redeem up to 35% of the New Senior Notes from the proceeds of qualifying equity offerings. The New Senior Notes are our senior unsecured obligations and are equal in right of payment to all of our senior indebtedness. The New Senior Notes are guaranteed on a senior unsecured basis by each of our domestic subsidiaries. The New Senior Notes contain various covenants, including limitations on incurring debt or liens, selling assets, paying dividends, making distributions and entering into transactions with affiliates.

      We used the net proceeds from the issuance of the New Senior Notes to redeem the entire principal amount of our existing 14% senior unsecured notes, or the 14% Notes, and to repay approximately $106.3 million of the outstanding revolving indebtedness under our senior secured credit facility, or the Credit Facility.

      In connection with the redemption of the 14% Notes, we recorded a $17.3 million pretax loss on extinguishment which consists of a $3.2 million prepayment premium on the outstanding principal amount of the 14% Notes, $8.7 million of unamortized debt discount and $5.4 million of unamortized original debt issuance costs. In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, or SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." We adopted SFAS 145 on January 1, 2003. As a result of the adoption, these unamortized costs, along with the prepayment premium, are included in earnings from continuing operations instead of being treated as an extraordinary item net of tax.

NOTE 7 - CONVERTIBLE PARTICIPATING REDEEMABLE PREFERRED STOCK

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

      On June 12, 2003, affiliates of the Carlyle Group, or the Carlyle Investors, converted all of the outstanding shares of Series D Redeemable Preferred Stock into 11,100,878 shares of our common stock, following a reduction by our board of directors of the conversion price of the shares of Series D Redeemable Preferred Stock from $5.80 per share to approximately $4.62 per share. We accounted for this reduction in the conversion price as a $24.3 million noncash reduction to our net earnings available to common shareholders for the three- and six-month periods ended June 30, 2003. The shares of common stock issued to the Carlyle Investors as a result of the conversion represented approximately 36% of our outstanding common stock on the date of conversion. At the time of the conversion, the outstanding shares of Series D Redeemable Preferred Stock had an aggregate liquidation preference, plus accrued and unpaid dividends, of approximately $51.3 million and a 9.0% annual payment-in-kind dividend rate.

NOTE 8 - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

      The New Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by each direct and indirect domestic subsidiary of Aviall, Inc., each a guarantor subsidiary. Each guarantor subsidiary is directly or indirectly 100% owned by Aviall, Inc. The New Senior Notes are not guaranteed by any direct or indirect foreign subsidiary of Aviall, Inc., each a nonguarantor subsidiary.

      The condensed consolidating financial information presents the consolidating balance sheets as of June 30, 2003 and December 31, 2002, the related statements of income for the three- and six-month periods ended June 30, 2003 and 2002 and the statements of cash flows for the six month periods ended June 30, 2003 and 2002 with separate columns for:

      a) Aviall, Inc., the parent;
      b) the guarantor subsidiaries on a combined basis;
      c) the nonguarantor subsidiaries on a combined basis; and
      d) total consolidated amounts.

      The information includes elimination entries necessary to consolidate Aviall, Inc., the parent, with the guarantor and nonguarantor subsidiaries.

      Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor and nonguarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements for the guarantor and nonguarantor subsidiaries are not presented because management believes such financial statements would not be meaningful to investors.

      Pursuant to the terms of the Credit Facility, no subsidiary of Aviall other than Aviall Services may pay cash dividends to Aviall. Aviall Services may only pay cash dividends to Aviall for the purpose of funding (i) ordinary operating expenses and scheduled debt service and (ii) payments by Aviall of taxes in respect of Aviall and its subsidiaries, up to the amount that would be payable by Aviall Services, on a consolidated basis, if it were the taxpayer. Additionally, the Credit Facility restricts intercompany loans made to Aviall from its direct and indirect subsidiaries, with the exception of intercompany loans made by Aviall Services to fund required payments under the New Senior Notes. The net assets of consolidating subsidiaries subject to these restrictions was $579.7 million at December 31, 2002.

CONSOLIDATED STATEMENT OF INCOME

                                                                    THREE MONTHS ENDED JUNE 30, 2003
                                                   ------------------------------------------------------------------
                                                               GUARANTOR    NONGUARANTOR                 CONSOLIDATED
(IN THOUSANDS)                                      PARENT   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
---------------------------------------------------------------------------------------------------------------------
Net sales                                          $    --      239,463         25,012       (13,627)     250,848
Cost of sales                                           --      202,010         20,078       (13,627)     208,461
---------------------------------------------------------------------------------------------------------------------
Gross profit                                            --       37,453          4,934            --       42,387
   Selling and administrative expenses                   5       22,262          1,848            --       24,115
   Impairment loss                                      --        1,707             --            --        1,707
---------------------------------------------------------------------------------------------------------------------
Operating (expense) income                              (5)      13,484          3,086            --       16,565
   Loss on extinguishment of debt                       --       17,315             --            --       17,315
   Interest expense (income)                        (5,785)      11,427            (33)           --        5,609
   Equity in (earnings) loss of
     subsidiaries                                    7,652       (2,400)            --        (5,252)          --
---------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                 (1,872)     (12,858)         3,119         5,252       (6,359)
Provision (benefit) for income taxes                 2,092       (5,206)           719            --       (2,395)
---------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                $(3,964)      (7,652)         2,400         5,252       (3,964)
---------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF INCOME


                                                                     SIX MONTHS ENDED JUNE 30, 2003
                                                   -------------------------------------------------------------------
                                                               GUARANTOR    NONGUARANTOR                 CONSOLIDATED
(IN THOUSANDS)                                      PARENT   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS     TOTAL
----------------------------------------------------------------------------------------------------------------------
Net sales                                          $     --     476,650          51,694       (26,006)     502,338
Cost of sales                                            --     401,532          42,085       (26,006)     417,611
----------------------------------------------------------------------------------------------------------------------
Gross profit                                             --      75,118           9,609            --       84,727
   Selling and administrative expenses                    5      43,975           5,378            --       49,358
   Impairment loss                                       --       1,707              --            --        1,707
----------------------------------------------------------------------------------------------------------------------
Operating (expense) income                               (5)     29,436           4,231            --       33,662
   Loss on extinguishment of debt                        --      17,315              --            --       17,315
   Interest expense (income)                        (11,146)     22,359             259            --       11,472
   Equity in (earnings) loss of
     subsidiaries                                     3,902      (3,009)             --          (893)          --
----------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                   7,239      (7,229)          3,972           893        4,875
Provision (benefit) for income taxes                  4,033      (3,327)            963            --        1,669
----------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                $  3,206      (3,902)          3,009           893        3,206
----------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF INCOME


                                                                    THREE MONTHS ENDED JUNE 30, 2002
                                                   --------------------------------------------------------------------
                                                              GUARANTOR     NONGUARANTOR                 CONSOLIDATED
(IN THOUSANDS)                                      PARENT   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS     TOTAL
-----------------------------------------------------------------------------------------------------------------------
Net sales                                          $    --      183,010          23,934       (13,835)     193,109
Cost of sales                                           --      144,713          19,705       (13,835)     150,583
-----------------------------------------------------------------------------------------------------------------------
Gross profit                                            --       38,297           4,229            --       42,526
   Selling and administrative expenses                  --       22,201           2,243            --       24,444
-----------------------------------------------------------------------------------------------------------------------
Operating income                                        --       16,096           1,986            --       18,082
   Interest expense (income)                        (5,532)      10,865             320            --        5,653
   Equity in (earnings) loss of
subsidiaries                                        (4,090)      (1,072)             --         5,162           --
-----------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                  9,622        6,303           1,666        (5,162)      12,429
Provision for income taxes                           1,842        2,213             594            --        4,649
-----------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                $ 7,780        4,090           1,072        (5,162)       7,780
-----------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF INCOME


                                                                     SIX MONTHS ENDED JUNE 30, 2002
                                                   ------------------------------------------------------------------
                                                              GUARANTOR     NONGUARANTOR                CONSOLIDATED
(IN THOUSANDS)                                      PARENT   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    TOTAL
---------------------------------------------------------------------------------------------------------------------
Net sales                                          $     --      341,652        44,228        (25,168)     360,712
Cost of sales                                            --      270,212        36,050        (25,168)     281,094
----------------------------------------------------------------------------------------------------------------------
Gross profit                                             --       71,440         8,178             --       79,618
   Selling and administrative expenses                   --       43,888         4,638             --       48,526
----------------------------------------------------------------------------------------------------------------------
Operating income                                         --       27,552         3,540             --       31,092
   Interest expense (income)                        (10,818)      21,419           642             --       11,243
   Equity in (earnings) loss of
     subsidiaries                                    (5,398)      (1,829)           --          7,227           --
----------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                  16,216        7,962         2,898         (7,227)      19,849
Provision for income taxes                            3,910        2,564         1,069             --        7,543
----------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                $ 12,306        5,398         1,829         (7,227)      12,306
----------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET


                                                                           JUNE 30, 2003
                                                   ------------------------------------------------------------------
                                                              GUARANTOR     NONGUARANTOR                 CONSOLIDATED
(IN THOUSANDS)                                      PARENT   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS     TOTAL
---------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                     $      --         2,796          2,801             --        5,597
   Receivables                                          --        83,807         20,021             --      103,828
   Inventories                                          --       301,369         13,058             --      314,427
   Prepaid expenses and other
      current assets                                    --         3,539            248             --        3,787
   Deferred income taxes                                --        23,225             41             --       23,266
----------------------------------------------------------------------------------------------------------------------
Total current assets                                    --       414,736         36,169             --      450,905
----------------------------------------------------------------------------------------------------------------------
Property and equipment                                  --        30,741            739             --       31,480
Investment in subsidiaries                         608,679        28,339             --       (637,018)          --
Intercompany receivables                                --       148,238             --       (148,238)          --
Goodwill                                                --        44,904          1,939             --       46,843
Intangible assets                                       --        46,420             --             --       46,420
Deferred income taxes                                   --        35,322            130             --       35,452
Other assets                                         7,514         5,761              1             --       13,276
----------------------------------------------------------------------------------------------------------------------
Total assets                                     $ 616,193       754,461         38,978       (785,256)     624,376
----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt             $      --         3,282            404             --        3,686
   Revolving line of credit                             --         1,628             --             --        1,628
   Accounts payable                                     33        93,864            851             --       94,748
   Accrued expenses                                  6,466        28,714          2,521             --       37,701
----------------------------------------------------------------------------------------------------------------------
Total current liabilities                            6,499       127,488          3,776             --      137,763
----------------------------------------------------------------------------------------------------------------------
Long-term debt                                     200,000         5,298             24             --      205,322
Intercompany payables                              133,091            --         15,147       (148,238)          --
Other liabilities                                       --         4,688             --             --        4,688
Commitments and contingencies                           --            --             --             --           --
Shareholders' equity
   Common stock                                        329            33          7,542         (7,575)         329
   Additional paid-in capital                      432,094       741,916          9,919       (751,835)     432,094
   Retained earnings (accumulated
      deficit)                                    (122,871)     (120,855)         2,570        118,285     (122,871)
   Treasury stock, at cost                         (27,789)           --             --             --      (27,789)
   Unearned compensation - restricted
      stock                                         (1,053)           --             --             --       (1,053)
   Accumulated other comprehensive
      loss                                          (4,107)       (4,107)            --          4,107       (4,107)
----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                         276,603       616,987         20,031       (637,018)     276,603
----------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity       $ 616,193       754,461         38,978       (785,256)     624,376
----------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET


                                                                                DECEMBER 31, 2002
                                                      ------------------------------------------------------------------
                                                                 GUARANTOR     NONGUARANTOR                 CONSOLIDATED
(IN THOUSANDS)                                         PARENT   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS     TOTAL
------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                         $      --        3,330        1,667             --        4,997
   Receivables                                              --       74,806       20,416             --       95,222
   Inventories                                              --      335,721       12,306             --      348,027
   Prepaid expenses and other
      current assets                                        --        2,023          143             --        2,166
   Deferred income taxes                                    --       23,226           40             --       23,266
------------------------------------------------------------------------------------------------------------------------
Total current assets                                        --      439,106       34,572             --      473,678
------------------------------------------------------------------------------------------------------------------------
Property and equipment                                      --       32,259          345             --       32,604
Investment in subsidiaries                             612,582       25,310           --       (637,892)          --
Intercompany receivables                                    --      353,349           --       (353,349)          --
Goodwill                                                    --       44,904        1,939             --       46,843
Intangible assets                                           --       49,567           --             --       49,567
Deferred income taxes                                       --       36,933           80             --       37,013
Other assets                                                --       12,758            1             --       12,759
------------------------------------------------------------------------------------------------------------------------
Total assets                                         $ 612,582      994,186       36,937       (991,241)     652,464
------------------------------------------------------------------------------------------------------------------------

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED
STOCK AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                 $      --        2,714          493             --        3,207
   Revolving line of credit                                 --      140,301           --             --      140,301
   Accounts payable                                         33      113,181        1,049             --      114,263
   Accrued expenses                                      2,446       33,144        2,146             --       37,736
------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                2,479      289,340        3,688             --      295,507
------------------------------------------------------------------------------------------------------------------------
Long-term debt                                              --       77,869           30             --       77,899
Intercompany payables                                  337,131           --       16,218       (353,349)          --
Other liabilities                                           --        6,086           --             --        6,086
Commitments and contingencies                               --           --           --             --           --
Convertible redeemable preferred stock                  44,370           --           --             --       44,370
Shareholders' equity
   Common stock                                            216           33        7,532         (7,565)         216
   Additional paid-in capital                          361,377      741,916        9,909       (751,825)     361,377
   Retained earnings (accumulated
      deficit)                                         (99,726)    (116,951)        (440)       117,391      (99,726)
   Treasury stock, at cost                             (27,789)          --           --             --      (27,789)
   Unearned compensation - restricted
      stock                                             (1,369)          --           --             --       (1,369)
   Accumulated other comprehensive
      loss                                              (4,107)      (4,107)          --          4,107       (4,107)
------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                             228,602      620,891       17,001       (637,892)     228,602
------------------------------------------------------------------------------------------------------------------------
Total liabilities, convertible redeemable
   preferred stock and shareholders'
   equity                                            $ 612,582      994,186       36,937       (991,241)     652,464
------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                          SIX MONTHS ENDED JUNE 30, 2003
                                                   --------------------------------------------------------------------
                                                              GUARANTOR     NONGUARANTOR                 CONSOLIDATED
(IN THOUSANDS)                                      PARENT   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net earnings (loss)                           $   3,206       (3,902)         3,009           893         3,206
   Loss on extinguishment of debt                       --       17,315             --            --        17,315
   Impairment loss                                      --        1,707             --            --         1,707
   Depreciation and amortization                        --        9,252             79            --         9,331
   Deferred income taxes                                --        1,611            (15)           --         1,596
   Paid-in-kind interest                                --          405             --            --           405
   Compensation expense on restricted
      stock awards                                     316           --             --            --           316
   Changes in:

      Receivables                                       --       (9,001)           395            --        (8,606)
      Inventories                                       --       34,352           (752)           --        33,600
      Intercompany receivables and payables       (204,039)     205,110         (1,071)           --            --
      Accounts payable                                  --       (9,971)          (230)           --       (10,201)
      Accrued expenses                               4,020       (7,679)           375            --        (3,284)
      Other, net                                        --       (2,670)          (139)           --        (2,809)
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating
activities                                        (196,497)     236,529          1,651           893        42,576
-----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:

   Capital expenditures                                 --       (3,126)          (474)           --        (3,600)
   Investment in subsidiaries                        3,902       (3,029)            20          (893)           --
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing
activities                                           3,902       (6,155)          (454)         (893)       (3,600)
-----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:

   Debt proceeds                                   200,000           --             --            --       200,000
   Debt issue costs paid                            (7,514)          --             --            --        (7,514)
   Issuance of common stock                            110           --             --            --           110
   Net change in revolving credit facility              --     (138,673)           (90)           --      (138,763)
   Cash overdrafts                                      --       (9,346)            32            --        (9,314)
   Debt repaid                                          --      (82,889)            (5)           --       (82,894)
   Cash dividends paid on redeemable
      preferred stock                                   (1)          --             --            --            (1)
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing
activities                                         192,595     (230,908)           (63)           --       (38,376)
-----------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                     --         (534)         1,134            --           600
Cash and cash equivalents, beginning of
   period                                               --        3,330          1,667            --         4,997
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period         $      --        2,796          2,801            --         5,597
-----------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                       SIX MONTHS ENDED JUNE 30, 2002
                                                    ----------------------------------------------------------------------
                                                               GUARANTOR     NONGUARANTOR                 CONSOLIDATED
(IN THOUSANDS)                                       PARENT   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS     TOTAL
-------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net earnings (loss)                              $ 12,306       5,398           1,829        (7,227)       12,306
   Depreciation and amortization                          --       8,305              67            --         8,372
   Deferred income taxes                                  --       6,948              11            --         6,959
   Paid-in-kind interest                                  --         336              --            --           336
   Compensation expense on restricted
      stock awards                                       189          --              --            --           189
   Changes in:
      Receivables                                         --     (28,653)         (3,521)           --       (32,174)
      Inventories                                         --     (24,596)            712            --       (23,884)
      Intercompany receivables and payables          (11,369)     10,202           1,167            --            --
      Accounts payable                                    --      35,225             528            --        35,753
      Accrued expenses                                 4,192      (1,630)             20            --         2,582
      Other, net                                          --        (776)            (15)           --          (791)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating
  activities                                           5,318      10,759             798        (7,227)        9,648
-------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Capital expenditures                                   --      (3,096)             (6)           --        (3,102)
   Purchase of distribution rights                        --      (2,661)             --            --        (2,661)
   Investment in subsidiaries                         (5,398)     (1,829)             --         7,227            --
   Sales of property, plant and equipment                 --         125              --            --           125
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing
  activities                                          (5,398)     (7,461)             (6)        7,227        (5,638)
-------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Net change in revolving credit facility                --      (2,706)           (249)           --        (2,955)
   Cash overdrafts                                        --       9,707             130            --         9,837
   Debt repaid                                            --      (1,182)             (5)           --        (1,187)
   Issuance of common stock                              192          --              --            --           192
   Purchase of treasury stock                            (40)         --              --            --           (40)
   Cash dividends paid on redeemable
      preferred stock                                     (5)         --              --            --            (5)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing
  activities                                             147       5,819            (124)           --         5,842
-------------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                       67       9,117             668            --         9,852
Cash and cash equivalents, beginning
   of period                                              56       1,159           1,311            --         2,526
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period            $    123      10,276           1,979            --        12,378
-------------------------------------------------------------------------------------------------------------------------

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

      The following discussion and analysis presents gross profit and selling and administrative expenses as a percentage of our net sales for the three- and six-month periods ended June 30, 2002 including approximately $36 million and $74 million, respectively, of Rolls-Royce T56, or RR T56, engine parts sales made directly by Rolls-Royce to the U.S. military during the RR T56 transition program, which ended in June 2002. The discussion and analysis also includes percentage increases in net sales between comparable periods that include these direct sales. These percentage of sales ratios and percentage of sales increases are "non-GAAP financial measures" as defined in Item 10 of Regulation S-K of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We received our full contractual margin from Rolls-Royce on these sales and assumed responsibility for direct shipments to the U.S. military on Rolls-Royce's behalf at the end of the second quarter of 2002. In addition, our gross profit and selling and administrative expenses for the first six months of 2002 reflect the margins and additional expenses associated with our RR T56 contract. Because our 2002 gross profit and selling and administrative expenses include the impact of the RR T56 contract, we believe including the approximately $36 million and $74 million, respectively, of RR T56 sales made by Rolls-Royce in the presentation of gross profit and selling and administrative expenses as a percentage of net sales, and using them to calculate percentage of sales increases, for the three- and six-month periods ended June 30, 2002, provides a more appropriate reference point for comparing the three- and six-month periods of 2002 to the three- and six-month periods of 2003 than calculating these ratios on a GAAP basis.

CRITICAL ACCOUNTING POLICIES

      For a discussion of our critical accounting policies, refer to "Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" included in our Annual Report on Form 10-K for the year ended December 31, 2002. There have been no material changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS-THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

      NET SALES. Net sales for Aviall Services were $243.8 million, an increase of $57.5 million or 30.9%, from the $186.3 million recorded in the second quarter of 2002. The increase was primarily due to higher military sales under the RR T56 contract that began in 2002 and sales from the Honeywell agreements implemented during 2002. The second quarter 2002 net sales amount does not include approximately $36 million of RR T56 sales, valued at our contractual prices, made directly by Rolls-Royce to the U.S. military during the RR T56 transition program, which ended in June 2002. We received full margin for these sales and assumed responsibility for direct shipments to the U.S. military on Rolls-Royce's behalf at the end of the second quarter of 2002. If these sales had been included, Aviall's year-over-year net sales increase for the quarter would have been 10%. Excluding net sales from the RR T56 product line, higher net sales year-over-year were reported by only the general aviation/corporate sector, and the only geographic regions that posted higher year-over-year sales were the Europe and Asia-Pacific regions. Sales of products supplied by Rolls-Royce and Honeywell were $162.8 million and $96.6 million in the second quarter of 2003 and 2002, respectively.

      Net sales for Inventory Locator Service LLC, or ILS, were $7.0 million or a 3.7% increase from the $6.8 million recorded in the second quarter of 2002. This increase is the fifth consecutive year-over-year quarterly increase for ILS.

      GROSS PROFIT. Gross profit of $42.4 million was flat in the second quarter of 2003 compared to $42.5 million in the second quarter of 2002. Gross profit as a percentage of net sales was 16.9% in the second quarter of 2003 as compared to 22.0% in the second quarter of 2002. If the full sales impact of the approximately $36 million of RR T56 sales made directly by Rolls-Royce to the U.S. military were reflected in Aviall Services' net sales for the second quarter of 2002, gross profit as a percentage of net sales would have been 18.6%. The decline in the comparable gross profit percentage is primarily attributable to the increased proportion of RR T56 sales to the U.S. military.

      SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses decreased $0.3 million to $24.1 million in the second quarter of 2003 and decreased as a percentage of net sales to 9.6% from 12.7% reported in the second quarter of 2002. If the approximately $36 million of RR T56 sales made directly by Rolls-Royce to the U.S. military were reflected in Aviall Services' net sales in the second quarter of 2002, selling and administrative expenses as a percentage of net sales would have been 10.7%.

      IMPAIRMENT LOSS. The $1.7 million impairment loss resulted from the write-off of a vendor software license purchased in 2001. In the second quarter of 2003, the Company decided to pursue other cost-effective alternatives resulting from the vendor's change in strategic focus. These alternatives will allow ILS to proceed in a less expensive and more timely manner with a strategy of offering electronic marketplace capabilities from the initial contact between buyer and seller through the conclusion of a transaction, which ILS calls its "Contact to Contract" plans.

      LOSS ON EXTINGUISHMENT OF DEBT. On June 30, 2003, Aviall issued $200 million of 7 5/8% Senior Notes due 2011. A portion of the net proceeds was used to redeem the entire principal amount of Aviall Services' 14% Senior Notes due 2007. The remaining proceeds were used to repay approximately $106.3 million of outstanding indebtedness under our revolving credit facility. This refinancing resulted in a $17.3 million noncash charge arising from the extinguishment of debt.

      INTEREST EXPENSE. Interest expense decreased slightly to $5.6 million in the second quarter of 2003 from $5.7 million in the second quarter of 2002. Noncash interest expense included in the $5.6 million amounted to $1.3 million.

      INCOME TAX (BENEFIT) EXPENSE. Our income tax benefit for the second quarter of 2003 was $2.4 million, and our effective tax rate was 37.7%. Our second quarter 2002 income tax expense was $4.7 million, and our effective tax rate was 37.4%.

      NET EARNINGS (LOSS). The net loss for the second quarter of 2003 was $4.0 million compared to net earnings of $7.8 million for the second quarter of 2002.

      PREFERRED STOCK DIVIDEND. The noncash preferred stock dividend of $0.9 million in June 2003 represents accrued and unpaid dividends on the Series D Redeemable Preferred Stock prior to their conversion into shares of common stock on June 12, 2003. The noncash preferred stock dividend of $1.0 million in June 2002 resulted from the issuance of 1,035 shares of Series D Redeemable Preferred Stock as payment of the quarterly payable-in-kind dividend on the Series D Redeemable Preferred Stock due June 30, 2002.

      NONCASH REDUCTION FOR CONVERSION OF PREFERRED STOCK. The $24.3 million noncash reduction for conversion of preferred stock in June 2003 resulted from the conversion of all of our outstanding shares of Series D Redeemable Preferred Stock into 11,100,878 shares of our common stock on June 12, 2003 following a reduction by our board of directors of the conversion price of the shares of Series D Redeemable Preferred Stock from $5.80 per share to approximately $4.62 per share.

RESULTS OF OPERATIONS-SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

      NET SALES. Net sales for Aviall Services were $488.3 million, an increase of $140.9 million or 40.6%, from the $347.4 million recorded in the first six months of 2002. The increase was primarily due to higher military sales under the RR T56 contract that began in 2002, sales for the Honeywell agreements implemented during 2001 and 2002, and better-than-expected general aviation/corporate sales. The 2002 net sales amount does not include approximately $74 million of RR T56 sales, valued at our contractual prices, made directly by Rolls-Royce to the U.S. military during the RR T56 transition program, which ended in June 2002. We received full margin for these sales and assumed responsibility for direct shipments to the U.S. military on Rolls-Royce's behalf at the end of the second quarter of 2002. If these sales had been included, Aviall's year-over-year net sales increase for the first six months would have been 16%. Excluding net sales from the RR T56 product line, higher net sales year-over-year were reported by two of Aviall Services' three major sectors: general aviation/corporate and government/military. In addition, all geographic regions posted higher year-over-year sales, except for the Domestic and Latin America geographic regions. Sales of products supplied by Rolls-Royce and Honeywell were $327.8 million and $180.2 million in the first six months of 2003 and 2002, respectively.

      Net sales for ILS were $14.0 million or a 5.1% increase from the $13.3 million recorded in the first six months of 2002.

      GROSS PROFIT. Gross profit of $84.7 million increased $5.1 million or 6.4% in the first six months of 2003 compared to $79.6 million in the first six months of 2002. Gross profit as a percentage of net sales was 16.9% in the first six months of 2003 as compared to 22.1% in the first six months of 2002. If the full sales impact of the approximately $74 million of RR T56 sales made directly by Rolls-Royce to the U.S. military were reflected in Aviall Services' net sales for the first six months of 2002, gross profit as a percentage of net sales would have been 18.3%. The decline in the comparable gross profit percentage is primarily attributable to the increased proportion of RR T56 sales to the U.S. military.

      SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $0.8 million to $49.4 million in the first six months of 2003 but decreased as a percentage of net sales to 9.8% from 13.5% reported in the first six months of 2002. If the approximately $74 million of RR T56 sales made directly by Rolls-Royce to the U.S. military were reflected in Aviall Services' net sales in the first six months of 2002, selling and administrative expenses as a percentage of net sales would have been 11.2%. Included in the first six months of 2003 amount is a $0.9 million provision for doubtful accounts in the commercial airline sector, net of $0.3 million in recoveries.

      IMPAIRMENT LOSS. The $1.7 million impairment loss resulted from the write-off of a vendor software license purchased in 2001. In the second quarter of 2003, the Company decided to pursue other cost-effective alternatives resulting from the vendor's change in strategic focus. These alternatives will allow ILS to proceed in a less expensive and more timely manner with a strategy of offering electronic marketplace capabilities from the initial contact between buyer and seller through the conclusion of a transaction, which ILS calls its "Contact to Contract" plans.

      LOSS ON EXTINGUISHMENT OF DEBT. On June 30, 2003, Aviall issued $200 million of 7 5/8% Senior Notes due 2011. A portion of the net proceeds was used to redeem the entire principal amount of Aviall Services' 14% Senior Notes due 2007. The remaining proceeds were used to repay approximately $106.3 million of outstanding indebtedness under our revolving credit facility. This refinancing resulted in a $17.3 million noncash charge arising from the extinguishment of debt

      INTEREST EXPENSE. Interest expense increased $0.2 million to $11.5 million in the first six months of 2003 from $11.2 million in the first six months of 2002. Noncash interest expense included in the $11.5 million amounted to $2.7 million. This increase was primarily due to higher borrowings in 2003.

      INCOME TAX EXPENSE. Our income tax expense for the first six months of 2003 was $1.7 million, and our effective tax rate was 34.2%. Our income tax expense for the first six months of 2002 was $7.5 million, and our effective tax rate was 38.0%. The reduction in the effective tax rate year-over-year resulted primarily from the impact of the loss on the extinguishment of debt in the second quarter of 2003.

      NET EARNINGS. Net earnings for the first six months of 2003 were $3.2 million, a decrease of 74.0% compared to the $12.3 million reported in the first six months of 2002.

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

      PREFERRED STOCK DIVIDEND. The noncash preferred stock dividend of $2.0 million in the first six months of 2003 and $2.1 million in the first six months of 2002 resulted from the issuance of 1,108 shares of Series D Redeemable Preferred Stock and 2,048 shares of Series D Redeemable Preferred Stock, respectively, as payment of the quarterly payable-in-kind dividends on the Series D Redeemable Preferred Stock due in the first six months of 2003 and 2002. The 2003 noncash preferred stock dividend of $2.0 million includes $0.9 million of accrued and unpaid dividends on the Series D Redeemable Preferred Stock prior to their conversion into shares of common stock on June 12, 2003.

      NONCASH REDUCTION FOR CONVERSION OF PREFERRED STOCK. The $24.3 million noncash reduction for conversion of preferred stock in June 2003 resulted from the conversion of all of our outstanding shares of Series D Redeemable Preferred Stock into 11,100,878 shares of our common stock on June 12, 2003 following a reduction by our board of directors of the conversion price of the shares of Series D Redeemable Preferred Stock from $5.80 per share to approximately $4.62 per share.

INCOME TAXES

      Cash tax payments (refunds) made for federal, state and foreign income taxes were $0.4 million and $0.6 million for the three- and six-month periods ended June 30, 2003 compared to $(0.2) million and $0.2 million for the same periods in 2002. Our cash income tax expense is primarily related to foreign taxes on our foreign operations. Our cash income tax expense continues to be substantially lower than the U.S. federal statutory rate through the use of our U.S. federal net operating loss carryforwards. As of December 31, 2002, our estimated U.S. federal net operating loss carryforward was approximately $115.4 million, which substantially expires between 2009 and 2011.

      We periodically assess the likelihood of realizing our deferred tax assets and adjust the related valuation allowance based on the amount of deferred tax assets that we believe is more likely than not to be realized. While we believe we will generate sufficient future U.S. federal taxable income to utilize our U.S. net operating loss carryforwards before expiration, we also believe that we may not generate sufficient future taxable income in primarily state and foreign tax jurisdictions to utilize all of our net operating loss carryforwards before their expiration. To fully utilize our $60.3 million net deferred tax asset as of December 2002, we must generate $160.6 million of U.S. federal taxable income, based on current U.S. federal tax rates. We generated U.S. federal taxable income of $28.1 million, $13.8 million and $12.0 million in 2002, 2001 and 2000, respectively. The conversion of our Series D Redeemable Preferred Stock into common stock did not result in an annual limitation on the amount of our federal net operating loss carryforward that we could utilize. In addition, the future exercise of our outstanding warrants will not be deemed to be additional changes to our stock ownership, separate and apart from the original issuance of the warrants in March 2002. However, if there are additional changes to our equity ownership, particularly prior to June 30, 2004, there could be a limitation on our ability to use our federal net operating loss carryforward in the future, which could have a material adverse effect on our business. We will continue to monitor and assess the likelihood of realizing our deferred tax assets. Future changes in the valuation allowance may occur.

LIQUIDITY AND CAPITAL RESOURCES

      CASH FLOW. Net cash flow provided by operations was $42.6 million in the first six months of 2003 compared to $9.6 million in the first six months of 2002. The increase in cash flow in the first half of 2003 resulted from reduced inventory levels as compared to December 31, 2002. The increase in cash flow in the first half of 2002 resulted from sales and gross margin increases and working capital changes related to the RR T56 contract. Inventory levels as of December 31, 2002 were unusually high due to inventory purchasing at year-end to take advantage of pricing incentives. Aviall Services inventory turns decreased slightly from 2.8 turns in December 2002 to 2.6 turns in June 2003 due to slightly lower-than-expected sales volumes for some product lines. Offsetting this, the days' sales outstanding for Aviall's receivables improved from 41 days in December 2002 to 37 days in June 2003 resulting largely from the higher mix of RR T56 contract sales which have comparatively short receivable terms. Capital expenditures were $4.4 million in the first six months of 2003, including $0.8 million for noncash capital expenditures, compared to $3.1 million in the first six months of 2002. We expect capital expenditures, including noncash capital expenditures, to be approximately $12.0 million in the aggregate for 2003. Net cash flow (used for) and provided by financing activities was $(38.4) million in the first six months of 2003 compared to $5.8 million in the first six months of 2002.

      In summary, our cash provided by operating activities improved by $32.9 million to $42.6 million during the six month period ended June 30, 2003 compared to $9.6 million during the same period in 2002. This was after generating $14.8 million in working capital, defined as receivables, inventories and accounts payable, in 2003 compared to investing $20.3 million in working capital in 2002. In 2003, we used the cash provided by operating activities, as well as $0.1 million received from the issuance of common stock and $200.0 million received from the issuance of the New Senior Notes, net of $7.5 million of debt issue costs paid, to make $3.6 million of net capital expenditures, pay down $221.7 million of debt and decrease our cash overdraft position by $9.3 million. In addition, we increased our cash on hand as of June 30, 2003 by $0.6 million. In 2002, we used the cash provided by operating activities, as well as an increase in our cash overdraft position of $9.8 million and $0.2 million received from the issuance of common stock, to make $5.6 million of net capital expenditures and distribution rights and pay down $4.1 million of debt. We increased our cash on hand as of June 30, 2002 by $9.9 million.

      We believe our cash flow from operations and available credit under our credit facilities are sufficient to meet our anticipated normal working capital and operating needs for at least the next twelve months.

      CONVERTIBLE PARTICIPATING REDEEMABLE PREFERRED STOCK. On March 15, 2002, our Series B Redeemable Preferred Stock was automatically converted into 45,110 shares of Series D Redeemable Preferred Stock which as of March 15, 2002 was convertible into 7,777,584 shares of common stock. Upon conversion of the Series B Redeemable Preferred Stock, we recorded a $20.5 million deemed dividend reflecting the difference between the $8.44 closing market price of our common stock on the New York Stock Exchange on March 15, 2002 and the $5.80 conversion price of the Series D Redeemable Preferred Stock negotiated in December 2001, multiplied by the total number of shares of common stock into which the Series D Redeemable Preferred Stock could have been converted on March 15, 2002.

      On June 12, 2003, the Carlyle Investors converted all of the outstanding shares of Series D Redeemable Preferred Stock into 11,100,878 shares of our common stock, following a reduction by our board of directors of the conversion price of the shares of Series D Redeemable Preferred Stock from $5.80 per share to approximately $4.62 per share. We accounted for this reduction as a one-time $24.3 million noncash reduction to our net earnings available to common shareholders for the three- and six-month periods ended June 30, 2003. The shares of common stock issued to the Carlyle Investors as a result of the conversion represented approximately 36% of our outstanding common stock on the date of the conversion. At the time of the conversion, the outstanding shares of Series D Redeemable Preferred Stock had an aggregate liquidation preference, plus accrued and unpaid dividends, of approximately $51.3 million and a 9.0% annual payment-in-kind dividend rate.

      SENIOR UNSECURED DEBT. On June 30, 2003, we issued $200.0 million of the New Senior Notes pursuant to an offering under Rule 144A/Regulation S of the Securities Act of 1933. The New Senior Notes bear interest at 7.625% per annum and mature on July 1, 2011, unless previously redeemed at our option. We may redeem some or all of the New Senior Notes at specified redemption prices at any time after July 1, 2007. In addition, prior to July 1, 2006, we may redeem up to 35% of the New Senior Notes from the proceeds of qualifying equity offerings.

      The New Senior Notes are our senior unsecured obligations and are equal in right of payment to all of our senior indebtedness. The New Senior Notes are guaranteed on a senior unsecured basis by each of our domestic subsidiaries.

      We used the net proceeds from the issuance of the New Senior Notes to redeem the entire principal amount of the 14% Notes and to repay a portion of the outstanding revolving indebtedness under the Credit Facility. In connection with the redemption of the 14% Notes, we recorded a $17.3 million pretax loss on extinguishment which consists of a $3.2 million prepayment premium on the outstanding principal amount of the 14% Notes, $8.7 million of unamortized debt discount and $5.4 million of unamortized original debt issuance costs. While the issuance of the New Senior Notes was not registered, we expect to exchange them for new notes with nearly identical terms and conditions that are registered for exchange in accordance with the terms of a registration rights agreement we entered into in connection with the sale of the New Senior Notes.

      SENIOR SECURED DEBT. Concurrently with the issuance of the New Senior Notes, we amended the Credit Facility to permit us to issue the New Senior Notes, to redeem the 14% Notes, to permit Aviall to service the interest and principal on the New Senior Notes and to modify certain covenants to reflect, among other items, the issuance of the New Senior Notes. Our amended Credit Facility consists of a $200.0 million revolving credit and letter of credit facility due as a balloon payment in 2006, with availability determined by reference to a borrowing base calculated using our eligible accounts receivable and inventory and after deducting reserves required by the lenders. As of June 30, 2003, we had $1.6 million outstanding on the Credit Facility and issued letters of credit for $1.0 million. We had $194.1 million available for additional borrowings under the Credit Facility and our borrowing base was $196.7 million as of June 30, 2003. Borrowings under the Credit Facility bear interest, at our option, based upon either: a Eurodollar Rate plus an applicable margin ranging from 2.5% to 3.0% depending upon our financial ratios or a Base Rate plus an applicable margin ranging from 1.5% to 2.0% depending upon the same financial ratios. We utilize both of these interest rate options. As of June 30, 2003, the average interest rate on the Credit Facility was 5.75%. A commitment fee of 0.5% is payable quarterly on the unused portion of the Credit Facility. Obligations under the Credit Facility are collateralized by substantially all of our domestic assets and 65.0% of the stock of each of our foreign subsidiaries. The Credit Facility also contains default clauses that permit the acceleration of all amounts due following the maturity of an event of default at the discretion of the lenders, and lock-box provisions that apply our cash collections to outstanding borrowings. Based on the terms of the Credit Facility and pursuant to EITF Issue No. 95-22, "Balance Sheet Classification of Revolving Credit Agreement Obligations Involving Lock-Box Arrangements," we have classified amounts outstanding under the Credit Facility as current.

      We also maintain a revolving credit facility in Canada. The CAD $6.0 million credit facility is currently available and had an outstanding balance at June 30, 2003 equivalent to U.S. $0.4 million.

      DEBT COVENANTS. The Credit Facility contains various restrictive operating and financial covenants, including several that are based on earnings before interest, taxes, depreciation, amortization, extraordinary gains or losses, and one-time items, or Adjusted EBITDA. Our Adjusted EBITDA for the trailing four quarters ended June 30, 2003 was $77.3 million, composed of $19.3 million, $18.2 million, $20.2 million and $19.6 million during the third and fourth quarters of 2002 and the first and second quarters of 2003, respectively.

      We must comply with a maximum leverage ratio covenant that measures the ratio of our outstanding debt to our Adjusted EBITDA for the trailing four quarters. This maximum leverage ratio covenant was initially set at 4.25 to 1 on December 31, 2002, and it will periodically decline until it reaches 2.50 to 1 for December 31, 2004 and all periods thereafter. As of June 30, 2003, the required ratio was 3.50 to 1. We must also comply with a minimum interest coverage ratio covenant that measures the ratio of our Adjusted EBITDA for the trailing four quarters to our interest expense during the trailing four quarters. The minimum interest coverage ratio covenant was initially set at 2.50 to 1 on December 31, 2002 and will periodically increase until it reaches 3.50 to 1 for December 31, 2004 and all periods thereafter. As of June 30, 2003, the required ratio was 2.50 to 1. Furthermore, we must maintain a tangible net worth at or above certain levels. At December 31, 2002, we were required to have a minimum tangible net worth of $160.9 million. Our tangible net worth covenant will periodically increase until it reaches $315.3 million on December 31, 2006, at which time it will expire. As of June 30, 2003, the required tangible net worth was $177.3 million. Finally, we must limit our capital expenditures to no more than $14.0 million for 2003, which includes allowed carryover spending from 2002, and $11.0 million for each of 2004, 2005 and 2006.

      The New Senior Notes also contain various restrictive covenants. We may not incur additional indebtedness unless we maintain a consolidated interest coverage ratio of at least 2.0 to 1.0 or unless the debt is otherwise permitted under the indenture. The consolidated interest coverage ratio measures the ratio of our EBITDA, as defined in the indenture relating to the New Senior Notes, for the trailing four quarters to our interest expense for such quarters. Subject to specified exceptions, we may not make payments on or redeem our capital stock, make certain investments or make other restricted payments unless we maintain a consolidated interest coverage ratio of at least 2.0 to 1.0 and otherwise have available 50% of cumulative consolidated net income or capital stock sale proceeds from which such payments may be made. Our ability to incur liens is limited to the extent not expressly permitted or to the extent the New Senior Notes are not equally and ratably secured. We may not sell or otherwise dispose of any of the capital stock of our subsidiaries unless specifically authorized. We must receive fair market value for any asset sales and the consideration must be paid at least 75% in cash, cash equivalents or assumed liabilities. To the extent such proceeds are received, we must reinvest any proceeds exceeding $10 million in additional assets within a period of 365 days or thereafter repay senior debt or repurchase New Senior Notes. Additionally, we must repurchase the New Senior Notes at a price equal to 101% of the principal amount of the New Senior Notes upon a change of control. The indenture relating to the New Senior Notes also contains additional covenants.

      We are currently, and expect to remain, in compliance for at least the next twelve months in all material respects with the covenants in the Credit Facility and the New Senior Notes.

      The following table presents a reconciliation of our EBITDA and Adjusted EBITDA, as defined in the Credit Facility, to net earnings (loss) for the trailing four quarters ended June 30, 2003:


                                           THIRD QUARTER  FOURTH QUARTER   FIRST QUARTER   SECOND QUARTER
(IN THOUSANDS)                                 2002           2002             2003             2003            TOTAL
-------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                          $ 6,922         10,449            7,170           (3,964)         20,577
Earnings from discontinued
   operations                                     --         (3,026)              --               --          (3,026)
-------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing
   operations                                  6,922          7,423            7,170           (3,964)         17,551
Plus:
   Income tax expense (benefit)                3,510          2,146            4,064           (2,395)          7,325
   Interest expense                            5,600          5,735            5,863            5,609          22,807
   Depreciation and amortization
      expense                                  3,189          3,129            3,449            3,532          13,299
-------------------------------------------------------------------------------------------------------------------------
EBITDA                                        19,221         18,433           20,546            2,782          60,982
Other noncash charges                             --             --               --           17,315          17,315
Noncash (gains) losses                            95           (221)            (328)            (534)           (988)
-------------------------------------------------------------------------------------------------------------------------
Adjusted EBITDA                              $19,316         18,212           20,218           19,563          77,309
-------------------------------------------------------------------------------------------------------------------------

      The Adjusted EBITDA calculation above is prepared in accordance with the terms of the Credit Facility. The noncash gains and losses and other noncash charges, which are included in the Adjusted EBITDA calculation in accordance with the terms of the Credit Facility, may occur again in the future. Depreciation and amortization expense above excludes debt issue cost and debt discount amortization. Adjusted EBITDA is presented solely to provide information on our debt covenants, and EBITDA and Adjusted EBITDA should not be considered an alternative to operating results or cash flows calculated in accordance with generally accepted accounting principles.

      CONTRACTUAL OBLIGATIONS. The following table sets forth our remaining contractual obligations as of June 30, 2003 for the periods shown (in thousands):

                                                             REMAINDER
CONTRACTUAL OBLIGATION                          TOTAL         OF 2003     2-3 YEARS    4-5 YEARS   THEREAFTER
----------------------------------------------------------------------------------------------------------------
Debt                                         $204,887            255        2,609           20        202,003
Capital lease obligations                       5,749          1,402        3,700          647             --
Operating leases                               34,934          4,129       13,178        7,424         10,203
Purchase commitments                          256,100        256,100           --           --             --
----------------------------------------------------------------------------------------------------------------
Total contractual cash obligations           $501,670        261,886       19,487        8,091        212,206
----------------------------------------------------------------------------------------------------------------


SUMMARIZED ARTICLE 11 PRO FORMA FINANCIAL INFORMATION. The following table presents summarized pro forma financial information, in accordance with Article 11 of Regulation S-X, to reflect, on a pro forma basis, our net earnings for the three- and six-month periods ended June 30, 2003 and 2002 as if the refinancing and preferred stock conversion had been completed prior to January 1, 2002. Included is a reconciliation of our actual net earnings (loss) applicable to common shares with our pro forma net earnings and pro forma diluted net earnings per share. Management believes this pro forma presentation is beneficial to investors to provide information on how these consummated transactions would have affected the historical financial statements had they occurred at an earlier date. The refinancing and preferred stock conversion transactions in June 2003 significantly changed our debt and capital structure. The preferred stock conversion resulted in significant dilution to our common shares outstanding due to the issuance of 11 million additional common shares, and the refinancing lowered our net interest expense. Management believes this summary of pro forma financial information provides it with a mechanism to evaluate year-over-year operating performance on a comparable basis without including the costs associated with the preferred stock, the issuance of new debt and the retirement of old debt.

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                       JUNE 30,
                                                         ----------------------------------------------------------
(IN THOUSANDS)                                                2003            2002          2003          2002
-------------------------------------------------------------------------------------------------------------------
Net earnings (loss) applicable to common shares          $    (29,206)        6,742       (23,145)       (10,280)
Pro forma adjustments:
   Deemed dividend from beneficial conversion
      feature                                                      --            --            --         20,533
   Preferred stock dividends                                      907         1,038         2,016          2,053
   Noncash reduction for conversion of preferred
      stock                                                    24,335            --        24,335             --
   Net interest expense adjustment, net of tax                    322           457           743            735
   Loss on extinguishment of debt, net of tax                  11,385            --        11,385             --
-------------------------------------------------------------------------------------------------------------------
Pro forma net earnings                                   $      7,743         8,237        15,334         13,041
-------------------------------------------------------------------------------------------------------------------

Pro forma diluted net earnings per share                 $       0.24          0.26          0.48           0.42
Pro forma weighted average common and
   potentially dilutive common shares                      32,019,204    31,806,504    31,866,942     30,948,702
-------------------------------------------------------------------------------------------------------------------

      The pro forma adjustments, which are directly attributable to the transactions discussed above, include a) the noncash deemed dividend from the issuance of the Series D Redeemable Preferred Stock in March 2002, b) the quarterly dividends paid on the Series D Redeemable Preferred Stock, c) a noncash reduction of earnings available to common shareholders for the conversion of all shares of our Series D Redeemable Preferred Stock into shares of common stock, d) an after-tax adjustment reflecting the lower interest expense of the pro forma interest expense on our new debt over our old debt, and
e) an after-tax charge of $11.4 million to write-off unamortized deferred financing costs on our old debt in connection with the refinancing.

NEW ACCOUNTING PRONOUNCEMENTS

      On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, or SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 represents the first phase of the FASB's project on liabilities and equity and requires financial instruments that meet the definitions in the statement to be classified as liabilities. SFAS 150 requires that mandatorily redeemable preferred stock be classified and accounted for as a liability. However, it excludes from its scope convertible instruments, which will be addressed in the second phase of the FASB's project. SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003. Because our convertible redeemable preferred stock was converted to common stock on June 12, 2003, the adoption of this statement will not have an effect on our consolidated financial position and results of operations.

      On April 30, 2003, the FASB issued Statement of Financial Accounting Standards No. 149, or SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments to incorporate decisions made by the Derivatives Implementation Group. The statement is generally effective for contracts or hedging relationships entered into after June 30, 2003. We believe the adoption of this statement will not have a significant effect on our consolidated financial position or results of operations.

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

      While we believe our current reserves for doubtful accounts are adequate, we could be negatively affected if our receivables from several of our major customers become uncollectible. We regularly review our exposure to these customers to determine appropriate loss reserve amounts and credit limits, if any, that should be recorded to cover our potential loss, as well as determining the strategies that could minimize exposure in the case of bankruptcy. During the third quarter of 2002, US Airways Group and Vanguard Airlines each filed for bankruptcy protection. During the fourth quarter of 2002, United Airlines filed for bankruptcy and US Airways Group filed a plan of reorganization. During the first quarter of 2003, Air Canada filed for bankruptcy. Aviall Services' net sales to these customers combined during 2002 and the first six months of 2003 were less than $5.6 million and $2.5 million, respectively.

      The length of time required for a recovery of the global commercial aviation sector is not known, and the recovery could be further threatened by a number of factors, including slower economic growth, foreign political instability, or acts of war or terrorism. However, general aviation/corporate flight activity generally remained relatively stable during 2002 and into 2003, although both sectors have recently exhibited a weakness in flight-related activity. At the same time, the U.S. military and other foreign militaries, which utilize airframes powered by the RR T56 engine, have significantly increased their flight activities in connection with increased military and other government-sponsored operations around the world. Our RR T56 military business has benefited us materially by broadening our product offering and offsetting the continuing slowdown in commercial aviation as the use of these aircraft increased to deal with strategic threats in the Middle East.

      In 2003, we have a purchase commitment to Rolls-Royce that requires us to purchase $367.4 million of RR T56 parts. We also have a similar requirement to purchase not less than $103 million of Rolls-Royce Model 250 series gas turbine parts. As of June 30, 2003, we have purchased $171.8 million of RR T56 parts and $42.5 million of Rolls-Royce Model 250 parts. Based on our current plans and our sales and marketing activities, we expect to fulfill the remainder of these obligations in the ordinary course of business. We currently have no future contractual inventory purchase commitments beyond 2003 except those required under normal purchasing lead times. Both of the Rolls-Royce contracts continue to meet our revenue expectations. In addition, we expect the current sales levels under these contracts to continue into the foreseeable future.

      In the first six months of 2003, Aviall Services' net sales were derived approximately 54% from government/military sales, 25% from general aviation/corporate sales and 21% from commercial airline sales. We are pursuing a number of opportunities for additional growth; however, we do not have any immediate prospects that could represent an opportunity of the magnitude of the RR T56 contract in 2003 or beyond. Accordingly, our sales are unlikely to grow by a similar amount in the future.

      While our revenue in the first half of 2003 increased by 40%, our selling and administrative expenses for the same period experienced only a 2% increase. This continues to demonstrate our belief that both Aviall Services and ILS are scalable businesses with significant portions of their expenses being relatively fixed in the short-term. This scalability produces positive results in a growing marketplace as evidenced by the impact of the RR T56 agreement.

      In 2002, ILS experienced a slight decrease in commercial airline-related subscribers. This decrease was partially offset by an increase in the number of government-related and general aviation/corporate subscribers. As a result, ILS has not experienced a material adverse impact on its business as a result of the economic downturn. This stability has been maintained during the first half of 2003. ILS is continuing to develop, evolve and improve its electronic marketplace offerings to mitigate the prolonged effects of the economic downturn and to improve its competitiveness. However, to do this, it has to, among other things, adapt various software packages to meet the needs of its customers. The software packages are extremely complex and do not always provide the promised flexibility required by ILS's customer base. Therefore, the deployment of the software requires significant alterations which may cause ILS to incur unplanned, potentially significant costs. For example, in the second quarter of 2003, ILS took a $1.7 million write-off for a vendor software license purchased in 2001 due to a change in the vendor's strategic focus and the availability of other less expensive software alternatives.

FORWARD-LOOKING STATEMENTS

      This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that are based on the beliefs of our management, as well as assumptions and estimates made by, and information currently available to, our management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to risks, uncertainties and assumptions relating to our operations and results of operations as well as those of our customers and suppliers, including as a result of competitive factors and pricing pressures, shifts in market demand, general economic conditions and other factors including, among others, those that affect flight activity in the commercial, business, government/military, and general/corporate aviation segments, the business activities of our customers and suppliers, developments in information and communication technology and potential limitations on our ability to realize our deferred tax assets. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described in the forward-looking statements.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk from changes in interest rates and foreign exchange rates. From time to time, we have used financial instruments to offset these risks. These financial instruments are not used for trading or speculative purposes. We did not experience any significant changes in market risk during the first six months of 2003. Our market risk is described in more detail in "Item 7A: Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4:  CONTROLS AND PROCEDURES

      The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

      There were no changes to our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

      Not applicable.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

      Not applicable.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       We held our 2003 Annual Meeting of Stockholders on June 26, 2003, and the matters voted upon at that meeting were the following:

      The election of Alberto F. Fernandez, Paul E. Fulchino and Arthur E. Wegner to serve as directors for a term expiring at our 2006 Annual Meeting of Stockholders.

                  Nominee                           Votes For                   Votes Withheld
                  -------                           ---------                   --------------
             Alberto F. Fernandez                  22,163,672                    3,258,811
             Paul E. Fulchino                      25,232,717                      189,766
             Arthur E. Wegner                      22,167,365                    3,255,118

      The approval of an amendment to the Aviall, Inc. Amended and Restated 1998 Directors Stock Plan to provide for the following changes:

      - the maximum number of shares of common stock that can be issued pursuant to option grants to each eligible director in any fiscal year increased from 3,000 shares of common stock to 5,000 shares of common stock;

      - the grant date for the issuance of shares of restricted common stock and options changed from the first New York Stock Exchange trading day in July of each calendar year to the first New York Stock Exchange trading day in February of each calendar year effective as of January 2004;

      - the vesting date for grants of shares of restricted common stock changed from the six-month anniversary of the grant date to the eleven-month anniversary of the grant date effective as of January 2004; and

      - the earliest date at which options can be exercised changed from the six-month anniversary of the grant date to the eleven-month anniversary of the grant date effective as of January 2004.

          Votes For       Votes Against         Votes Abstaining        Broker Non-Vote
          ---------       -------------         ----------------        ---------------
         24,052,577          1,331,220              36,686                  None

ITEM 5: OTHER INFORMATION

      Not applicable.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

            EXHIBIT
              NO.                            DESCRIPTION
           --------     --------------------------------------------------------
            4.1         Investor Rights Agreement, dated as of June 12, 2003, by
                        and among Aviall, Inc., Carlyle Partners III, L.P., CP
                        III Coinvestment, L.P., Carlyle High Yield Partners,
                        L.P. and Carlyle-Aviall Partners II, L.P. (Exhibit 4.1
                        to Aviall, Inc.'s Current Report on Form 8-K, dated as
                        of June 12, 2003 and incorporated by reference herein)

            4.2         Form of 7 5/8% Senior Note due 2011 of Aviall, Inc.

            4.3 Indenture, dated as of June 30, 2003, by and between Aviall, Inc. and The Bank of New York, as Trustee, relating to Aviall, Inc.'s 7 5/8% Senior Notes due 2011

            4.4.        Registration Rights Agreement, dated as of June 30,
                        2003, by and among Aviall, Inc., certain subsidiaries of Aviall, Inc. party thereto, Citigroup Global Markets
                        Inc., Credit Suisse First Boston LLC and Wachovia
                        Securities, LLC

            10.1 Purchase Agreement, dated as of June 25, 2003, by and among Aviall, Inc., certain subsidiaries of Aviall, Inc.
                        party thereto, Citigroup Global Markets Inc., Credit
                        Suisse First Boston LLC and Wachovia Securities, LLC

            10.2 Second Amended and Restated Credit Agreement, dated as of June 30, 2003, by and among Aviall, Inc., Aviall
                        Services, Inc., Citicorp USA, Inc. and the lenders and issuers party thereto

            10.3        Amendment Number Two to the Aviall, Inc. Amended and
                        Restated 1998 Directors Stock Plan, dated as of June 26,
                        2003

            31.1        Certification of Chief Executive Officer pursuant to
                        Rule 13a-14(a) of the Securities Exchange Act of 1934

            31.2        Certification of Chief Financial Officer pursuant to
                        Rule 13a-14(a) of the Securities Exchange Act of 1934

            32.1 Certifications pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section
                        1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

           A Form 8-K was filed on May 7, 2003, under Item 9, announcing that we issued a press release regarding our financial results for the quarter ended March 31, 2003.

           A Form 8-K was filed on June 13, 2003, under Item 5, announcing that affiliates of The Carlyle Group converted all of our Series D Redeemable Preferred Stock into 11,100,878 shares of our common stock and that we had entered into an Investor Rights Agreement with affiliates of The Carlyle Group.

           A Form 8-K was filed on June 13, 2003, under Item 5, announcing that we issued a press release regarding our proposal to make an offering of New Senior Notes.

           A Form 8-K was filed on June 13, 2003, and a subsequent amendment to this Form 8-K was filed on June 23, 2003, each under Item 9, furnishing certain information previously provided to investors regarding the proposed offering of the New Senior Notes.

           A Form 8-K was filed on June 26, 2003, under Item 5, announcing that we issued a press release regarding the pricing of the New Senior Notes and the application of the proceeds from the sale of the New Senior Notes.

           A Form 8-K was filed on June 26, 2003, under Item 9, announcing the effect of the sale of the New Senior Notes and conversion of the Series D Redeemable Preferred Stock on our net earnings, EBITDA and earnings (loss) per share.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AVIALL, INC.


August 12, 2003                By:  /s/ Colin M. Cohen
                                    -------------------------------
                                    Colin M. Cohen
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)

                                INDEX TO EXHIBITS

           EXHIBIT
              NO.                             DESCRIPTION
          --------      --------------------------------------------------------
            4.1         Investor Rights Agreement, dated as of June 12, 2003, by
                        and among Aviall, Inc., Carlyle Partners III, L.P., CP
                        III Coinvestment, L.P., Carlyle High Yield Partners,
                        L.P. and Carlyle-Aviall Partners II, L.P. (Exhibit 4.1
                        to Aviall, Inc.'s Current Report on Form 8-K, dated as
                        of June 12, 2003 and incorporated by reference herein)

            4.2         Form of 7 5/8% Senior Note due 2011 of Aviall, Inc.

            4.3 Indenture, dated as of June 30, 2003, by and between Aviall, Inc. and The Bank of New York, as Trustee, relating to Aviall, Inc.'s 7 5/8% Senior Notes due 2011

            4.4         Registration Rights Agreement, dated as of June 30,
                        2003, by and among Aviall, Inc., certain subsidiaries of Aviall, Inc. party thereto, Citigroup Global Markets
                        Inc., Credit Suisse First Boston LLC and Wachovia
                        Securities, LLC

            10.1 Purchase Agreement, dated as of June 25, 2003, by and among Aviall, Inc., certain subsidiaries of Aviall, Inc.
                        party thereto, Citigroup Global Markets Inc., Credit
                        Suisse First Boston LLC and Wachovia Securities, LLC

            10.2 Second Amended and Restated Credit Agreement, dated as of June 30, 2003, by and among Aviall, Inc., Aviall
                        Services, Inc., Citicorp USA, Inc. and the lenders and issuers party thereto

            10.3        Amendment Number Two to the Aviall, Inc. Amended and
                        Restated 1998 Directors Stock Plan, dated as of June 26,
                        2003

            31.1        Certification of Chief Executive Officer pursuant to
                        Rule 13a-14(a) of the Securities Exchange Act of 1934

            31.2        Certification of Chief Financial Officer pursuant to
                        Rule 13a-14(a) of the Securities Exchange Act of 1934

            32.1 Certifications pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section
                        1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002