Form 10-Q/A
period 2003-06-30
AVIALL INC
filed 2003-08-21
CIK 701650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-12380

AVIALL, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-0433083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2750 Regent Boulevard DFW Airport, Texas	75261-9048
(Address of principal executive offices)	(Zip Code)

(972) 586-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The number of shares of common stock, par value $0.01 per share, outstanding at August 4, 2003 was 31,428,632.

PART I—FINANCIAL INFORMATION

The following table amends and restates in its entirety the first table under “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Covenants” in Part I – Financial Information of its quarterly report on Form 10-Q for the quarterly period ended June 30, 2003.

(In thousands)	Third quarter 2002	Fourth quarter 2002	First quarter 2003	Second quarter 2003	Total
Net earnings (loss)	$6,922	10,449	7,170	(3,964)	20,577
Earnings from discontinued operations	—	(3,026)	—	—	(3,026)

Earnings (loss) from continuing operations	6,922	7,423	7,170	(3,964)	17,551
Plus:
Income tax expense (benefit)	3,510	2,146	4,064	(2,395)	7,325
Interest and related expense (1)	5,600	5,735	5,863	22,923	40,121
Depreciation and amortization expense	3,189	3,129	3,449	3,532	13,299

EBITDA	19,221	18,433	20,546	20,096	78,296
Noncash (gains) losses	95	(221)	(328)	(534)	(988)

Adjusted EBITDA	$19,316	18,212	20,218	19,562	77,308

(1)	Interest and related expense includes the loss on extinguishment of debt in the quarter ended June 30, 2003.

PART II—OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIALL, INC.

August 21, 2003	By:	/s/ Colin M. Cohen
Colin M. Cohen Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

4