Form 10-Q
period 2003-09-30
AVIALL INC
filed 2003-11-12
CIK 701650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares of common stock, par value $0.01 per share, outstanding at November 7, 2003 was 31,561,980.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

AVIALL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net sales	$249,449	221,951	751,787	582,663
Cost of sales	207,938	182,817	625,549	463,911

Gross profit	41,511	39,134	126,238	118,752
Selling and administrative expenses	25,041	23,102	74,399	71,628
Impairment loss	—	—	1,707	—

Operating income	16,470	16,032	50,132	47,124
Loss on extinguishment of debt	—	—	17,315	—
Interest expense	4,938	5,600	16,410	16,843

Earnings before income taxes	11,532	10,432	16,407	30,281
Provision for income taxes	3,366	3,510	5,035	11,053

Net earnings	8,166	6,922	11,372	19,228
Less deemed dividend from beneficial conversion feature	—	—	—	(20,533)
Less preferred stock dividends	—	(1,061)	(2,016)	(3,114)
Less noncash reduction for conversion of preferred stock	—	—	(24,335)	—

Net earnings (loss) applicable to common shares	$8,166	5,861	(14,979)	(4,419)

Basic net earnings (loss) per share	$0.26	0.22	(0.70)	(0.24)
Weighted average common shares	31,095,455	18,472,479	24,105,082	18,412,992

Diluted net earnings (loss) per share	$0.25	0.22	(0.70)	(0.24)
Weighted average common and potentially dilutive common shares	32,524,974	29,154,004	30,626,755	27,090,311

See accompanying notes to consolidated financial statements.

AVIALL, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$31,162	4,997
Receivables	107,802	95,222
Inventories	303,153	348,027
Prepaid expenses and other current assets	3,498	2,166
Deferred income taxes	23,266	23,266

Total current assets	468,881	473,678

Property and equipment	32,242	32,604
Goodwill	46,843	46,843
Intangible assets	52,050	49,567
Deferred income taxes	33,753	37,013
Other assets	12,886	12,759

Total assets	$646,655	652,464

Liabilities, Convertible Redeemable Preferred Stock and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,816	3,207
Revolving line of credit	—	140,301
Accounts payable	108,229	114,263
Accrued expenses	39,613	37,736

Total current liabilities	151,658	295,507

Long-term debt, net of unamortized discount of $9,652 at December 31, 2002	204,839	77,899
Other liabilities	4,590	6,086
Commitments and contingencies	—	—
Convertible redeemable preferred stock (160,000 shares authorized at December 31, 2002; 49,301 shares issued and outstanding at December 31, 2002; none authorized or outstanding at September 30, 2003)	—	44,370
Shareholders’ equity:
Common stock ($0.01 par value, 80,000,000 shares authorized; 33,522,137 shares and 21,612,380 shares issued at September 30, 2003 and December 31, 2002, respectively)	335	216
Additional paid-in capital	432,729	361,377
Accumulated deficit	(114,705)	(99,726)
Treasury stock, at cost (2,007,887 shares at September 30, 2003 and December 31, 2002)	(27,789)	(27,789)
Unearned compensation - restricted stock	(895)	(1,369)
Accumulated other comprehensive loss	(4,107)	(4,107)

Total shareholders’ equity	285,568	228,602

Total liabilities, convertible redeemable preferred stock and shareholders’ equity	$646,655	652,464

See accompanying notes to consolidated financial statements.

AVIALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2003	2002
Operating activities:
Net earnings	$11,372	19,228
Loss on extinguishment of debt	17,315	—
Impairment loss	1,707	—
Depreciation and amortization	13,747	12,774
Deferred income taxes	3,299	10,181
Paid-in-kind interest	405	537
Compensation expense on restricted stock awards	474	283
Changes in:
Receivables	(12,580)	(31,482)
Inventories	44,874	(50,013)
Accounts payable	12,899	56,895
Accrued expenses	(1,372)	(4,605)
Other, net	(2,701)	(1,214)

Net cash provided by operating activities	89,439	12,584

Investing activities:
Purchase of distribution rights	(7,200)	(9,219)
Capital expenditures	(6,143)	(4,307)
Sales of property, plant and equipment	—	131

Net cash used for investing activities	(13,343)	(13,395)

Financing activities:
Debt proceeds	200,078	—
Net change in revolving credit facility	(140,301)	(1,251)
Debt repaid	(83,810)	(1,794)
Cash overdrafts	(18,933)	6,273
Debt issue costs paid	(7,818)	(89)
Issuance of common stock	854	585
Purchase of treasury stock	—	(40)
Cash dividends paid on redeemable preferred stock	(1)	(7)

Net cash (used for) provided by financing activities	(49,931)	3,677

Change in cash and cash equivalents	26,165	2,866
Cash and cash equivalents, beginning of period	4,997	2,526

Cash and cash equivalents, end of period	$31,162	5,392

Cash paid for interest and income taxes:
Interest	$9,770	13,399
Income taxes	$274	430
Noncash investing and financing activities:
Conversion of redeemable preferred stock into common stock	$46,385	—
Noncash reduction in retained earnings due to conversion of redeemable preferred stock	$24,335	—
Dividends on redeemable preferred stock	$2,015	23,640
Property and equipment acquired with debt	$1,224	—
Issuance of warrants	$—	11,060

See accompanying notes to consolidated financial statements.

AVIALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for Aviall, Inc. for the year ended December 31, 2002.

NOTE 2 - STOCK-BASED COMPENSATION

We account for our stock-based compensation plans in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” and related interpretations. All options granted under our plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, no compensation cost related to these plans is included in net earnings. We also make the appropriate disclosures as required by Statement of Financial Accounting Standards No. 123, or SFAS 123, “Accounting for Stock-Based Compensation,” and Statement of Financial Accounting Standards No. 148, or SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FAS 123.” Awards of restricted stock are valued at the market price of our common stock on the date of grant and recorded as unearned compensation within shareholders’ equity. The unearned compensation is amortized to compensation expense over the vesting period of the restricted stock.

The following table illustrates the effect on net earnings and earnings per share, or EPS, if we had applied the fair-value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net earnings, as reported	$8,166	6,922	11,372	19,228
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(474)	(343)	(1,069)	(972)

Pro forma net earnings	$7,692	6,579	10,303	18,256

Earnings (loss) per share:
Basic - as reported	$0.26	0.22	(0.70)	(0.24)
Basic - pro forma	$0.25	0.21	(0.74)	(0.29)

Diluted - as reported	$0.25	0.22	(0.70)	(0.24)
Diluted - pro forma	$0.24	0.21	(0.74)	(0.29)

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

On May 15, 2003, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 150, or SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 represents the first phase of the FASB’s project on liabilities and equity and requires financial instruments that meet the definitions in the statement to be classified as liabilities. SFAS 150 requires that mandatorily redeemable preferred stock be classified and accounted for as a liability. However, it excludes from its scope convertible instruments, which will be addressed in the second phase of the FASB’s project. SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003. Because our convertible redeemable preferred stock was converted to common stock on June 12, 2003, the adoption of this statement will not have an effect on our consolidated financial position and results of operations.

On April 30, 2003, the FASB issued Statement of Financial Accounting Standards No. 149, or SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments to incorporate decisions made by the Derivatives Implementation Group. The statement is generally effective for contracts or hedging relationships entered into after June 30, 2003. We believe the adoption of this statement will not have a significant effect on our consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. Because the Company has no current or planned variable interest entities, the adoption of this statement will not have a significant effect on our consolidated financial position and results of operations.

NOTE 4 - SEGMENT INFORMATION

The following tables present information by operating segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Net Sales	2003	2002	2003	2002
Aviall Services	$242,464	215,078	730,778	562,450
ILS	6,985	6,873	21,009	20,213

Total net sales	$249,449	221,951	751,787	582,663

Profit
Aviall Services	$17,165	15,875	52,685	47,678
ILS	2,703	2,424	5,773	7,065

Reportable segment profit	19,868	18,299	58,458	54,743
Loss on extinguishment of debt	—	—	(17,315)	—
Corporate	(3,398)	(2,267)	(8,326)	(7,619)
Interest expense	(4,938)	(5,600)	(16,410)	(16,843)

Earnings before income taxes	$11,532	10,432	16,407	30,281

NOTE 5 - EARNINGS PER SHARE

A reconciliation of the numerator and denominator of the basic and diluted net EPS calculations for net earnings follows:

	Three months ended September 30,		Nine months ended September 30,
Numerator (In thousands)	2003	2002	2003	2002
Net earnings	$8,166	6,922	11,372	19,228
Preferred stock dividends	—	(1,061)	(2,016)	(23,647)
Noncash reduction for conversion of preferred stock	—	—	(24,335)	—

Net earnings (loss) available for distribution	8,166	5,861	(14,979)	(4,419)
Undistributed earnings allocated to participating preferred stockholders	—	(1,791)	(1,847)	—

Net earnings (loss) for purposes of computing basic net earnings (loss) per share	8,166	4,070	(16,826)	(4,419)
Preferred stock dividends	—	1,061	2,016	23,647
Noncash reduction for conversion of preferred stock	—	—	24,335	—
Undistributed earnings allocated to participating preferred stockholders	—	1,791	1,847	—

Net earnings for purposes of computing diluted net earning per share	$8,166	6,922	11,372	19,228

Denominator
Weighted average common shares outstanding for purposes of computing basic net earnings per share	31,095,455	18,472,479	24,105,082	18,412,992
Effect of dilutive securities:
Stock options	799,167	612,513	412,291	349,210
Restricted stock rights	362,124	225,791	346,728	214,178
Warrants	268,228	1,712,534	637,077	1,263,603
Convertible redeemable preferred stock	—	8,130,687	5,125,577	6,850,328

Weighted average common shares outstanding for purposes of computing diluted net earnings per share	32,524,974	29,154,004	30,626,755	27,090,311

Basic EPS is generally computed by allocating net earnings (loss) available for distribution to the common and participating preferred shareholders using the “two-class” method prescribed by Statement of Financial Accounting Standards No. 128, or SFAS 128, “Earnings per Share.” For the three months ended September 30, 2002 and the nine months ended September 30, 2003, net earnings (loss) is reduced by dividends to preferred stockholders to arrive at net earnings (loss) available for distribution. Net earnings (loss) available for distribution is then allocated between the common and participating preferred stockholders based on the weighted average common and preferred shares outstanding, on an as-converted basis. Diluted EPS is computed using the if-converted method by dividing net earnings by the weighted average number of common and dilutive potential common shares outstanding during the period.

For the three months ended September 30, 2003 and the nine months ended September 30, 2002, basic EPS is computed by dividing net earnings (loss) available for distribution by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net earnings (loss) by the weighted average number of common and dilutive potential common shares outstanding during the period.

Diluted EPS was not dilutive, or lower than basic, for the nine month period ended September 30, 2003 and the three- and nine-month periods ended September 30, 2002 and is therefore presented equal to basic EPS.

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

In connection with the redemption of the 14% Notes, we recorded a $17.3 million pretax loss on extinguishment which consists of a $3.2 million prepayment premium on the outstanding principal amount of the 14% Notes, $8.7 million of unamortized debt discount and $5.4 million of unamortized original debt issuance costs. In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, or SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” We adopted SFAS 145 on January 1, 2003. As a result of the adoption, these unamortized costs, along with the prepayment premium, are included in earnings from continuing operations instead of being treated as an extraordinary item net of tax.

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

On June 12, 2003, affiliates of the Carlyle Group, or the Carlyle Investors, converted all of the outstanding shares of Series D Redeemable Preferred Stock into 11,100,878 shares of our common stock, following a reduction by our board of directors of the conversion price of the shares of Series D Redeemable Preferred Stock from $5.80 per share to approximately $4.62 per share. We accounted for this reduction in the conversion price as a $24.3 million noncash reduction to our net earnings available to common shareholders for the nine-month period ended September 30, 2003. The shares of common stock issued to the Carlyle Investors as a result of the conversion represented approximately 36% of our outstanding common stock on the date of conversion. At the time of the conversion, the outstanding shares of Series D Redeemable Preferred Stock had an aggregate liquidation preference, plus accrued and unpaid dividends, of approximately $51.3 million and a 9.0% annual payment-in-kind dividend rate. No shares of Series D Redeemable Preferred Stock remain outstanding.

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

The condensed consolidating financial information presents the consolidating balance sheets as of September 30, 2003 and December 31, 2002, the related statements of income for the three- and nine-month periods ended September 30, 2003 and 2002 and the statements of cash flows for the nine month periods ended September 30, 2003 and 2002 with separate columns for:

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

Pursuant to the terms of the Credit Facility, no subsidiary of Aviall other than Aviall Services may pay cash dividends to Aviall. Aviall Services may only pay cash dividends to Aviall for the purpose of funding (i) ordinary operating expenses and scheduled debt service and (ii) payments by Aviall of taxes in respect of Aviall and its subsidiaries, up to the amount that would be payable by Aviall Services, on a consolidated basis, if it were the taxpayer. Additionally, the Credit Facility restricts intercompany loans made to Aviall from its direct and indirect subsidiaries, with the exception of intercompany loans made by Aviall Services to fund required payments under the New Senior Notes. The net assets of consolidating subsidiaries subject to these restrictions were $589.8 million at December 31, 2002.

CONSOLIDATED STATEMENT OF INCOME

	Three months ended September 30, 2003
(In thousands)	Parent	Guarantor subsidiaries	Nonguarantor subsidiaries	Eliminations	Consolidated total
Net sales	$—	237,347	26,098	(13,996)	249,449
Cost of sales	—	200,863	21,071	(13,996)	207,938

Gross profit	—	36,484	5,027	—	41,511
Selling and administrative expenses	8	22,004	3,029	—	25,041
Impairment loss	—	—	—	—	—

Operating (expense) income	(8)	14,480	1,998	—	16,470
Interest expense (income)	(4,466)	9,344	60	—	4,938
Equity in (earnings) loss of subsidiaries	(5,322)	(1,410)	—	6,732	—

Earnings (loss) before income taxes	9,780	6,546	1,938	(6,732)	11,532
Provision (benefit) for income taxes	1,614	1,224	528	—	3,366

Net earnings (loss)	$8,166	5,322	1,410	(6,732)	8,166

CONSOLIDATED STATEMENT OF INCOME

	Nine months ended September 30, 2003
(In thousands)	Parent	Guarantor subsidiaries	Nonguarantor subsidiaries	Eliminations	Consolidated total
Net sales	$—	713,997	77,792	(40,002)	751,787
Cost of sales	—	602,395	63,156	(40,002)	625,549

Gross profit	—	111,602	14,636	—	126,238
Selling and administrative expenses	13	65,979	8,407	—	74,399
Impairment loss	—	1,707	—	—	1,707

Operating (expense) income	(13)	43,916	6,229	—	50,132
Loss on extinguishment of debt	—	17,315	—	—	17,315
Interest expense (income)	(15,612)	31,703	319	—	16,410
Equity in (earnings) loss of subsidiaries	(1,420)	(4,419)	—	5,839	—

Earnings (loss) before income taxes	17,019	(683)	5,910	(5,839)	16,407
Provision (benefit) for income taxes	5,647	(2,103)	1,491	—	5,035

Net earnings (loss)	$11,372	1,420	4,419	(5,839)	11,372

CONSOLIDATED STATEMENT OF INCOME

	Three months ended September 30, 2002
(In thousands)	Parent	Guarantor subsidiaries	Nonguarantor subsidiaries	Eliminations	Consolidated total
Net sales	$—	211,733	24,971	(14,753)	221,951
Cost of sales	—	179,327	18,243	(14,753)	182,817

Gross profit	—	32,406	6,728	—	39,134
Selling and administrative expenses	—	17,658	5,444	—	23,102

Operating income	—	14,748	1,284	—	16,032
Interest expense (income)	(5,736)	11,048	288	—	5,600
Equity in (earnings) loss of subsidiaries	(3,226)	(607)	—	3,833	—

Earnings (loss) before income taxes	8,962	4,307	996	(3,833)	10,432
Provision for income taxes	2,040	1,081	389	—	3,510

Net earnings (loss)	$6,922	3,226	607	(3,833)	6,922

CONSOLIDATED STATEMENT OF INCOME

	Nine months ended September 30, 2002
(In thousands)	Parent	Guarantor subsidiaries	Nonguarantor subsidiaries	Eliminations	Consolidated total
Net sales	$—	553,385	69,199	(39,921)	582,663
Cost of sales	—	449,539	54,293	(39,921)	463,911

Gross profit	—	103,846	14,906	—	118,752
Selling and administrative expenses	—	61,546	10,082	—	71,628

Operating income	—	42,300	4,824	—	47,124
Interest expense (income)	(16,554)	32,467	930	—	16,843
Equity in (earnings) loss of subsidiaries	(8,624)	(2,436)	—	11,060	—

Earnings (loss) before income taxes	25,178	12,269	3,894	(11,060)	30,281
Provision for income taxes	5,950	3,645	1,458	—	11,053

Net earnings (loss)	$19,228	8,624	2,436	(11,060)	19,228

CONSOLIDATED BALANCE SHEET

	September 30, 2003
(In thousands)	Parent	Guarantor subsidiaries	Nonguarantor subsidiaries	Eliminations	Consolidated total
Assets
Current assets:
Cash and cash equivalents	$—	29,522	1,640	—	31,162
Receivables	—	88,060	19,742	—	107,802
Inventories	—	290,612	12,541	—	303,153
Prepaid expenses and other current assets	—	3,293	205	—	3,498
Deferred income taxes	—	23,226	40	—	23,266

Total current assets	—	434,713	34,168	—	468,881

Property and equipment	—	31,401	841	—	32,242
Investment in subsidiaries	618,800	29,761	—	(648,561)	—
Intercompany receivables	—	144,813	—	(144,813)	—
Goodwill	—	44,904	1,939	—	46,843
Intangible assets	—	52,050	—	—	52,050
Deferred income taxes	—	33,629	124	—	33,753
Other assets	7,524	5,361	1	—	12,886

Total assets	$626,324	776,632	37,073	(793,374)	646,655

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	3,324	492	—	3,816
Revolving line of credit	—	—	—	—	—
Accounts payable	107	106,999	1,123	—	108,229
Accrued expenses	6,246	29,793	3,574	—	39,613

Total current liabilities	6,353	140,116	5,189	—	151,658

Long-term debt	200,000	4,817	22	—	204,839
Intercompany payables	134,403	—	10,410	(144,813)	—
Other liabilities	—	4,590	—	—	4,590
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity
Common stock	335	33	7,542	(7,575)	335
Additional paid-in capital	432,729	741,918	9,918	(751,836)	432,729
Retained earnings (accumulated deficit)	(114,705)	(110,735)	3,992	106,743	(114,705)
Treasury stock, at cost	(27,789)	—	—	—	(27,789)
Unearned compensation - restricted stock	(895)	—	—	—	(895)
Accumulated other comprehensive loss	(4,107)	(4,107)	—	4,107	(4,107)

Total shareholders’ equity	285,568	627,109	21,452	(648,561)	285,568

Total liabilities and shareholders’ equity	$626,324	776,632	37,073	(793,374)	646,655

CONSOLIDATED BALANCE SHEET

	December 31, 2002
(In thousands)	Parent	Guarantor subsidiaries	Nonguarantor subsidiaries	Eliminations	Consolidated total
Assets
Current assets:
Cash and cash equivalents	$—	3,330	1,667	—	4,997
Receivables	—	74,806	20,416	—	95,222
Inventories	—	335,721	12,306	—	348,027
Prepaid expenses and other current assets	—	2,023	143	—	2,166
Deferred income taxes	—	23,226	40	—	23,266

Total current assets	—	439,106	34,572	—	473,678

Property and equipment	—	32,259	345	—	32,604
Investment in subsidiaries	623,028	25,322	—	(648,350)	—
Intercompany receivables	—	363,783	—	(363,783)	—
Goodwill	—	44,904	1,939	—	46,843
Intangible assets	—	49,567	—	—	49,567
Deferred income taxes	—	36,933	80	—	37,013
Other assets	—	12,758	1	—	12,759

Total assets	$623,028	1,004,632	36,937	(1,012,133)	652,464

Liabilities, Convertible Redeemable Preferred Stock and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	2,714	493	—	3,207
Revolving line of credit	—	140,301	—	—	140,301
Accounts payable	33	113,181	1,049	—	114,263
Accrued expenses	2,446	33,144	2,146	—	37,736

Total current liabilities	2,479	289,340	3,688	—	295,507

Long-term debt	—	77,869	30	—	77,899
Intercompany payables	347,577	—	16,206	(363,783)	—
Other liabilities	—	6,086	—	—	6,086
Commitments and contingencies	—	—	—	—	—
Convertible redeemable preferred stock	44,370	—	—	—	44,370
Shareholders’ equity
Common stock	216	33	7,532	(7,565)	216
Additional paid-in capital	361,377	741,916	9,909	(751,825)	361,377
Retained earnings (accumulated deficit)	(99,726)	(106,505)	(428)	106,933	(99,726)
Treasury stock, at cost	(27,789)	—	—	—	(27,789)
Unearned compensation - restricted stock	(1,369)	—	—	—	(1,369)
Accumulated other comprehensive loss	(4,107)	(4,107)	—	4,107	(4,107)

Total shareholders’ equity	228,602	631,337	17,013	(648,350)	228,602

Total liabilities, convertible redeemable preferred stock and shareholders’ equity	$623,028	1,004,632	36,937	(1,012,133)	652,464

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended September 30, 2003
(In thousands)	Parent	Guarantor subsidiaries	Nonguarantor subsidiaries	Eliminations	Consolidated total
Operating activities:
Net earnings (loss)	$11,372	1,420	4,419	(5,839)	11,372
Loss on extinguishment of debt	—	17,315	—	—	17,315
Impairment loss	—	1,707	—	—	1,707
Depreciation and amortization	243	13,355	149	—	13,747
Deferred income taxes	—	3,304	(5)	—	3,299
Paid-in-kind interest	—	405	—	—	405
Compensation expense on restricted stock awards	474	—	—	—	474
Changes in:
Receivables	—	(13,254)	674	—	(12,580)
Inventories	—	45,109	(235)	—	44,874
Intercompany receivables and payables	(213,174)	218,970	(5,796)	—	—
Accounts payable	74	12,750	75	—	12,899
Accrued expenses	3,800	(6,600)	1,428	—	(1,372)
Other, net	5,545	(8,150)	(96)	—	(2,701)

Net cash provided by (used for) operating activities	(191,666)	286,331	613	(5,839)	89,439

Investing activities:
Purchase of distribution rights	—	(7,200)	—	—	(7,200)
Capital expenditures	—	(5,495)	(648)	—	(6,143)
Investment in subsidiaries	(1,420)	(4,439)	20	5,839	—
Sales of property, plant and equipment	—	1	(1)	—	—

Net cash provided by (used for) investing activities	(1,420)	(17,133)	(629)	5,839	(13,343)

Financing activities:
Debt proceeds	200,000	78	—	—	200,078
Debt issue costs paid	(7,767)	(51)	—	—	(7,818)
Issuance of common stock	854	—	—	—	854
Net change in revolving credit facility	—	(140,301)	—	—	(140,301)
Cash overdrafts	—	(18,932)	(1)	—	(18,931)
Debt repaid	—	(83,800)	(10)	—	(83,810)
Cash dividends paid on redeemable preferred stock	(1)	—	—	—	(1)

Net cash provided by (used for) financing activities	193,086	(243,006)	(11)	—	(49,931)

Change in cash and cash equivalents	—	26,192	(27)	—	26,165
Cash and cash equivalents, beginning of period	—	3,330	1,667	—	4,997

Cash and cash equivalents, end of period	$—	29,522	1,640	—	31,162

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended September 30, 2002
(In thousands)	Parent	Guarantor subsidiaries	Nonguarantor subsidiaries	Eliminations	Consolidated total
Operating activities:
Net earnings (loss)	$19,228	8,624	2,436	(11,060)	19,228
Depreciation and amortization	—	12,672	102	—	12,774
Deferred income taxes	—	10,169	12	—	10,181
Paid-in-kind interest	—	537	—	—	537
Compensation expense on restricted stock awards	283	—	—	—	283
Changes in:
Receivables	—	(28,963)	(2,519)	—	(31,482)
Inventories	—	(50,701)	688	—	(50,013)
Intercompany receivables and payables	(17,796)	15,889	1,097	—	—
Accounts payable	65	56,754	76	—	56,895
Accrued expenses	6,232	(11,183)	346	—	(4,605)
Other, net	18	(1,210)	(22)	—	(1,214)

Net cash provided by (used for) operating activities	8,030	12,588	3,026	(11,060)	12,584

Investing activities:
Purchase of distribution rights	—	(9,219)	—	—	(9,219)
Capital expenditures	—	(4,289)	(18)	—	(4,307)
Investment in subsidiaries	(8,624)	(2,436)	—	11,060	—
Sales of property, plant and equipment	—	131	—	—	131

Net cash provided by (used for) investing activities	(8,624)	(15,813)	(18)	11,060	(13,395)

Financing activities:
Net change in revolving credit facility	—	(58)	(1,193)	—	(1,251)
Cash overdrafts	—	6,153	120	—	6,273
Debt repaid	—	(1,786)	(8)	—	(1,794)
Issuance of common stock	585	—	—	—	585
Debt issue costs paid	—	(89)	—	—	(89)
Purchase of treasury stock	(40)	—	—	—	(40)
Cash dividends paid on redeemable preferred stock	(7)	—	—	—	(7)

Net cash provided by (used for) financing activities	538	4,220	(1,081)	—	3,677

Change in cash and cash equivalents	(56)	995	1,927	—	2,866
Cash and cash equivalents, beginning of period	56	1,159	1,311	—	2,526

Cash and cash equivalents, end of period	$—	2,154	3,238	—	5,392

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis should be read in conjunction with the information set forth under “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 23 through 39 of our Annual Report on Form 10-K for the year ended December 31, 2002.

The following discussion and analysis presents gross profit and selling and administrative expenses as a percentage of our net sales for the nine-month period ended September 30, 2002 including approximately $74 million of Rolls-Royce T56, or RR T56, engine parts sales made directly by Rolls-Royce to the U.S. military during the RR T56 transition program, which ended in June 2002. The discussion and analysis also includes percentage increases in net sales between comparable periods that include these direct sales. These percentage of sales ratios and percentage of sales increases are “non-GAAP financial measures” as defined in Item 10 of Regulation S-K of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We received our full contractual margin from Rolls-Royce on these sales and assumed responsibility for direct shipments to the U.S. military on Rolls-Royce’s behalf at the end of the second quarter of 2002. In addition, our gross profit and selling and administrative expenses for the first nine months of 2002 reflect the margins and additional expenses associated with our RR T56 contract. Because our 2002 gross profit and selling and administrative expenses include the impact of the RR T56 contract, we believe including the approximately $74 million of RR T56 sales made by Rolls-Royce in the presentation of gross profit and selling and administrative expenses as a percentage of net sales, and using them to calculate percentage of sales increases, for the nine-month period ended September 30, 2002, provides a more appropriate reference point for comparing the nine-month period of 2002 to the nine-month period of 2003 than calculating these ratios on a GAAP basis.

Critical Accounting Policies

For a discussion of our critical accounting policies, refer to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2002. There have been no material changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations-Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Net Sales. Net sales for Aviall Services were $242.5 million, an increase of $27.4 million or 12.7%, from the $215.1 million recorded in the second quarter of 2002. The increase was primarily due to higher military sales under the RR T56 contract and sales from the Honeywell agreements implemented during 2002. Higher net sales year-over-year were reported by each of the major sectors we serve. These are general aviation/corporate, commercial airline and military/government. The only geographic regions that did not post higher year-over-year sales were the Canadian and Latin America regions. Aggregate sales of products supplied by Rolls-Royce and Honeywell were $152.6 million and $126.4 million in the third quarter of 2003 and 2002, respectively.

Net sales for Inventory Locator Service LLC, or ILS, were $7.0 million or a 1.6% increase from the $6.9 million recorded in the third quarter of 2002. This increase is the sixth consecutive year-over-year quarterly increase for ILS.

Gross Profit. Gross profit of $41.5 million increased $2.4 million or 6.1% in the third quarter of 2003 from $39.1 million in the third quarter of 2002. Gross profit as a percentage of net sales was 16.6% in the third quarter of 2003 as compared to 17.6% in the third quarter of 2002. The decline in the comparable gross profit percentage is primarily attributable to the increased proportion of RR T56 sales to the U.S. military, which generally have a lower margin than our other products.

Selling and Administrative Expenses. Selling and administrative expenses increased $1.9 million to $25.0 million in the third quarter of 2003 and decreased as a percentage of net sales to 10.0% from 10.4% reported in the third quarter of 2002. Of the total third quarter 2003 increase, $1.1 million is attributable to corporate spending, primarily for higher legal and professional fees resulting from changes to our capital structure and Sarbanes-Oxley Act-related costs.

Interest Expense. Interest expense decreased to $4.9 million in the third quarter of 2003 from $5.6 million in the third quarter of 2002. This decrease resulted primarily from the issuance of the New Senior Notes, the redemption of the 14% Notes and the paydown of the outstanding balance under the Credit Facility. Noncash interest expense amounted to $0.6 million and $1.4 million in the third quarter of 2003 and 2002, respectively.

Income Tax Expense. Our income tax expense for the third quarter of 2003 was $3.4 million, and our effective tax rate was 29.2%. Our third quarter 2002 income tax expense was $3.5 million, and our effective tax rate was 33.6%. The reduction in the effective tax rate resulted primarily from an increase in the estimated tax benefit for 2002 and 2003 from the extraterritorial income, or ETI, exclusion.

Net Earnings. Net earnings for the third quarter of 2003 was $8.2 million compared to net earnings of $6.9 million for the third quarter of 2002.

Preferred Stock Dividend. The noncash preferred stock dividend of $1.1 million in September 2002 resulted from the issuance of 1,059 shares of Series D Redeemable Preferred Stock as payment of the quarterly payable-in-kind dividend on the Series D Redeemable Preferred Stock for the quarter ended September 30, 2002.

Results of Operations-Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Net Sales. Net sales for Aviall Services were $730.8 million, an increase of $168.3 million or 29.9%, from the $562.5 million recorded in the first nine months of 2002. The increase was primarily due to higher military sales under the RR T56 contract, sales for the Honeywell agreements implemented during 2001 and 2002, and a small increase in general aviation/corporate sales. The 2002 net sales amount does not include approximately $74 million of RR T56 sales, valued at our contractual prices, made directly by Rolls-Royce to the U.S. military during the RR T56 transition program, which ended in June 2002. We received full margin for these sales and assumed responsibility for direct shipments to the U.S. military on Rolls-Royce’s behalf at the end of the second quarter of 2002. If these sales had been included, Aviall’s year-over-year net sales increase for the first nine months would have been 14.8%. All of Aviall Services’ three major sectors reported higher net sales year-over-year: general aviation/corporate, commercial airline and government/military. In addition, all geographic regions posted higher year-over-year sales, except for the U.S. and Latin America geographic regions. Aggregate sales of products supplied by Rolls-Royce and Honeywell were $480.4 million and $306.7 million in the first nine months of 2003 and 2002, respectively.

Net sales for ILS were $21.0 million or a 3.9% increase from the $20.2 million recorded in the first nine months of 2002.

Gross Profit. Gross profit of $126.2 million increased $7.4 million or 6.2% in the first nine months of 2003 compared to $118.8 million in the first nine months of 2002. Gross profit as a percentage of net sales was 16.8% in the first nine months of 2003 as compared to 20.4% in the first nine months of 2002. If the full sales impact of the approximately $74 million of RR T56 sales made directly by Rolls-Royce to the U.S. military were reflected in Aviall Services’ net sales for the first nine months of 2002, gross profit as a percentage of net sales would have been 18.1%. The decline in the comparable gross profit percentage is primarily attributable to the increased proportion of RR T56 sales to the U.S. military, which generally have a lower margin than our other products.

Selling and Administrative Expenses. Selling and administrative expenses increased $2.8 million to $74.4 million in the first nine months of 2003 but decreased as a percentage of net sales to 9.9% from 12.3% reported in the first nine months of 2002. If the approximately $74 million of RR T56 sales made directly by Rolls-Royce to the U.S. military were reflected in Aviall Services’ net sales in the first nine months of 2002, selling and administrative expenses as a percentage of net sales would have been 10.9%.

Impairment Loss. The $1.7 million impairment loss resulted from the write-off of a vendor software license purchased in 2001. In the second quarter of 2003, the Company decided to pursue other cost-effective alternatives resulting from the vendor’s change in strategic focus. These alternatives will allow ILS to proceed in a less expensive and more timely manner with a strategy of offering electronic marketplace capabilities from the initial contact between buyer and seller through the conclusion of a transaction, which ILS calls its “Contact to Contract” plans.

Loss on Extinguishment of Debt. On June 30, 2003, Aviall issued $200 million of 7.625% Senior Notes due 2011. A portion of the net proceeds was used to redeem the entire principal amount of Aviall Services’ 14% Senior Notes due 2007. The remaining proceeds were used to reduce by $106.3 million the outstanding indebtedness under our revolving credit facility. This refinancing resulted in a $17.3 million noncash charge arising from the extinguishment of debt.

Interest Expense. Interest expense decreased $0.4 million to $16.4 million in the first nine months of 2003 from $16.8 million in the first nine months of 2002. This decrease was primarily due to lower borrowings in 2003. Noncash interest expense amounted to $3.3 million and $3.5 million in the first nine months of 2003 and 2002, respectively.

Income Tax Expense. Our income tax expense for the first nine months of 2003 was $5.0 million, and our effective tax rate was 30.7%. Our income tax expense for the first nine months of 2002 was $11.1 million, and our effective tax rate was 36.5%. The reduction in our effective tax rate resulted primarily from an increase in the estimated tax benefit for 2002 and 2003 from the ETI exclusion.

Net Earnings. Net earnings for the first nine months of 2003 were $11.4 million, a decrease of 40.9% compared to the $19.2 million reported in the first nine months of 2002.

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

Preferred Stock Dividend. The noncash preferred stock dividend of $2.0 million in the first nine months of 2003 and $3.1 million in the first nine months of 2002 resulted from the issuance of 1,108 shares of Series D Redeemable Preferred Stock and 3,107 shares of Series D Redeemable Preferred Stock, respectively, as payment of the quarterly payable-in-kind dividends on the Series D Redeemable Preferred Stock due in the first nine months of 2003 and 2002. The 2003 noncash preferred stock dividend of $2.0 million includes $0.9 million of accrued and unpaid dividends on the shares of Series D Redeemable Preferred Stock prior to their conversion into shares of common stock on June 12, 2003.

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

Income Taxes

Cash tax payments (refunds) made for federal, state and foreign income taxes were $(0.3) million and $0.3 million for the three- and nine-month periods ended September 30, 2003 compared to $0.2 million and $0.4 million for the same periods in 2002. Our cash income tax expense is primarily related to foreign taxes on our foreign operations. Our cash income tax expense continues to be substantially lower than the U.S. federal statutory rate through the use of our U.S. federal net operating loss carryforwards. As of December 31, 2002, our estimated U.S. federal net operating loss carryforward was approximately $122.8 million, which substantially expires between 2009 and 2011.

We periodically assess the likelihood of realizing our deferred tax assets and adjust the related valuation allowance based on the amount of deferred tax assets that we believe is more likely than not to be realized. While we believe we will generate sufficient future U.S. federal taxable income to utilize our U.S. net operating loss carryforwards before expiration, we also believe that we may not generate sufficient future taxable income in primarily state and foreign tax jurisdictions to utilize all of our net operating loss carryforwards before their expiration. To fully utilize our $60.3 million net deferred tax asset as of December 2002, we must generate $160.6 million of U.S. federal taxable income, based on current U.S. federal tax rates. We generated U.S. federal taxable income of $24.8 million, $13.8 million and $12.0 million in 2002, 2001 and 2000, respectively. The conversion of our Series D Redeemable Preferred Stock into common stock did not result in an annual limitation on the amount of our federal net operating loss carryforward that we could utilize. In addition, the future exercise of our outstanding warrants will not be deemed to be additional changes to our stock ownership, separate and apart from the original issuance of the warrants in March 2002. However, if there are additional changes to our equity ownership, particularly prior to June 30, 2004, there could be a limitation on our ability to use our federal net operating loss carryforward in the future, which could have a material adverse effect on our business. We will continue to monitor and assess the likelihood of realizing our deferred tax assets. Future changes in the valuation allowance may occur.

Liquidity and Capital Resources

Cash Flow. Net cash flow provided by operations was $89.4 million in the first nine months of 2003 compared to $12.6 million in the first nine months of 2002. The increase in cash flow in the first nine months of 2003 resulted from reduced inventory levels as compared to December 31, 2002. The increase in cash flow in the first nine months of 2002 resulted from sales and gross margin increases offset by working capital changes related to the RR T56 contract. Inventory levels as of December 31, 2002 were unusually high due to inventory purchasing at year-end to take advantage of pricing incentives. Aviall Services inventory turns increased slightly from 2.8 turns in December 2002 to 2.9 turns in September 2003 due to slightly higher sales volumes for the RR T56 product line. The days’ sales outstanding for Aviall’s receivables decreased from 41 days in December 2002 to 38 days in September 2003 resulting largely from the higher mix of RR T56 contract sales which have comparatively short receivable terms. Capital expenditures were $7.3 million in the first nine months of 2003, including $1.2 million for noncash capital expenditures, compared to $4.3 million in the first nine months of 2002. In September 2003, we acquired from Honeywell Electronic and Lighting Group (formerly Grimes Lighting) the rights to distribute for a ten-year period aircraft lighting products for the airline and general aviation markets. As a result of this contract, $7.2 million in distribution rights was recorded. We expect capital expenditures, including noncash capital expenditures, to be approximately $12.0 million in the aggregate for 2003. Net cash flow (used for) and provided by financing activities was $(49.9) million in the first nine months of 2003 compared to $3.7 million in the first nine months of 2002. Aggregate cash flows represent the repayment of and drawings under the Credit Facility.

In summary, our cash provided by operating activities improved by $76.8 million to $89.4 million during the nine month period ended September 30, 2003 compared to $12.6 million during the same period in 2002. This was after generating $45.2 million from working capital, defined as receivables, inventories and accounts payable, in 2003 compared to investing $24.6 million in working capital in 2002. In 2003, we used the cash provided by operating activities, as well as $0.8 million received from the issuance of common stock and $200.1 million received from the issuance of the New Senior Notes and other debt, net of $7.8 million of debt issue costs paid, to make $13.3 million of net capital expenditures and distribution rights, pay down $224.1 million of debt and decrease our cash overdraft position by $18.9 million. In addition, we increased our cash on hand as of September 30, 2003 by $26.2 million. In 2002, we used the cash provided by operating activities, as well as an increase in our cash overdraft position of $6.3 million and $0.6 million received from the issuance of common stock, to make $13.5 million of net capital expenditures and distribution rights and pay down $3.1 million of debt. We increased our cash on hand as of September 30, 2002 by $2.9 million.

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

On June 12, 2003, the Carlyle Investors converted all of the outstanding shares of Series D Redeemable Preferred Stock into 11,100,878 shares of our common stock, following a reduction by our board of directors of the conversion price of the shares of Series D Redeemable Preferred Stock from $5.80 per share to approximately $4.62 per share. We accounted for this reduction as a one-time $24.3 million noncash reduction to our net earnings available to common shareholders for the nine-month period ended September 30, 2003. The shares of common stock issued to the Carlyle Investors as a result of the conversion represented approximately 36% of our outstanding common stock on the date of the conversion. At the time of the conversion, the outstanding shares of Series D Redeemable Preferred Stock had an aggregate liquidation preference, plus accrued and unpaid dividends, of approximately $51.3 million and a 9.0% annual payment-in-kind dividend rate. No shares of Series D Redeemable Preferred Stock remain outstanding.

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

We used the net proceeds from the issuance of the New Senior Notes to redeem the entire principal amount of the 14% Notes and to repay a portion of the outstanding revolving indebtedness under the Credit Facility. In connection with the redemption of the 14% Notes, we recorded a $17.3 million pretax loss on extinguishment which consists of a $3.2 million prepayment premium on the outstanding principal amount of the 14% Notes, $8.7 million of unamortized debt discount and $5.4 million of unamortized original debt issuance costs. In October 2003, we exchanged all of the privately placed New Senior Notes for new notes with nearly identical terms and conditions that were registered for exchange in accordance with the terms of a registration rights agreement we entered into in connection with the sale of the New Senior Notes.

Senior Secured Debt. Concurrently with the issuance of the New Senior Notes, we amended the Credit Facility to permit us to issue the New Senior Notes, to redeem the 14% Notes, to permit Aviall to service the interest and principal on the New Senior Notes and to modify certain covenants to reflect, among other items, the issuance of the New Senior Notes. Our amended Credit Facility consists of a $200.0 million revolving credit and letter of credit facility due as a balloon payment in 2006, with availability determined by reference to a borrowing base calculated using our eligible accounts receivable and inventory and after deducting reserves required by the lenders. As of September 30, 2003, we had no borrowings outstanding under the Credit Facility and had issued letters of credit for $1.0 million. We had $190.0 million available for additional borrowings under the Credit Facility and our borrowing base was $191.0 million as of September 30, 2003. Borrowings under the Credit Facility bear interest, at our option, based upon either: a Eurodollar Rate plus an applicable margin ranging from 2.5% to 3.0% depending upon our financial ratios or a Base Rate plus an applicable margin ranging from 1.5% to 2.0% depending upon the same financial ratios. We utilize both of these interest rate options. As of September 30, 2003, the average interest rate on the Credit Facility was 5.75%. A commitment fee of 0.5% is payable quarterly on the unused portion of the Credit Facility. Obligations under the Credit Facility are collateralized by substantially all of our domestic assets and 65.0% of the stock of each of our foreign subsidiaries. The Credit Facility also contains default clauses that permit the acceleration of all amounts due following the maturity of an event of default at the discretion of the lenders, and lock-box provisions that apply our cash collections to outstanding borrowings. Based on the terms of the Credit Facility and pursuant to EITF Issue No. 95-22, “Balance Sheet Classification of Revolving Credit Agreement Obligations Involving Lock-Box Arrangements,” we have classified amounts outstanding under the Credit Facility as current. We also maintain a revolving credit facility in Canada. The CAD $6.0 million credit facility is currently available and had an outstanding balance at September 30, 2003 equivalent to U.S. $0.5 million which is included in Current Portion of Long Term Debt on the accompanying balance sheet.

Debt Covenants. The Credit Facility contains various restrictive operating and financial covenants, including several that are based on earnings before interest, taxes, depreciation, amortization, extraordinary gains or losses, and one-time items, or Adjusted EBITDA.

We must comply with a maximum leverage ratio covenant that measures the ratio of our outstanding debt to our Adjusted EBITDA for the trailing four quarters. This maximum leverage ratio covenant was initially set at 4.25 to 1 on December 31, 2002, and it will periodically decline until it reaches 2.50 to 1 for December 31, 2004 and all periods thereafter. As of September 30, 2003, the required ratio was 3.25 to 1. We must also comply with a minimum interest coverage ratio covenant that measures the ratio of our Adjusted EBITDA for the trailing four quarters to our interest expense during the trailing four quarters. The minimum interest coverage ratio covenant was initially set at 2.50 to 1 on December 31, 2002 and will periodically increase until it reaches 3.50 to 1 for December 31, 2004 and all periods thereafter. As of September 30, 2003, the required ratio was 2.75 to 1. Furthermore, we must maintain a tangible net worth at or above certain levels. At December 31, 2002, we were required to have a minimum tangible net worth of $160.9 million. Our tangible net worth covenant will periodically increase until it reaches $315.3 million on December 31, 2006, at which time it will expire. As of September 30, 2003, the required tangible net worth was $185.5 million. Finally, we must limit our capital expenditures to no more than $14.0 million for 2003, which includes allowed carryover spending from 2002, and $11.0 million for each of 2004, 2005 and 2006 plus any carryover from each prior year.

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

The following table presents a reconciliation of our EBITDA and Adjusted EBITDA, as defined in the Credit Facility, to net earnings (loss) for the trailing four quarters ended September 30, 2003:

(In thousands)	Fourth quarter 2002	First quarter 2003	Second quarter 2003	Third quarter 2003	Total
Net earnings (loss)	$10,449	7,170	(3,964)	8,166	21,821
Earnings from discontinued operations	(3,026)	—	—	—	(3,026)

Earnings (loss) from continuing operations	7,423	7,170	(3,964)	8,166	18,795
Plus:
Income tax expense (benefit)	2,146	4,064	(2,395)	3,366	7,181
Interest and related expense	5,735	5,863	22,924	4,938	39,460
Depreciation and amortization expense	3,129	3,449	3,531	3,732	13,841

EBITDA	18,433	20,546	20,096	20,202	79,277
Noncash (gains) losses	(221)	(328)	(534)	(146)	(1,229)

Adjusted EBITDA	$18,212	20,218	19,562	20,056	78,048

The Adjusted EBITDA calculation above is prepared in accordance with the terms of the Credit Facility. The noncash gains and losses and other noncash charges, which are included in the Adjusted EBITDA calculation in accordance with the terms of the Credit Facility, may occur again in the future. Depreciation and amortization expense above excludes debt issue cost and debt discount amortization. Interest and related expense above includes the $17.3 million loss on extinguishment of debt recorded in the second quarter of 2003. Adjusted EBITDA is presented solely to provide information on our debt covenants, and EBITDA and Adjusted EBITDA should not be considered an alternative to operating results or cash flows calculated in accordance with generally accepted accounting principles.

Contractual Obligations. There have been no material changes in our contractual obligations as set forth in our Form 10-Q for the quarter ended June 30, 2003.

Summarized Article 11 Pro Forma Financial Information.

The following table presents summarized pro forma financial information, in accordance with Article 11 of Regulation S-X, to reflect, on a pro forma basis, our net earnings for the three- and nine-month periods ended September 30, 2003 and 2002 as if the refinancing and preferred stock conversion had been completed prior to January 1, 2002. Included is a reconciliation of our actual net earnings (loss) applicable to common shares with our pro forma net earnings and pro forma diluted net earnings per share. Management believes this pro forma presentation is beneficial to investors to provide information on how these consummated transactions would have affected the historical financial statements had they occurred at an earlier date. The refinancing and preferred stock conversion transactions in June 2003 significantly changed our debt and capital structure. The preferred stock conversion resulted in significant dilution to our common shares outstanding due to the issuance of 11,100,878 additional shares of common stock, and the refinancing lowered our net interest expense. Management believes this summary of pro forma financial information provides it with a mechanism to evaluate year-over-year operating performance on a comparable basis without including the costs associated with the preferred stock, the issuance of new debt and the retirement of old debt.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2003	2002	2003	2002
Net earnings (loss) applicable to common shares	$8,166	5,861	(14,979)	(4,419)
Pro forma adjustments:
Deemed dividend from beneficial conversion feature	—	—	—	20,533
Preferred stock dividends	—	1,061	2,016	3,114
Noncash reduction for conversion of preferred stock	—	—	24,335	—
Net interest expense adjustment, net of tax	—	395	810	1,194
Loss on extinguishment of debt, net of tax	—	—	11,385	—

Pro forma net earnings	$8,166	7,317	23,567	20,422

Pro forma diluted net earnings per share	$0.25	0.23	0.73	0.65
Pro forma weighted average common and potentially dilutive common shares	32,524,974	32,124,195	32,088,513	31,340,860

The pro forma adjustments, which are directly attributable to the transactions discussed above, include a) the noncash deemed dividend resulting from the issuance of the Series D Redeemable Preferred Stock in March 2002, b) the previously reported quarterly payment-in-kind dividends on the Series D Redeemable Preferred Stock, c) all adjustments required by the two-class method of reporting earnings per share that we have used since December 2001, d) an after-tax adjustment to reflect the lower interest expense of the pro forma interest expense on our New Senior Notes as compared to the 14% Notes, and e) an after-tax charge of $11.4 million to write-off unamortized original debt issue costs, unamortized debt discount and prepayment premiums on our old debt in connection with the refinancing.

New Accounting Pronouncements

On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, or SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 represents the first phase of the FASB’s project on liabilities and equity and requires financial instruments that meet the definitions in the statement to be classified as liabilities. SFAS 150 requires that mandatorily redeemable preferred stock be classified and accounted for as a liability. However, it excludes from its scope convertible instruments, which will be addressed in the second phase of the FASB’s project. SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003. Because our convertible redeemable preferred stock was converted to common stock on June 12, 2003, the adoption of this statement will not have an effect on our consolidated financial position and results of operations.

On April 30, 2003, the FASB issued Statement of Financial Accounting Standards No. 149, or SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments to incorporate decisions made by the Derivatives Implementation Group. The statement is generally effective for contracts or hedging relationships entered into after June 30, 2003. We believe the adoption of this statement will not have a significant effect on our consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. Because the Company has no current or planned variable interest entities, the adoption of this statement will not have a significant effect on our consolidated financial position and results of operations.

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

The demand for commercial air transport has been reduced by the prevailing global economic slowdown and the continuing impact of the Iraqi conflict. This lower flight activity, which continues to accelerate the retirement of older aircraft and cause the deferral of nonessential aircraft maintenance and overhaul services, has reduced demand for new replacement parts we sell. In addition, some air operations have been reduced because commercial airlines, air freight carriers and other commercial airline-related firms around the world are experiencing large financial losses. These losses have resulted in several bankruptcies, which detrimentally affect the immediate future business prospects of the affected companies, as well as the prospects for many that perform related business services for these companies. In addition, throughout 2003 we have seen a number of other airline customers commence restructure discussions with their principal creditors.

While we believe our current reserves for doubtful accounts are adequate, we could be negatively affected if our receivables from several of our major customers become uncollectible. We regularly review our exposure to these customers to determine appropriate loss reserve amounts and credit limits, if any, that should be recorded to cover our potential loss, as well as determining the strategies that could minimize exposure in the case of bankruptcy. During the third quarter of 2002, US Airways Group and Vanguard Airlines each filed for bankruptcy protection. During the fourth quarter of 2002, United Airlines filed for bankruptcy and US Airways Group filed a plan of reorganization. During the first quarter of 2003, Air Canada filed for bankruptcy. Aviall Services’ net sales to these customers combined during 2002 and the first nine months of 2003 were less than $5.6 million and $4.1 million, respectively.

The length of time required for a recovery of the global commercial aviation sector is not known, and the recovery could be further threatened by a number of factors, including slower economic growth, foreign political instability, acts of war or terrorism. However, general aviation/corporate flight activity generally remained relatively stable during the first nine months of 2003, although both sectors have recently exhibited a weakness in flight-related activity. At the same time, the U.S. military and other foreign militaries, which utilize airframes powered by the RR T56 engine, have significantly increased their flight activities in connection with increased military and other government-sponsored operations around the world. Our RR T56 military business has benefited us materially by broadening our product offering and offsetting the continuing slowdown in commercial aviation as the use of these aircraft increased to handle operations in Iraq and Afghanistan.

In 2003, we have a purchase commitment to Rolls-Royce that requires us to purchase $367.4 million of RR T56 parts. We also have a similar requirement to purchase not less than $103.0 million of Rolls-Royce Model 250 series gas turbine parts for both 2003 and 2004. As of September 30, 2003, we have purchased $257.9 million of RR T56 parts and $73.7 million of Rolls-Royce Model 250 parts. Based on our current plans and our sales and marketing activities, we expect to fulfill the remainder of these obligations in the ordinary course of business. We currently have no other material future contractual inventory purchase commitments during and beyond 2003 except those required under normal purchasing lead times. Both of the Rolls-Royce contracts continue to meet our revenue expectations. In addition, we expect the current sales levels under these contracts to continue into the foreseeable future.

In September 2003, we signed a ten-year agreement with Honeywell Lighting and Electronics (formerly Grimes Lighting) for aftermarket representation for airline and general aviation aircraft lighting products. The sales over the ten-year term are expected to exceed $500 million.

In the first nine months of 2003, Aviall Services’ net sales were derived approximately 53% from government/military sales, 26% from general aviation/corporate sales and 21% from commercial airline sales. We are pursuing a number of opportunities for additional growth; however, we do not have any immediate prospects that could represent an opportunity of the magnitude of the RR T56 contract in 2003 or beyond. Accordingly, our sales are unlikely to grow by the amounts reflected in a comparison of 2001 or 2002 with 2003.

While our revenue in the first nine months of 2003 increased by 29.0%, our selling and administrative expenses for the same period experienced only a 3.9% increase. This continues to demonstrate our belief that both Aviall Services and ILS are scalable businesses with significant portions of their expenses being relatively fixed in the short-term. This scalability produces positive results in a growing marketplace as evidenced by the impact of the RR T56 agreement. Our ability to recognize these marginal economies of scale was derived primarily from the incremental revenues from new contracts for the distribution of additional products in 2002 and 2003. Future contracts may be smaller, which could require proportional increases in our selling and administrative expenses that would be larger than the proportional increases we incurred in 2002 and 2003.

In 2002, ILS experienced a slight decrease in commercial airline-related subscribers. This decrease was partially offset by an increase in the number of government-related and general aviation/corporate subscribers. As a result, ILS has not experienced a material adverse impact on its business as a result of the economic downturn. This stability has been maintained during the first nine months of 2003. ILS is continuing to develop, evolve and improve its electronic marketplace offerings to mitigate the prolonged effects of the economic downturn and to improve its competitiveness. However, to do this, it has to, among other things, adapt various software packages to meet the needs of its customers. The software packages are extremely complex and do not always provide the promised flexibility required by ILS’s customer base. Therefore, the deployment of the software requires significant alterations which may cause ILS to incur unplanned, potentially significant costs. For example, in the second quarter of 2003, ILS took a $1.7 million write-off for a vendor software license purchased in 2001 due to a change in the vendor’s strategic focus and the availability of other less expensive software alternatives.

Forward-Looking Statements

This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that are based on the beliefs of our management, as well as assumptions and estimates made by, and information currently available to, our management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to risks, uncertainties and assumptions relating to our operations and results of operations as well as those of our customers and suppliers, including as a result of competitive factors and pricing pressures, shifts in market demand, general economic conditions and other factors including, among others, those that affect flight activity in the commercial, business, government/military, and general/corporate aviation segments, the business activities of our customers and suppliers, developments in information and communication technology and potential limitations on our ability to realize our deferred tax assets. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described in the forward-looking statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and foreign exchange rates. From time to time, we have used financial instruments to offset these risks. These financial instruments are not used for trading or speculative purposes. We did not experience any significant changes in market risk during the first nine months of 2003. Our market risk is described in more detail in “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4: Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

AVIALL, INC.

November 10, 2003	By:	/s/ Colin M. Cohen
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