Form 10-K
period 2003-12-31
AVIALL INC
filed 2004-03-15
CIK 701650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-12380

AVIALL, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-0433083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2750 Regent Boulevard DFW Airport, Texas	75261-9048
(Address of principal executive offices)	(Zip Code)

(972) 586-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No☐

The aggregate market value of the common stock held by nonaffiliates of the registrant as of June 30, 2003 was approximately $218.9 million, computed on the basis of the closing sales price of the common stock on that date.

(For purposes of determining the above-stated amount, only directors, executive officers and 10%-or-greater stockholders have been deemed affiliates.)

The number of shares of common stock outstanding at March 5, 2004 was 32,069,907.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2004 Annual Meeting of Stockholders to be held on June 18, 2004 are incorporated herein by reference in Part III.

AVIALL, INC.

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

Aviall Services purchases a broad range of new aviation parts, components and supplies from approximately 215 original equipment manufacturers, or OEMs, and resells them to over 17,500 government/military, general aviation/corporate and commercial airline customers, including over 290 airlines. Aviall Services also provides value-added services to our customers and suppliers, such as repair and assembly services, supply-chain management services and information-gathering and delivery services.

ILS operates electronic marketplaces for buying and selling parts, equipment and services for the global aviation, defense and marine industries. With more than 13,000 users in more than 82 countries, ILS’s electronic marketplaces contain more than 53 million line items representing over five billion parts for sale. ILS also maintains databases of over 112 million cross-referenced United States, or U.S., government records, allowing users to research manufacturers and prices for specific parts, locate alternate parts, find additional uses and markets for parts and review U.S. government procurement histories. ILS has been the leader in aerospace electronic marketplaces for more than two decades.

Between 1932 and 1934, three aircraft service and parts supply organizations combined their operations to form a company which would eventually be the core business units in the formation of Aviall in 1981. In 1993, both Aviall and Aviall Services were incorporated as Delaware corporations when Ryder System, Inc. distributed the stock of Aviall to its shareholders. ILS was originally incorporated in 1979 as a Tennessee corporation and became a subsidiary of Aviall in 1993. ILS was reorganized as a Delaware limited liability company in March 2001. We have a number of trademarks, including our registered trademarks “Aviall” and “ILS,” and our common law trademarks “Bid Quest” and “Contact to Contract.”

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports will be made available free of charge through the Investor Relations section of our Internet website, http://www.aviall.com, or aviall.com, as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC.

Recent Developments

•	In September 2003, we were awarded an expansion of our aftermarket representation relationship with Honeywell Lighting and Electronics. This new ten-year agreement awards us with the aftermarket parts sales, including marketing, order administration, warehousing and product distribution, for Honeywell airline and general aviation lighting products until September 30, 2013. We estimate sales over the ten-year agreement to exceed $500 million. The agreement commenced October 1, 2003 and was phased in over the fourth quarter of 2003.

•	In January 2004, we filed a shelf registration statement with the SEC relating to potential offers and sales from time to time (1) by us of up to $200.0 million of our debt securities, preferred stock, common stock, warrants or units, and (2) by affiliates of The Carlyle Group, or the Carlyle Investors, of up to 7,000,000 of the 11,363,378 shares of our common stock beneficially owned by them, all at prices and on terms to be determined at the time of the specific offering. The SEC declared the shelf registration statement effective on March 8, 2004. We do not have any current commitments or immediate plans to sell any securities on our behalf. The Carlyle Investors may sell their shares of common stock at any time while the shelf registration statement is effective.

•	On June 30, 2003, we issued $200.0 million of 7.625% senior notes due 2011, or the New Senior Notes. We applied the net proceeds from the New Senior Notes to redeem the entire principal amount of Aviall Services’ 14% senior notes due 2007, or the 14% Notes, and to repay approximately $106.3 million of our outstanding revolving indebtedness under our $200.0 million senior credit facility, or the Credit Facility. The redemption of the 14% Notes resulted in a pretax loss on extinguishment of $17.3 million, which includes the write-off of deferred debt issuance cost, the payment of a redemption premium equal to 4% of the outstanding principal amount of the 14% Notes and the write-off of the unamortized discount on the 14% Notes.

•	On June 12, 2003, the Carlyle Investors converted all of their outstanding shares of Series D Senior Convertible Participating Preferred Stock, or Series D Redeemable Preferred Stock, into 11,100,878 shares of our common stock. This followed a reduction by our board of directors of the conversion price of the Series D Redeemable Preferred Stock from $5.80 per share to $4.62 per share. We accounted for this reduction as a one-time $24.3 million noncash reduction to our net earnings available to common shareholders in the second quarter of 2003. At the time of the conversion, the shares of our common stock issued to the Carlyle Investors as a result of the conversion represented approximately 36% of our outstanding common stock. At the time of conversion, the outstanding shares of Series D Redeemable Preferred Stock had an aggregate liquidation preference, plus accrued and unpaid dividends, of approximately $51.3 million and a 9% annual payment-in-kind dividend rate. We also entered into an investor rights agreement with the Carlyle Investors. See “Item 13: Certain Relationships and Related Transactions” in this Annual Report on Form 10-K for a discussion of the provisions of the investor rights agreement.

Industry Overview

Aerospace Parts, Components and Supplies. The global market for aerospace parts, components and supplies generally consists of two related segments: the new aerospace parts segment and the aftermarket parts segment. The new aerospace parts segment is comprised of parts installed during the construction of new aircraft or engines. OEMs typically sell new aerospace parts, components and supplies directly to aircraft manufacturers and their subcontractors, such as Boeing, Raytheon, Lockheed Martin and European Aeronautic Defense and Space Company, for use on airframes or engines under construction. The aftermarket parts segment is comprised of parts needed for the scheduled and unscheduled maintenance, repair and modification of aircraft already in use, and can be further divided into two distinct groups: the new parts group and the redistribution group. In the aftermarket segment’s new parts group, OEMs and their distributors sell new aerospace parts, components and supplies for use on existing airframes and engines. In the aftermarket segment’s redistribution group, aerospace parts dealers, airlines and others sell used, surplus and repaired aerospace parts or components for use on existing airframes and engines. Many operators in the aftermarket segment also provide maintenance and repair services for aerospace parts and components.

Aftermarket aerospace parts generally fall into two categories: consumable parts or supplies and repairable parts or components. Consumable parts or supplies (such as turbine igniters, lamps, filters, lubricants and other fluids) are consumed during use or disposed of after being used. Repairable parts or components (such as engine parts and components) generally can be repaired and reused more than once.

Generally, new aircraft and helicopters are covered by comprehensive warranties ranging from two-to-five years after initial delivery. During this warranty period, OEMs and their suppliers provide most repairable parts and components to owners and operators. As a result, aftermarket suppliers generally sell aerospace parts and components for use on airframes and engines that are out of warranty, including out-of-production airframes and engines. Unlike repairable parts, consumable parts and supplies are generally not covered by OEM warranties and are typically purchased from OEMs or their distributors in the aftermarket.

Aircraft operators replace aerospace parts and components based upon time or usage, either when they wear out or when applicable government regulations or specific manufacturer recommendations require them to be replaced. As a result of increased wear and tear and greater age and usage, older airframes and engines need substantially more parts than newer versions. Aircraft generally undergo more frequent parts replacements and repairs as the age of the aircraft increases.

Aviall Services primarily operates in the aftermarket segment’s new parts group, in which Aviall Services provides primarily new aerospace parts, components and supplies on behalf of OEMs mainly to government/military procurement agencies, commercial airlines, air freight carriers, corporate flight departments, flight schools, fixed-based operations, OEMs, helicopter fleet operators, other U.S. and foreign governmental agencies and other distributors for installation on their aircraft and helicopters. In addition, Aviall Services provides primarily new aerospace parts, components and supplies on behalf of OEMs to maintenance and repair facilities for installation on military, commercial, general aviation and corporate aircraft, including helicopters, undergoing repair. Aviall Services also operates 19 repair and final assembly shops in cooperation with selected suppliers.

ILS principally operates in the aftermarket segment’s redistribution group. Through its electronic marketplaces, ILS provides information and functionality for its subscribers and manages electronic commerce, or e-commerce, technology for buyers and sellers of new and used, surplus and repaired aviation and aerospace parts and components, as well as repair services. In addition, ILS offers similar services for the commercial marine and U.S. defense procurement industries.

According to Overhaul & Maintenance, a leading industry publication, the global commercial maintenance, repair and overhaul market in which Aviall Services participates is currently at least $30 billion in size. Based on our experience with maintenance and repair organizations, we believe that approximately half of this amount results from labor or service charges. As a result, we believe the approximate sales value of all new, refurbishable and consumable aerospace parts, components and supplies is at least $15 billion annually. We do not believe the marketplace as defined includes major new components, such as engines or retrofitted and upgraded electronics, nor the work performed on military aircraft by the various military organizations. We believe it does, however, include the parts used in the installation of engines and electronics.

Competition. In the new parts group and redistribution group of the aftermarket segment, competition is generally based on factors such as the availability, price and condition of products and services and the level of customer service. Because used, surplus and repaired aerospace parts and components typically sell for substantially less than the corresponding new parts and components, companies in the redistribution group often compete with companies in the new parts group on the basis of price. Despite the price difference, many aircraft operators prefer new parts and components over used and repaired parts and components due to the perceived superior quality and direct traceability to the OEM. There are a number of aerospace-related electronic marketplace competitors, including alliances of OEMs, individual airlines, distributors and independent companies. Competitive differentiating factors include price, product offerings and customer base, as well as product depth and e-commerce innovation.

Industry Trends. Our operations and results of operations are affected by the general economic climate, particularly as it influences flight activity in the government/military, general aviation/corporate and commercial airline sectors. We benefit from our participation in all aviation sectors and most particularly in the global aviation aftermarket where we generate revenue from the aviation sectors of many countries other than those in North America.

Beginning in 2001, several commercial airlines and air freight carriers were affected by the global economic slowdown and reported significant losses, substantially reduced their operations, retired older aircraft and deferred nonessential aircraft maintenance and overhaul services. In addition, several commercial airlines filed for bankruptcy protection. These events have resulted in a reduced demand for new commercial airline replacement parts that we sell. The length of time required for a full recovery of the global commercial airline sector is not known. Recently, however, there has been a stemming of these losses with a slight recovery seen in the fourth quarter of 2003 and into 2004. At the same time, the U.S. military and certain foreign militaries which utilize airframes powered by the Rolls-Royce Model T56, or RR T56, engine significantly increased their flight activities in connection with their increased military operations around the world. We anticipate a continuation of these flight activities in 2004. General aviation/corporate flight activity remained relatively stable during 2003 showing slight increases going into 2004.

We believe purchasers of aerospace parts, components and supplies are increasingly using larger, more technically advanced suppliers who have broad product offerings and provide superior customer service and delivery times. We believe these purchasers are seeking to reduce their number of suppliers to lower procurement and inventory costs, streamline buying decisions, reduce delivery times and improve quality controls and their knowledge of the marketplace. In addition, OEMs are increasingly seeking to outsource their supply-chain management functions for their mature product lines to parts distributors. The OEMs believe that distributors can more efficiently deliver their products and provide them with valuable forward-looking information on customer demand. We believe these industry trends favor large, well-capitalized, technologically advanced aftermarket providers, such as Aviall Services, who have broad product offerings and can deliver supply-chain management resources. During the past few years, a number of aerospace products suppliers have consolidated or combined their operations, and a number of OEMs have outsourced portions of their supply-chain management functions. We believe OEMs will continue to outsource and that we have already received some of the benefits of this trend.

Aviall Services

New Parts Distribution and Logistics. Aviall Services purchases new aerospace parts, components and supplies from over 200 OEMs and resells them through our network of 40 customer service centers located in North America, Europe, Asia, New Zealand and Australia. Our ISO 9001-2000 registered central warehouse, which is located near Dallas-Fort Worth International Airport, or DFW Airport, stocks nearly 44,000 line items ranging from sophisticated turbine engine parts and components to lubricants, lamps and other consumable items. We also stock high-demand items in various customer service centers located near our customers around the world.

Our customers include government/military procurement agencies, commercial airlines, air freight carriers, maintenance and repair organizations, corporate flight departments, flight schools, fixed-based operations, OEMs, helicopter fleet operators, other U.S. and foreign governmental agencies and other distributors. The following table depicts Aviall Services’ percentage of net sales in 2003 and 2002 by customer sector and to its ten largest customers and largest customer:

	2003	2002
Customer sector:
Government/Military	53%	41%
General Aviation/Corporate	26%	32%
Commercial Airline	21%	27%
Ten largest customers	50%	42%
Largest customer (Rolls-Royce)	41%	30%

We currently expect Rolls-Royce to remain our largest customer in 2004. Our sales to Rolls-Royce relate primarily to its role as prime contractor for RR T56 parts to the U.S. military. Pursuant to our parts agreement with Rolls-Royce, we ship U.S. military orders directly to U.S. military agencies on behalf of Rolls-Royce and then invoice Rolls-Royce for the parts shipped. As a result, because we purchase all RR T56 parts from Rolls-Royce and the majority of RR T56 parts we sell are to the U.S. military on behalf of Rolls-Royce, Rolls-Royce is both our largest customer and our largest supplier.

The 2002 net sales amount does not include approximately $74 million of RR T56 sales, valued at our contractual prices, made directly by Rolls-Royce to the U.S. military during the transition of RR T56 sales from Rolls-Royce to us, which ended in June 2002. If Aviall Services’ net sales in 2002 included the approximately $74 million of RR T56 sales made directly by Rolls-Royce to the U.S. military, Aviall Services would have derived approximately 47% of its net sales from government/military sales, approximately 29% of its net sales from general aviation/corporate sales and approximately 24% of its net sales from commercial airline sales.

Suppliers. Aviall Services has developed strong relationships and alliances with suppliers to whom we offer in-depth sales and marketing coverage, advanced inventory management, order processing, forecasting and direct electronic communications with end-users of their products. The following table sets forth some of the products we sell for our major suppliers:

Original Equipment Manufacturer	Product(s)
Rolls-Royce	Engine parts, modules and publications
Honeywell	Fuel controls, engine systems and accessories, aircraft lighting, aircraft fasteners and environmental control systems
Goodrich	Ice protection systems, wheel and brake parts, lighting systems, sensors, fuel nozzles and emergency equipment
Scott Aviation	Oxygen systems
TransDigm	Ignition systems, filters, pumps, cables, valves, batteries, chargers and heaters

Our business strategy is to obtain new aftermarket parts supply contracts including large, long-term, exclusive contracts with leading OEMs. This strategy is relatively new in the aerospace industry, and therefore has limited comparables in the sector. In the past, we believe most of our suppliers have been forced to make significant investments in the distribution and logistic support required for their new components when these components are initially incorporated into an airframe or aircraft engine. Specifically, these aerospace OEMs have been compelled to either provide their own distribution or to appoint dealers or distributors, which they sometimes also had to finance. Generally, these OEMs have viewed the distribution and logistic elements of their organizations as ancillary to their core manufacturing operations. As a result, Aviall has been able to provide a valuable service to OEM aerospace manufacturers, by focusing on the outsourced provision of these ancillary distribution and logistics operations from a centralized, technology driven platform. We believe that by contracting with Aviall for exclusive aftermarket new parts distribution through our extensive network, these OEMs have been able to achieve one or more of the following benefits:

•	lower inventory and associated storage costs;

•	higher returns on assets and invested capital;

•	a clearer understanding of demand and demand timing due to the derivation of all orders from a single source;

•	the ability to discretely identify manufacturing costs for new production lines and for spare parts;

•	lower costs of distribution as a result of our extensive global resources that serve more than 200 suppliers; or

•	benefit from our leading technology for demand forecasting and supply chain management, while avoiding related capital investments.

We believe that this set of competitive advantages is compelling for adoption by OEMs who seek to remove costs from their business despite being saddled with low production volumes and increasing regulation. However, the aerospace industry has demonstrated a very slow adoption rate of both technology and business management change, so we may not be successful in convincing any more or even a significant number of OEMs to adopt the solutions that we offer. If we are unable to do so, our growth strategy would be impaired and we would then rely on the smaller incremental gains that could be obtained either from the limited market growth, which is often tempered by business cycles, or market share improvements.

Significant Parts Contracts. We have two significant, long-term agreements with Rolls-Royce and a series of contracts with Honeywell, which in the aggregate are significant, to sell new aerospace parts and components. Under each of these agreements, we are the primary aftermarket supplier of these new parts and components, and we purchase these parts and components at a contractual discount from the manufacturers’ list prices. We also assist in managing the supply-chain functions for these product lines, including marketing, order administration, warehousing, inventory management, including demand forecasting, product sales and documentation support. Additional information about these agreements is summarized below.

Sales of parts from Rolls-Royce accounted for approximately 60% and 51% of Aviall Services’ net sales in 2003 and 2002, respectively. Sales of parts from Honeywell accounted for approximately 6% and 4% of Aviall Services’ net sales in 2003 and 2002, respectively.

Rolls-Royce Model T56 Parts Agreement

We have a contract with Rolls-Royce for the worldwide aftermarket fulfillment rights to sell new parts it produces for the RR T56 series gas turbine engine until December 31, 2011.

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

Under this agreement, Rolls-Royce is permitted to sell RR T56 engine parts directly to OEMs solely for installation in new airframes, to customers requesting normal levels of spare modules and parts when sold together with new RR T56 engines, and to others to comply with pre-existing contractual requirements.

Rolls-Royce may terminate the agreement for convenience after January 1, 2007 upon 120-days’ prior written notice. In addition, Rolls-Royce may terminate the agreement:

•	upon a change of control of Rolls-Royce, provided that Rolls-Royce gives us 120-days prior written notice;

•	if we are acquired by one of Rolls-Royce’s competitors, provided that Rolls-Royce gives notice of termination to us within 30 days of the change of control and sets the termination date at least 120 days after the notice date;

•	if we are acquired by a person that is not a competitor of Rolls-Royce and the acquisition causes our credit rating, as determined by Standard & Poor’s or Moody’s, to fall one notch below our rating prior to the acquisition, provided that Rolls-Royce elects to terminate the agreement within one year of the acquisition and gives us 120-days prior written notice of termination;

•	if we become bankrupt or insolvent or commence bankruptcy proceedings; or

•	if we materially breach the agreement.

However, if Rolls-Royce terminates the agreement for convenience or upon a change of control of Rolls-Royce, we are entitled to recover termination fees, and Rolls-Royce is required to repurchase the parts we acquired from it under the agreement at our average cost. The termination fees are calculated pursuant to a specific formula in the agreement and cannot currently be quantified. The termination fees generally decrease over time, but generally increase as sales of parts and components under the agreement increase. In addition, upon termination for any other reason, Rolls-Royce may purchase all, but not less than all, of our inventory of RR T56 engine parts for an aggregate purchase price equal to our aggregate average cost for the parts less our excess and obsolescence reserves for such parts. In 2004, we have committed to purchase $403.0 million of RR T56 engine parts from Rolls-Royce. We currently have no future contractual inventory purchase commitments beyond 2004, except those required under normal purchasing lead times, which can be up to twelve months or longer.

Honeywell ESA/ECS Parts Agreement

We have two agreements with Honeywell to sell new Honeywell engine systems and accessories, or ESA, and environmental control systems, or ECS, until March 31, 2011 and June 27, 2012. ECS includes cabin pressurization and air conditioning parts and components used on a wide variety of commercial aircraft, such as the Airbus A300/310 and Boeing 727, 747, DC-9, DC-10, MD-11 and MD-80. ESA includes fuel control units and associated devices that are used on various business, regional and military aircraft.

Under these agreements, Honeywell is permitted to sell these parts directly to OEMs for production/retrofit requirements, to U.S. and foreign military customers and to some of its repair and overhaul facilities, referred to as excluded customers. Although our rights under these agreements are not exclusive, Honeywell must provide us with a purchase credit towards our future purchases for each part that Honeywell sells directly to a third party (other than excluded customers).

Rolls-Royce Model 250 Parts Agreement

We have a contract with Rolls-Royce for the exclusive right to sell all parts, modules and related technical publications it produces for the Rolls-Royce Model 250, or RR 250, series engine until January 1, 2010. The RR 250 engine powers more than 125 different helicopter and fixed-wing aircraft in both the commercial and military sectors, making it the most popular engine in the turbine-powered light helicopter market. Since the introduction of the RR 250 in 1965, 28,500 RR 250 engines have been delivered and have accrued over 150 million flight hours. More than 16,000 of these engines are currently in service, primarily on commercial helicopters.

Under the agreement, Rolls-Royce is permitted to sell RR 250 engine parts directly to OEMs solely for installation in new airframes, to the U.S. military and to others to comply with pre-existing contractual requirements.

Either party may terminate this agreement for convenience by giving 120-days prior written notice to the other. In addition, Rolls-Royce may terminate this agreement:

•	upon a change of control of Rolls-Royce, provided that Rolls-Royce gives us 120-days prior written notice;

•	if we are acquired by one of Rolls-Royce’s competitors, provided that Rolls-Royce gives notice of termination to us within 30 days of the change of control and sets the termination date at least 120 days after the notice date;

•	if we are acquired by a person that is not a competitor of Rolls-Royce and the acquisition causes our credit rating, as determined by Standard & Poor’s or Moody’s, to fall one notch below our rating prior to the acquisition, provided that Rolls-Royce elects to terminate the agreement within one year of the acquisition and gives us 120-days prior written notice of termination;

•	if we become bankrupt or insolvent or commence bankruptcy proceedings; or

•	if we materially breach the agreement.

However, if Rolls-Royce terminates the agreement for convenience or upon a change of control of Rolls-Royce, we are entitled to recover termination fees. The termination fees are calculated pursuant to a specific formula in the agreement and cannot currently be quantified. The termination fees generally decrease over time, but generally increase as sales of parts and components under the agreement increase. In addition, upon termination, Rolls-Royce may purchase all, but not less than all, of our inventory of RR 250 engine parts for an aggregate purchase price equal to our aggregate average cost for the parts less our excess and obsolescence reserves for such parts. In 2004, we have committed to purchase $103.0 million of RR 250 parts from Rolls-Royce. We currently have no future contractual inventory purchase commitments beyond 2004, except those required under normal purchasing lead times, which can be up to twelve months or longer.

Honeywell Aerospace Lighting and Electronics Parts Agreement

In September 2003, we expanded the parts covered by our aftermarket representation agreement with Honeywell Lighting and Electronics. The new ten-year agreement awarded us with the aftermarket parts sales, including marketing, order administration, warehousing and product distribution, for Honeywell airline and general aviation lighting products until September 30, 2013. We expect the market for these products to remain stable over the term of this agreement.

Other Agreements

In addition to the agreements discussed above, we have an agreement with Honeywell to sell new Honeywell fuel control products for RR 250 and Honeywell LT101 series engines until December 31, 2010 and an agreement to sell new Honeywell fuel control parts and assemblies for RR T56 series engines until June 30, 2011, in each case subject to rights of early termination. We also have an agreement with Kelly Aerospace to sell turbocharger products for piston aircraft until February 1, 2009, which is subject to rights of early termination.

Repair and Final Assembly Shops. We operate a total of 19 overhaul, repair and final assembly shops authorized by the relevant civil aviation authority in cooperation with selected suppliers. We test, restore and recharge nickel-cadmium aviation batteries at our seven battery service centers. We inspect, repair and modify aircraft wheels and brakes at our seven wheel and brake overhaul and repair shops. We operate four hose assembly shops for selling and assembling a wide variety of aircraft hoses. We also test and repair aircrew oxygen cylinders at our oxygen shop. In 2003 and 2002, net sales from these repair and assembly activities, including parts used in these activities, represented approximately 5% and 7%, respectively, of Aviall Services’ net sales.

Technology. We believe our order fulfillment, customer relationship management and e-commerce technologies enhance Aviall Services’ high customer service standards and provide us with a competitive advantage. We also believe the demonstrated scalability of our hardware and software technologies will continue to enable Aviall Services to increase net sales with lower corresponding expense growth. Aviall Services’ integrated data system accesses information on parts availability, pricing and order status, and performs order entry on a real-time basis from anywhere in the world. This system facilitates same day shipments to our customers worldwide.

Aviall Services also offers advanced electronic data interchange communications, which provides direct customer access to its central inventory management and retrieval system. In addition, customers can access our order management system over the Internet at our award-winning website, aviall.com, which enables customers to search for parts using an online catalog, determine parts availability, place orders, request quotes and check order and quote status. We built this enhanced website with the primary goal of creating customer- and supplier-friendly functionality and increasing productivity.

We plan to upgrade our Enterprise Resources Planning software during 2004 to our current supplier’s latest version. We plan to use internal resources, as well as the supplier and other outside software consultants, to implement the upgrade by the end of the third quarter of 2004. To mitigate the risks associated with the implementation, we have installed a full hardware and software test environment, separate from our operating environment, to thoroughly test and validate the upgrade. While we have experience with the software and a detailed implementation plan, all software implementations of this complexity have inherent risks. We believe our plan mitigates any potential major disruption to our business from implementing the upgrade.

Sales and Marketing. Aviall Services’ sales and marketing efforts emphasize advanced e-commerce capabilities, breadth of product offering, competitive pricing, attention to customer service and value-added functions through advanced systems and inventory management/logistics applications.

We conduct direct sales and marketing efforts through a team of employees worldwide, supplemented by third-party sales representatives located throughout Europe, the Middle East and the Asia-Pacific region. These employees and representatives meet regularly with our major customers to solicit orders by offering solutions to our customers’ requirements and procurement needs. In addition, these employees and representatives also work with our customers and suppliers to identify new market opportunities and provide support for existing products. This gives our customers the opportunity to improve their inventory efficiency, increase revenues and offer enhanced services to their end-users.

Our sales staff works closely with our customer service center managers and our inventory provisioning group to ensure that inventory availability and customer service levels are maintained. Our staff conducts frequent meetings with key suppliers to provide information to our customers about new product introductions, as well as to obtain marketing and sales training. From time to time, Aviall Services also directly polls its customers to measure our performance against expectations and to identify opportunities for improvement. In addition, from time to time, Aviall Services sponsors parts and maintenance symposia, with participation by both suppliers and customers, at which suppliers showcase new product lines and provide related technical training. These symposia provide us with an important forum which allows us to communicate with our customers and to obtain candid feedback from both our customers and end-users.

For our Rolls-Royce products, we, in conjunction with Rolls-Royce, hold quarterly conferences with our major customers to discuss market trend requirements and jointly forecast parts demand.

In addition, we believe Aviall Services’ parts catalog, which is published every three years, is the recognized industry standard for parts and applications in the general aviation/corporate sectors. We currently offer the catalog in compact disk, web-based and paper versions. Aviall Services also uses institutional advertising, co-op advertising programs with suppliers and direct mail programs, and sends representatives to a number of industry trade shows around the world to ensure its name, products and services are visible in the market.

Competition. The market for new, repairable and consumable aerospace parts, components and supplies is large but also highly fragmented with no single competitor holding a dominant position. Aviall Services’ primary competitors for the sale of new aerospace parts, components and supplies are independent distributors, redistribution suppliers and captive distribution organizations of aerospace OEMs. We believe the aerospace OEMs, through their captive distribution organizations for their OEM parent companies, represent our primary growth opportunities. Since Aviall Services has maintained and materially strengthened its position as the leading independent provider of new aerospace parts, components and supplies in the aftermarket, we believe we can offer the best and most cost-effective distribution alternative for these OEMs on the basis of availability, price and quality of products and services and the level of service to their customers.

Inventory Locator Service

General. For over 20 years, ILS has profitably served as an electronic marketplace for geographically dispersed buyers and sellers of parts, equipment and services in the aerospace industry and has operated electronic marketplaces for the marine industry and the U.S. and international government procurement markets. At December 31, 2003, ILS had approximately 13,000 users in more than 82 countries. ILS operates online electronic marketplaces enabling its aerospace, marine and government subscribers to purchase or list parts, equipment and services for sale within a diverse community of users. Sellers list their parts, equipment and services on ILS’s databases to attract buyers from around the world, open new markets and increase sales. ILS’s parts databases enable buyers to quickly locate new, used and refurbished parts from multiple sources or to locate alternate parts when needed. ILS’s parts databases list more than 53 million line items, representing over five billion parts. In addition to its core parts, equipment and services databases, ILS provides access to over 112 million records of U.S. government information. This information allows users to research manufacturers of specific parts, locate alternate parts, find additional uses and markets for parts and review U.S. government procurement histories to determine values for parts. ILS is continually adding to its e-commerce services, which already include online requests for quotes, buyers’ auctions, web-linked communications, inventory valuations, catalogue services, government bid alerts, e-mail tools and fax capabilities.

Subscribers. ILS’s aerospace-related subscribers include OEMs, distributors, resellers, overhaul and repair facilities, fixed-base operators, most of the world’s major airlines and U.S. and international government procurement agencies. ILS’s marine-related subscribers include manufacturers, repair facilities, distributors and ship owners and operators. Subscribers can select from various levels of service to suit their needs and budgets. In addition, ILS has customized service offerings for specific market segments. ILS’s largest users have typically signed multiuser, multilocation agreements that provide for wider access to ILS data by their employees.

Sales and Marketing. ILS markets its electronic marketplaces to both buyers and sellers in the aerospace and marine industries and the U.S. and international government procurement markets. ILS is headquartered in Memphis, Tennessee and maintains regional offices in Atlanta, Seattle and Singapore. ILS also has independent sales representatives in England, the United Arab Emirates and Canada. In addition, ILS has representatives in areas where it has major concentrations of customers to provide them with training and technical support.

Each year, ILS demonstrates its services at a number of trade shows around the world as a means of reaching prospective customers. In addition, ILS uses banner advertising, real-time demonstrations held on-site, advertising in major aerospace and marine industry publications, and active public relations campaigns to provide additional exposure and generate leads for the ILS sales team. ILS also offers seminars and training sessions to assist customers in maximizing the value they receive from ILS’s services.

Competition. There are a number of Internet-based competitors operating aerospace business-to-business marketplaces, including alliances of OEMs, individual airlines, distributors and independent companies. Most of the participants in these alliances remain subscribers and active participants in ILS’s electronic marketplaces. ILS competes with these entities primarily on the basis of the size of its customer base, depth and breadth of aftermarket product offerings, electronic marketplace innovation and e-commerce developments. We believe that ILS competes effectively on these bases and also differentiates itself from most other aerospace-related electronic marketplaces due to its neutrality and longevity.

Employees

As of December 31, 2003, we had 901 employees, none of whom are represented by collective bargaining units, except for fewer than ten employees residing in The Netherlands. We believe that our relationships with our employees are good.

Regulation

General. We are regulated by certain federal, state and local government agencies within the U.S., such as the United States Environmental Protection Agency and the United States Occupational Safety and Health Administration, as well as agencies of foreign governments with similar authority in foreign jurisdictions where we do business.

Aviation. In addition to general regulation by these agencies, Aviall Services’ repair and final assembly operations are regulated by agencies with responsibilities over civil aviation. The Federal Aviation Administration, or FAA, regulates our operations within the U.S. We are also subject to regulation by civil aviation authorities in the foreign jurisdictions in which we operate.

Environmental. Aviall Services’ business includes parts repair operations that require the use, storage and disposal of certain chemicals in small quantities. These chemicals are regulated under federal, state, local and foreign environmental protection laws which require us to eliminate or mitigate the impact of these substances on the environment. We have implemented programs to detect and minimize contamination. Due to the small quantities of chemicals used and the current programs in place, we do not anticipate any material environmental liabilities or significant capital expenditures related to these ongoing operations will be incurred in the future to comply or remain in compliance with existing environmental regulations.

Additionally, some of the products, such as chemicals, oxygen generators, oxygen bottles and life rafts, that we sell to our customers contain hazardous materials that are subject to FAA regulations and federal, state, local and foreign environmental protection laws. If we ship such products by air, we share responsibility with the air carrier for compliance with these FAA regulations and are primarily responsible for the proper packaging and labeling of these items. If Aviall Services mislabels or otherwise improperly ships hazardous materials, it may be liable for damage to the aircraft and other property, as well as substantial monetary penalties. Any of these events could have a material adverse effect on our financial condition or results of operations. The FAA actively monitors the shipment of hazardous materials.

In addition, some of our previously owned businesses used chemicals classified by various federal, state, local and foreign agencies as hazardous substances. We retain environmental liabilities related to these businesses for the period prior to their sale. Changes in estimates of these retained environmental liabilities are classified as other gains and (losses) in continuing operations or as discontinued operations depending on the accounting treatment that applied at the time the decision was made to exit the business. For further discussion, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” in this Annual Report on Form 10-K and Note 17—Environmental Matters to our consolidated financial statements included in this Annual Report on Form 10-K.

Factors that May Affect Future Results and Market Price of Stock

This Annual Report on Form 10-K contains “forward-looking statements” concerning our business, operations and financial performance and condition. When we use the words “estimates,” “expects,” “forecasts,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions, we intend to identify forward-looking statements.

We have based our forward-looking statements on our current assumptions and expectations about future events. We have expressed our assumptions and expectations in good faith, and we believe there is a reasonable basis for them. However, we cannot assure you that our assumptions or expectations will prove to be accurate.

A number of risks and uncertainties could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause our actual results to differ materially from the forward-looking statements are set forth in this Annual Report on Form 10-K, included under “Item 1. Business – Risk Factors.” Other factors may cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K, and, except as required by law, we do not undertake any obligation to publicly update or revise our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements.

Risk Factors

Our dependence on the aerospace industry makes us susceptible to negative trends and adverse economic conditions in the aerospace industry.

Virtually all of Aviall Services’ net sales and operating income are derived from the sale of parts, components, supplies and services to customers in the aerospace industry. As a result, Aviall Services’ business is directly affected by trends and economic factors that affect flight activity in the aerospace industry, including fuel prices, economic cycles, inflation, labor instability and regulatory oversight, as well as other factors that affect flying activity by the U.S. military and its allies.

Reduced flight activity generally results in reduced demand for parts, components, supplies and services by customers in the aerospace industry. Because a high proportion of Aviall Services’ operating costs are relatively fixed, reduced sales have a negative impact on its earnings, as lower gross profits cannot be offset by lower expenses. Further, because we purchase parts, components and supplies from our suppliers in advance of orders from our customers based upon our estimates of future demand, the effect of reduced demand can have an even greater impact on our earnings. If expected sales do not materialize, our inventory levels could increase, resulting in increased financing requirements and interest expense and reducing the credit available under the Credit Facility.

The demand for commercial air transport has been reduced by the prevailing global economic slowdown, terrorist attacks and their aftermath, and military activity in Iraq. This reduced flight activity, which has accelerated retirement of older aircraft and caused the deferral of nonessential aircraft maintenance and overhaul services, has reduced the demand for our parts, components and supplies used on commercial aircraft. In addition, some air operations have been reduced because commercial airlines, air freight carriers and other commercial airline-related firms around the world are experiencing large financial losses, which in some cases have resulted in bankruptcies. We cannot predict the length of time required for a recovery of the global commercial aviation sector, and any recovery could be hindered by a number of factors, including slower economic growth, foreign political instability or acts of war or terrorism.

In recent periods, we have relied heavily on increased flight activity by the U.S. military and foreign militaries, particularly with respect to aircraft fitted with the RR T56 series engine, to offset the decrease in commercial aviation activity. The U.S. military and certain foreign militaries may not sustain their current levels of flight activity and the demand for parts and components for military aircraft utilizing the RR T56 engine in particular may not continue to increase. As a result, we may be unable to realize fully all of the benefits that we hope to receive from our RR T56 engine parts agreement with Rolls-Royce. Moreover, if some or all of these militaries were to effect an extensive, protracted grounding of their fleets of Hercules C-130 aircraft, the primary aircraft on which RR T56 engines are fitted, our business would be severely disrupted. Under the terms of our agreement with Rolls-Royce, we are required to purchase $403.0 million of RR T56 engine parts from Rolls-Royce in 2004. As of February 29, 2004, we have purchased $50.3 million of RR T56 parts. If demand for RR T56 engine parts decreases substantially, our inventory levels of RR T56 engine parts could grow to be larger than needed to support our sales, increasing our financing requirements and interest expense and reducing the credit available under the Credit Facility.

In addition, the demand for our parts, components and supplies could decrease if one or more of our customers were to eliminate or retire one or more of their aircraft fleet types. Further, the demand for our parts, components and supplies could decrease if intense competition in the aerospace industry or other factors cause one or more of our customers to go out of business. Any decreases in demand for our parts, components and supplies could have a material adverse effect on our business, financial condition or results of operation.

If our principal suppliers terminate or limit their relationships with us, our net sales could decline substantially and our business could otherwise be adversely affected.

We have several significant, long-term agreements with Rolls-Royce to sell its parts. In addition, we have several long-term agreements with Honeywell to sell its parts, which are significant in the aggregate. During 2003, 60% and 6% of Aviall Services’ net sales were derived from sales of parts from Rolls-Royce and Honeywell, respectively. We expect these agreements to continue to represent a substantial percentage of our future net sales.

While our agreements with Honeywell and Rolls-Royce are ten-year agreements, each of these agreements contains a termination for convenience provision that allows the other party to terminate the agreement on the dates and subject to the advance notice provisions set forth below:

Supplier	Parts	Earliest Date for Notice of Termination for Convenience	Notice Requirement
Rolls-Royce	RR T56 engine parts	January 1, 2007	120 days
Rolls-Royce	RR 250 engine parts	January 1, 2003	120 days
Honeywell	Hydromechanical controls for RR 250 and Honeywell LT101 series engines	January 1, 2002	60 days
Honeywell	Honeywell ESA and ECS	April 1, 2006	60 days
Honeywell	Honeywell ESA and ECS	June 27, 2007	30 days
Honeywell	Hydromechanical controls for RR T56 engines	June 30, 2004	60 days
Honeywell	Airline and general aviation lighting products	October 1, 2007	60 days

Honeywell and Rolls-Royce may also terminate these agreements if we materially breach or fail to make payments under these agreements, or if we become bankrupt or insolvent or commence bankruptcy proceedings. Furthermore, Rolls-Royce may terminate our agreements to provide RR T56 engine parts and RR 250 engine parts upon 120-days prior written notice upon a change of control of Rolls-Royce, if we are acquired by a competitor of Rolls-Royce, or if we are acquired by a person that is not a competitor of Rolls-Royce and the acquisition causes our credit rating to fall one notch below our credit rating prior to the acquisition.

In the event that Rolls-Royce or Honeywell discontinues production of the products we sell or terminates or fails to perform under our agreements with them, and we are otherwise unable to obtain the parts we need to fulfill our customers’ orders, our results of operations would likely be materially adversely affected.

Our largest customers represent a large percentage of our total business and loss of all or some of these customers could have a material adverse effect on our results of operations.

In 2003, Aviall Services’ ten largest customers represented, in the aggregate, approximately 50% of its net sales, and Rolls-Royce, its single largest customer, accounted for approximately 41% of its net sales. The sales to Rolls-Royce relate primarily to its role as prime contractor for supplying RR T56 parts to the U.S. military. The loss of Rolls-Royce or the loss of the business that we conduct through Rolls-Royce with the U.S. military would, and the loss of all or some of these other large customers could, have a material adverse effect on our business, financial condition or results of operations.

Competition in our industry is intense. If we do not compete effectively, we could lose market share and our business could otherwise be negatively affected.

With respect to Aviall Services, the market for aerospace parts, components and supplies is extremely competitive, and we face competition from a number of sources. Aviall Services competes with independent distributors, redistribution suppliers and aerospace OEMs who, in the aggregate, offer most of the same product lines to the same customers. Many of our existing and potential competitors have greater resources than us. Also, many of our agreements with our suppliers, including some, like those with Honeywell, which in the aggregate are significant to our business, are non-exclusive, and others, like those with Rolls-Royce, permit the supplier to sell its products directly to our customers. Additionally, from time to time, we face competition from individual airlines liquidating or reducing their inventories, and in the future, we may face pricing pressures from airline consortiums pooling their resources to purchase parts, components and supplies at discounted prices.

Numerous companies compete with ILS in the operation of global aerospace and marine-related electronic marketplaces. Our competitors in this area include airlines, manufacturers, distributors, independent companies, and their alliances, and we expect the competition in this area to increase in the future.

These competitive pressures could have a material adverse effect on our business, financial condition or results of operations.

If we fail to accurately forecast our inventory requirements, we may incur significant costs or lose customers and our business could otherwise be adversely affected.

We use complex rolling forecasts based upon our anticipated product orders to determine what we purchase from our suppliers. Lead times for our product orders vary significantly and depend on factors such as specific supplier requirements, contract terms and the then-current market demand for particular products. If we underestimate our product requirements, we may have insufficient inventory to meet demand, which could result in shipping delays, lost sales and dissatisfied customers. Alternatively, if we overestimate our product requirements, we may accumulate excess inventory, which could result in increased carrying costs and write-offs of inventory and related unamortized distribution rights.

In December 2001, we wrote off $4.9 million of parts used on older commercial aircraft. Because many of these aircraft were temporarily grounded or permanently retired in the aftermath of the September 11, 2001 terrorist attacks, we experienced reduced demand for replacement parts and components used on these aircraft. We wrote off this excess inventory because of the likelihood that we would not be able to sell it in the future. In addition, we may be required to write-off inventory and related unamortized distribution rights when we stop selling a supplier’s parts or components or when a supplier chooses to compete against us. Any future write-offs could have a material adverse effect on our business, financial condition or results of operations.

If our inventory does not meet specifications established by certain governmental agencies, we could incur significant costs and our operating performance could otherwise be negatively affected.

Our inventory consists primarily of new aerospace parts, components and supplies that we purchase from our suppliers. Before any part, component or supply item may be used on an aircraft, it must meet standards of condition established by the FAA, the U.S. Department of Defense or the equivalent regulatory agencies in other countries, such as the Canadian Transport Authority in Canada, the Joint Aviation Authority in the European Union and the Civil Aviation Authority in Australia, New Zealand, Singapore and the United Kingdom. Although regulatory requirements in other countries generally coincide with applicable U.S. requirements, specific regulations may vary from country to country. In some instances, components, parts and supplies that we purchase must also be traceable to sources deemed acceptable by the appropriate regulatory agency.

Parts and components that we own or acquire may not meet applicable standards and are subject to changing standards, which could require us to modify or eliminate parts and components contained in our inventory. Aerospace parts manufacturers may also develop new parts and components to be used in lieu of parts and components already contained in our inventory. In all such cases, to the extent that we have such parts and components in our inventory, their value may be reduced.

Our significant indebtedness and other contractual obligations could adversely affect our financial health.

As of December 31, 2003, we had $207.2 million of debt outstanding, including capital lease obligations. We also had significant commitments under our parts contracts with Rolls-Royce. In 2004, we have committed to purchase $403.0 million of RR T56 parts and $103.0 million of RR 250 parts from Rolls-Royce. As of February 29, 2004, we had purchased $50.3 million of RR T56 parts and $10.2 million of RR 250 parts. We also have significant obligations under operating leases.

As of December 31, 2003, we had approximately $50.5 million of floating rate borrowings outstanding, primarily for fixed rate borrowings that have been effectively converted to floating rate borrowings through an interest rate swap agreement. In addition, the Credit Facility allowed for up to $199.0 million of additional floating rate borrowings as of December 31, 2003. As a result, our floating rate borrowings could increase dramatically in the future. Future interest rate increases will increase our interest expense on our floating rate borrowings, which could be significant.

Our leverage could have important consequences. For example, it could:

•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on the new notes and our other indebtedness;

•	place us at a competitive disadvantage to our competitors;

•	require us to dedicate a substantial portion of our cash flow from operations to fulfill contractual obligations and service payments on our indebtedness, thereby reducing funds available for other purposes;

•	increase our vulnerability to a downturn in general economic conditions or the industry in which we compete;

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate and other purposes; and

•	limit our ability to plan for and react to changes in our business and the industry in which we compete.

We and our subsidiaries will be able to incur substantial additional indebtedness in the future under our Credit Facility and any securities issued under our shelf registration statement. Although the Credit Facility and the indenture governing the new notes will restrict us and our restricted subsidiaries from incurring additional debt, these restrictions are subject to important exceptions and qualifications. If we or our subsidiaries incur additional debt, the risks that we and they now face as a result of our leverage could intensify.

Our corporate headquarters, distribution network hub and over 90% of the value of our inventory reside in the same building. If we lose access to, or use of, this building, our business would be interrupted, which could adversely affect our business and results of operations.

Our corporate headquarters building near DFW Airport is the hub for our distribution network. Over 90% of the value of our inventory resides in this building, and we receive and ship the majority of our inventory from this location. If we were unable to access this building because of security concerns, a natural disaster or otherwise or if this building were destroyed or materially damaged, our business would be materially adversely affected.

Furthermore, any damage to the building could damage some or all of the inventory stored in the building. If inventory is damaged, the FAA could require us to inspect each item before sale, which could take a protracted amount of time and cause us to lose sales and customers. Any material loss of sales or customers would have a material adverse effect on our business and results of operations.

While we have a disaster recovery plan to manage the use of our information technology and deal with telecommunications interruptions and other disasters, this plan has not been tested in an appropriate environment. In addition, we have business interruption insurance to both offset the cost of, and compensate us for, any event which interrupts our operations. However, the coverage may not be sufficient to compensate us for all potential losses and the conditions to the coverage may preclude us from obtaining reimbursement for some potential losses. While we have attempted to match our coverage to the most likely potential disasters and events that could interrupt our business, we may not have been able to foresee all the costs and implications of a disaster or other event and, therefore, the coverage may not be sufficient to reimburse us for our losses. Any material losses for which we are unable to obtain reimbursement may have a material adverse effect on our results of operations.

If our FAA repair authority is revoked or limited, we could incur significant costs and our growth could be hindered.

In 2003, Aviall Services’ product overhaul, repair and final assembly activities, which are regulated by the FAA, represented approximately 5% of Aviall Services’ net sales, including the parts used in these activities. The FAA prescribes standards and licensing requirements for aerospace components and effectively regulates component repair stations worldwide. Comparable agencies also regulate these matters in each of the foreign countries in which Aviall Services conducts operations. If Aviall Services does not have required FAA authority for its overhaul, repair and final assembly facilities, or loses the authority once it has been granted, the operation of that facility may be prohibited until it is able to obtain FAA authority.

While we believe that Aviall Services possesses all required domestic and foreign governmental certifications, the revocation or limitation of its FAA repair authority would have a material adverse effect on its overhaul, repair and final assembly operations. In addition, we may be forced to incur unanticipated costs to adapt Aviall Services’ overhaul, repair and final assembly operations to any changes in FAA regulations. Moreover, for purposes of their own compliance with FAA requirements, some of our customers may require us to certify that our facilities, products and services meet certain standards and specifications. If we fail to meet these certification requirements or fail to maintain our certified status with one or more of our customers, our reputation could be harmed, which could have a material adverse effect on our business, financial condition or results of operations.

We are subject to risks associated with our international operations, and we may fail to implement strategies that adequately protect us against these risks.

We sell our products to customers located in many countries around the world. Because we sell our products and services outside of the U.S., we are exposed to risks associated with selling and operating in foreign countries. These risks include:

•	fluctuations in currency exchange rates;

•	political instability;

•	limitations on the conversion of foreign currencies into U.S. dollars; and

•	economic volatility.

During 2003, we derived approximately 21% of our total sales from selling our products and services to customers located outside of the U.S. Only 4% of our total sales were denominated in foreign currencies. The percentage of our net sales derived from selling our products and services outside of the U.S. could increase in the future.

Although we may enter into certain transactions to hedge the risk of foreign currency exchange rate fluctuations or take other steps to protect against these risks, we may be unable to fully protect ourselves against these risks. Any of these risks could have a material adverse effect on our business, financial condition or results of operations.

The interests of our principal stockholders may be inconsistent with the interests of our other equity holders.

As of March 5, 2004, affiliates of The Carlyle Group, a private equity firm, beneficially owned approximately 35% of our common stock, and two managing directors of The Carlyle Group sit on our board of directors. In addition, pursuant to an investor rights agreement between affiliates of The Carlyle Group and us, or the Investor Rights Agreement, we may not take certain actions without their consent, including incurring certain types of additional debt, making specified payments and capital expenditures or issuing any class of capital stock that ranks senior to our common stock. As such, The Carlyle Group asserts considerable influence over our operations. The interests of The Carlyle Group and its affiliates may not be consistent with the interests of our other equity holders. Although the Carlyle Investors may dispose of up to 7,262,500 shares of common stock pursuant to two shelf registration statements, portions of the Investor Rights Agreement will continue in effect for so long as the Carlyle Investors continue to beneficially own at least 3.5% of our common stock.

The terms of our indebtedness and the Investor Rights Agreement could restrict our operations.

The terms of our indebtedness, including the Credit Facility and the indenture governing the New Senior Notes, and the Investor Rights Agreement, contain covenants restricting our ability to, among other things, modify our corporate governance documents, incur certain additional debt, make specified payments and capital expenditures, authorize or issue capital stock, enter into transactions with our affiliates, consolidate, merge with or acquire another business, sell certain of our assets or liquidate, dissolve or wind-up our company. In addition, the terms of the Credit Facility require us to achieve and maintain certain specified financial ratios. These restrictions may limit our ability to engage in activities which could expand our business, including obtaining future financing, making needed capital expenditures, or taking advantage of business opportunities such as strategic acquisitions and dispositions.

Our failure to comply with the covenants contained in the Credit Facility or the indenture governing the New Senior Notes could result in an event of default that could cause acceleration of our indebtedness.

Our failure to comply with the covenants and other requirements contained in the indenture governing the New Senior Notes, the Credit Facility or our other debt instruments could cause an event of default under the relevant debt instrument. The occurrence of an event of default could trigger a default under our other debt instruments, prohibit us from accessing additional borrowings, and permit the holders of the defaulted debt to declare amounts outstanding with respect to that debt to be immediately due and payable. Our assets or cash flow may not be sufficient to repay fully borrowings under our outstanding debt instruments, and we may be unable to refinance or restructure the payments on indebtedness on favorable terms, or at all. An event of default under our Credit Facility or our New Senior Notes, particularly if followed by an acceleration of any outstanding amounts, could have a material adverse effect on our business.

We could incur significant costs and expenses related to environmental problems.

Various federal, state, local and foreign laws and regulations require property owners or operators to pay for the costs of removal or remediation of hazardous or toxic substances located on or emanating from their property. Some of our current operations, such as our battery repair and brake service centers, use small quantities of hazardous or toxic substances in their operations. Some of our previously owned businesses used certain chemicals classified by various federal, state, local and foreign agencies as hazardous substances. We retain certain environmental liabilities related to these businesses for the period prior to their sale. We are involved in various stages of investigation and cleanup to comply with federal, state, local and foreign regulations related to these businesses.

These same laws and regulations also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances for the costs of their removal or remediation at the disposal or treatment facility. These laws and regulations generally impose liability regardless of whether the entity arranging for disposal ever owned or operated the disposal facility.

We have been named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and the Superfund Amendments and Reauthorization Act at five third-party disposal sites to which wastes were allegedly sent by the previous owner of assets used in our discontinued engine services operations. We did not use these identified disposal sites. Accordingly, the previous owner has retained, and has been discharging, all liability associated with the cleanup of these sites pursuant to the sales agreement. Although we could be potentially liable in the event of nonperformance by the previous owner, we do not anticipate nonperformance. In addition, we have two pending lawsuits related to previously owned businesses, which we believe to be immaterial.

As a past operator of businesses that used hazardous or toxic substances, we may be liable for additional removal or remediation costs, governmental penalties, property damage and related expenses. These costs and expenses could be significant and have a material adverse effect on our business, financial condition or results of operations.

If we improperly ship hazardous materials, we could incur substantial fines or damages.

The FAA exercises regulatory jurisdiction over and actively monitors the shipment of hazardous materials by air. Some of the products that we sell contain hazardous materials that are subject to these regulations, such as chemicals, oxygen generators, oxygen bottles and life rafts. We share responsibility with the air carrier for compliance with FAA regulations in shipping hazardous materials by air, and we are primarily responsible for the proper packaging and labeling of these items. If we mislabel or otherwise improperly ship hazardous materials, we may be liable for damage to the aircraft and other property as well as substantial monetary penalties. If any of these events were to occur, they could have a material adverse effect on our business, financial condition or results of operation.

Our failure to comply with the numerous laws and government regulations that govern our business could result in us being liable for material fines, penalties or damages or could restrict our operations.

In addition to regulation by the FAA, foreign civil aviation authorities and the U.S. Environmental Protection Agency, our operations are subject to numerous federal, state, local and foreign laws and government regulations. While we endeavor to comply with all applicable laws and government regulation, our operations may from time to time fail to fully comply with some of these laws and government regulations. Any violation of these laws or government regulations could result in material fines, penalties or damages being imposed on us or could result in restrictions or limitations on how we conduct our operations. Any such fines, penalties or damages or limitations on our operations could have a material adverse effect on our business and results of operations.

A significant failure of our computer systems or networks could increase our operating costs significantly, cause us to lose customers and otherwise adversely affect our business.

We depend upon our computer systems and networks to deliver our products and services, respond to the needs of our customers, sell and manage our inventory, perform accounting and administrative functions, provide product and other informational services and create ILS’s electronic marketplaces. The success of our businesses depend upon our ability to provide superior reliability, capacity and security for both our Internet-based and dial-up systems. We are continually upgrading our computer networks and software. Our computer systems and networks, and the networks upon which we depend, are subject to factors that may cause interruptions in service or reduce capacity for our customers, including, but not limited to, physical damage, problems upgrading or integrating new hardware or software, power loss, capacity limitations, software defects and breaches of security due to computer viruses, break-ins or otherwise. Significant interruptions in service, capacity limitations or security breaches could disrupt our relationships with our suppliers and customers, which could have a material adverse effect on our business, financial condition or results of operations.

We plan to upgrade our Enterprise Resources Planning software during 2004 to our current supplier’s latest version. We plan to use internal resources, as well as the supplier and other outside software consultants, to implement the upgrade by the end of the third quarter of 2004. To mitigate the risks associated with the implementation, we have installed a full hardware and software test environment, separate from our operating environment, to thoroughly test and validate the upgrade. While we have experience with the software and a detailed implementation plan, all software implementations of this complexity have inherent risks. We believe our plan mitigates any potential major disruption to our business from implementing the upgrade.

Advances in technology and evolving industry standards could increase our costs or cause us to lose customers.

The electronic marketplace business in which ILS operates is characterized by evolving industry standards and changing customer requirements. The introduction of new hardware or software or the emergence of new industry trends or standards could render our existing hardware, software or services obsolete, cause us to incur significant hardware, software, development or labor costs or cause us to write-off prior investments in hardware or software. For example, in the second quarter of 2003, we incurred a $1.7 million impairment loss resulting from the write-off of a vendor software license purchased in 2001. We took this loss because we decided to pursue other cost-effective alternatives after the vendor changed its strategic focus. In addition, our failure to introduce new services and enhancements to our existing services in response to changing market conditions or customer or technology requirements could cause us to lose business to our competitors. Any of these risks could have a material adverse effect on our business, financial condition or results of operations.

Our ability to use our net operating loss carryforwards and other deferred tax assets in the future could be limited, negatively affecting our results of operations and cash flows.

At December 31, 2003, we had a $54.8 million net deferred tax asset of which $35.7 million relates to our U.S. federal net operating loss, or NOL, carryforwards. This equates to a gross U.S. federal NOL of approximately $102.0 million, substantially all of which expires in 2011. While we believe we will generate sufficient future U.S. federal taxable income to utilize our U.S. federal NOL carryforwards before expiration, we also believe that we may not generate sufficient future taxable income in primarily state and foreign tax jurisdictions to utilize all of our state and foreign NOL carryforwards before their expiration.

Section 382 of the Internal Revenue Code, or Section 382, imposes limitations on a corporation’s ability to utilize U.S. federal NOLs if it experiences an ownership change as defined in Section 382, or an Ownership Change. The amount of the annual limitation can vary significantly based on factors existing at the date of the Ownership Change. The value of the corporation’s stock immediately before an Ownership Change is one of the most influential factors affecting the annual limitation calculation. If we had experienced an Ownership Change as of December 31, 2003, based on our year end closing stock price of $15.51 per share, we believe the annual limitation imposed would not have impacted our ability to fully utilize our U.S. federal NOL. An Ownership Change under Section 382 may occur under circumstances which would not be considered as a change of control as used in most circumstances.

The dividend resulting from reducing the conversion price of our Series D Redeemable Preferred Stock and the subsequent conversion into common stock did not result in an annual limitation on the amount of our U.S. federal NOL carryforward that we could utilize. In addition, the future exercise of our outstanding warrants will not be deemed to be additional changes to our stock ownership, separate and apart from the original issuance of the warrants in March 2002, nor will the sale of the Carlyle Investors’ stock under the recent shelf registration statement cause an Ownership Change.

A substantial decrease in stock price combined with an Ownership Change could affect our ability to fully utilize our U.S. federal NOL carryforward and may have a material adverse effect on our results of operations and cash flows. We cannot determine the stock price or amount of Ownership Change which would result in a limitation of our U.S. federal NOL carryforward due to various factors including the timing of a future Ownership Change and the amount of U.S. taxable earnings earned prior to the Ownership Change.

Item 2: Properties

Facilities

Our corporate headquarters, Aviall Services’ headquarters, central warehouse operations and various product repair shops are located in a 280,000 square-foot facility located near DFW Airport. This facility is comprised of 195,000 square feet of central warehouse and product repair shops and 85,000 square feet of office space. As of December 31, 2003, this facility contained approximately 91% of Aviall Services’ inventory and the primary information systems for Aviall and Aviall Services. We occupy this facility pursuant to a lease expiring in December 2013 with a three-year renewal option followed by a five-year renewal option at the then-prevailing fair market lease rate. In addition, we have a one-time option to elect to expand our premises by approximately 100,000 square feet. We must exercise this expansion right before November 2006.

In September 2003, ILS entered into a lease for its new 32,000 square foot headquarters facility located in Memphis, Tennessee. The new lease commenced in September 2003, expires in February 2011 and contains an option to renew the lease for an additional five-year period under the same terms and conditions.

At December 31, 2003, our principal operating facilities were:

Location	Square Footage	Lease Expiration Date	Function
DFW Airport, Texas	280,000	December 2013	Corporate headquarters and Aviall Services’ headquarters, central warehouse operations and various product repair shops
Memphis, Tennessee	32,000	February 2011	ILS headquarters and operations

On December 31, 2003, we occupied 44 other facilities around the world, including administrative, sales, distribution and operations/repair facilities and customer service centers that support our parts distribution business. Each of our domestic real properties is held under an operating lease. In 2004, we expect to pay $3.9 million in rental expense for our facility leases. We believe our material facilities, machinery and equipment are suitable for the purposes for which they are used and are adequately maintained in all material respects.

ISO 9001-2000 Certification

In 2003, we received ISO 9001-2000 certification for Aviall Services’ facility located near DFW Airport. The ISO 9001-2000 standard is an internationally recognized quality management system standard developed by the International Organization for Standardization to facilitate international trade.

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

For information concerning environmental matters, see “Item 1: Business—Regulation—Environmental” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” in this Annual Report on Form 10-K.

Item 4: Submission of Matters to a Vote of Security Holders

None.

Item 4A: Executive Officers of the Registrant

Our executive officers are as follows:

Name	Office(s)
Paul E. Fulchino	Chairman of the Board of Directors, President and Chief Executive Officer
Dan P. Komnenovich	President and Chief Operating Officer of Aviall Services
Bruce Langsen	President of ILS
Charles M. Kienzle	Senior Vice President of Operations of Aviall Services
Jeffrey J. Murphy	Senior Vice President of Law and Human Resources, Secretary and General Counsel
James T. Quinn	Senior Vice President of Sales and Marketing of Aviall Services
Colin M. Cohen	Vice President and Chief Financial Officer
Jacqueline K. Collier	Vice President and Controller
Joseph Y. Lacik	Vice President of Information Services of Aviall Services

Paul E. Fulchino, 57, has served as Chairman of the Board of Directors, President and Chief Executive Officer since January 2000. From 1996 through 1999, Mr. Fulchino was President and Chief Operating Officer of B/E Aerospace, Inc., a leading supplier of aircraft cabin products and services. From 1990 to 1996, Mr. Fulchino served in the capacities of President and Vice Chairman of Mercer Management Consulting, Inc., an international general management consulting firm. Earlier in his career, Mr. Fulchino held various engineering positions at Raytheon Company.

Dan P. Komnenovich, 51, assumed the role of President and Chief Operating Officer of Aviall Services, Inc. effective January 1, 2004. Mr. Komnenovich rejoined Aviall in August 2000 and served as Aviall Services’ Executive Vice President and Chief Operating Officer from August 2000 to December 2003. From January 1999 to July 2000, Mr. Komnenovich was a Principal with Kincaid Capital Group, an investment management firm. From March 1995 to December 1998, Mr. Komnenovich served as Executive Vice President and Chief Financial Officer of Dallas Airmotive, Inc., a business aircraft engine overhaul company. Mr. Komnenovich held various positions with us between 1983 and 1995, including Senior Vice President of Marketing and Development.

Bruce Langsen, 57, has served as President of ILS since June 1996. Prior to his tenure as President of ILS, Mr. Langsen served as Executive Vice President of ILS. Mr. Langsen joined ILS in 1993 as its Vice President of Marketing and Sales. Prior to joining ILS, Mr. Langsen was Senior Vice President and General Manager for Express Airlines II.

Charles M. Kienzle, 51, has served as Aviall Services’ Senior Vice President of Operations since June 1996. Mr. Kienzle served as Senior Vice President of Operations of our domestic engine services division from January 1996 to June 1996. From 1993 to January 1996, Mr. Kienzle was Senior Vice President of Human Resources and Administration.

Jeffrey J. Murphy, 57, has served as Senior Vice President of Law and Human Resources, Secretary and General Counsel since December 1996. From 1993 to 1996, he served as Senior Vice President of Law, Secretary and General Counsel.

James T. Quinn, 55, assumed the role of Senior Vice President of Sales and Marketing for Aviall Services effective January 1, 2004. Mr. Quinn served as Aviall Services’ Vice President of Sales and Marketing from August 1999 to December 2003. From July 1997 to August 1999, Mr. Quinn was Vice President of Marketing and Supplier Services of Aviall Services. Mr. Quinn served as Director, Distribution Services Marketing from 1994 to 1997.

Colin M. Cohen, 52, has served as Vice President and Chief Financial Officer since October 2002. From September 2001 to September 2002, Mr. Cohen was Chief Financial Officer of Alterna Technologies Group, Inc., an e-commerce and financial software company. From January 2001 to September 2001, Mr. Cohen served as a consultant to several businesses. From July 2000 to January 2001, Mr. Cohen was Senior Vice President and Chief Financial Officer of OneSoft Corporation, also an e-commerce and financial software company. From 1996 to 2000, Mr. Cohen served as Senior Vice President, Corporate Development and Chief Financial Officer with The Fairchild Corporation, a multi-product international aerospace manufacturing company. Between 1976 and 1996, Mr. Cohen held investment banking positions with Citibank and Citicorp entities in several countries.

Jacqueline K. Collier, 50, has served as Vice President and Controller since 1994. Ms. Collier joined a predecessor of Aviall in 1976 and has held various financial positions with the predecessor company and Aviall since that date.

Joseph Y. Lacik, 48, joined Aviall in January 2000 as Aviall Services’ Vice President of Information Services. From January 1999 to December 1999, Mr. Lacik was Senior Director of Information Technology for AMFM, Inc. Mr. Lacik served as Vice President, Strategic Information Systems for Metrocall from January 1998 to December 1998. From February 1997 to January 1998, Mr. Lacik served PRONET as Vice President and Chief Information Officer. Mr. Lacik provided high-level technology consulting services for a number of communications firms from July 1996 to January 1997. Prior to July 1996, Mr. Lacik was Vice President of Information Technology for Cameron Ashley Building Products, Inc.

Our executive officers are elected annually and may be removed at any time by our board of directors. With the exception of Mr. Fulchino, no executive officers have employment agreements with us. No family relationships exist between any of the executive officers.

PART II

Item 5: Market for Registrant’s Common Equity and Related Stockholder Matters

Market for Common Stock and Dividend Policy

Our common stock is traded on the New York Stock Exchange under the ticker symbol “AVL”. The high and low sales prices for our common stock for each calendar quarter during 2002 and 2003 are set forth below:

		Price
Year	Quarter	High	Low
2002	First	$9.03	$6.01
	Second	$14.20	$8.07
	Third	$14.80	$9.76
	Fourth	$10.64	$7.70

2003	First	$8.43	$6.39
	Second	$11.45	$7.46
	Third	$13.84	$11.01
	Fourth	$16.50	$12.38

According to the records of our transfer agent, we had 9,587 stockholders of record of our common stock as of March 5, 2004.

Our policy has been to reinvest earnings to fund future growth. Accordingly, we did not pay cash dividends on our common stock during 2003 or 2002. Except in limited circumstances, under the terms of the Credit Facility, we may not declare, pay or set aside cash dividends without the consent of the various parties thereto. Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Sale of Registered Securities

On June 30, 2003, we issued $200.0 million of New Senior Notes pursuant to a private offering under the Securities Act of 1933. We sold the New Senior Notes to Citigroup Global Markets, Inc., Credit Suisse First Boston LLC and Wachovia Securities, LLC who resold the notes under Rule 144A and Regulation S. The sale generated aggregate proceeds of $194.0 million and net proceeds of $193.4 million. We used the net proceeds from the issuance of the New Senior Notes to redeem the entire principal amount of the 14% Notes and to repay a portion of the outstanding revolving indebtedness under the Credit Facility. In October 2003, we exchanged all of the privately placed New Senior Notes for new notes with nearly identical terms and conditions that were registered for exchange in accordance with the terms of a registration rights agreement we entered into in connection with the sale of the New Senior Notes.

Item 6: Selected Financial Data

The following table summarizes selected financial information that has been derived from our audited consolidated financial statements. You should read the information set forth below in conjunction with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

(Dollars In Thousand)	2003	2002	2001	2000	1999
Net sales (1)	$1,013,335	803,293	506,160	485,920	371,901
Cost of sales (2)	843,700	646,477	398,821	377,379	280,475

Gross profit	169,635	156,816	107,339	108,541	91,426
Selling and administrative expenses (3)	100,180	95,412	87,729	82,042	73,547
Impairment loss (4)	1,707	—	—	—	—
Other (gain) loss (5)	—	(1,024)	2,810	—	4,470

Operating income	67,748	62,428	16,800	26,499	13,409
Loss on extinguishment of debt (6)	17,315	—	1,608	—	—
Interest expense	20,975	22,578	10,291	8,407	3,345

Earnings from continuing operations before income taxes	29,458	39,850	4,901	18,092	10,064
Provision for income taxes (7)	8,805	13,199	2,464	7,526	4,949

Earnings from continuing operations	20,653	26,651	2,437	10,566	5,115
Earnings from discontinued operations (8)	125	3,026	322	1,062	4,588

Net earnings	20,778	29,677	2,759	11,628	9,703
Deemed dividend	—	(20,533)	—	—	—
Preferred stock dividends	(2,016)	(4,199)	(113)	—	—
Noncash reduction for conversion of preferred stock (9)	(24,335)	—	—	—	—

Net earnings (loss) applicable to common shares	$(5,573)	4,945	2,646	11,628	9,703

Balance Sheet Data (at end of period):
Cash and cash equivalents	$23,424	4,997	2,526	4,865	1,385
Inventory	$327,860	348,027	241,635	134,156	107,562
Working capital (10)	$330,333	178,171	149,658	132,194	113,565
Total assets	$691,192	652,464	533,229	395,451	340,640
Total debt	$207,213	221,407	200,854	90,422	78,011
Convertible redeemable preferred stock	$—	44,370	40,161	—	—
Shareholders’ equity	$300,084	228,602	194,842	191,674	179,233

Other Financial Data:
Net cash provided by (used for):
Operating activities	$51,684	(37,084)	(81,103)	(7,612)	(11,980)
Investing activities	$(15,147)	(17,137)	(37,008)	(16,581)	(21,089)
Financing activities	$(18,110)	56,692	115,772	27,673	31,318
Variable Working Capital (10)	$328,702	328,986	265,679	150,894	135,251
EBITDA (11)	$82,264	75,325	27,455	35,052	19,919
Capital expenditures (12)	$8,030	6,867	21,178	10,961	4,256
Purchase of distribution rights	$7,200	10,398	24,889	5,645	17,000
Ratio of earnings to fixed charges (13)	2.1x	2.2x	1.3x	2.6x	2.9x

Basic Net Earnings (Loss) Per Share Data:
Earnings (loss) from continuing operations	$(0.29)	0.08	0.12	0.58	0.28
Earnings from discontinued operations	—	0.11	0.02	0.06	0.25

Net earnings (loss)	$(0.29)	0.19	0.14	0.64	0.53

Weighted average common shares	25,922,573	18,478,102	18,380,975	18,313,401	18,222,526

	2003	2002	2001	2000	1999
Diluted Net Earnings (Loss) Per Share Data (14):
Earnings (loss) from continuing operations	$(0.29)	0.08	0.12	0.58	0.28
Earnings from discontinued operations	—	0.11	0.02	0.06	0.25

Net earnings (loss)	$(0.29)	0.19	0.14	0.64	0.53

Weighted average common and potentially dilutive common shares	31,226,005	27,565,957	18,718,979	18,337,161	18,474,038

(1)	Net sales for 2002 do not include approximately $74 million of RR T56 sales, valued at our contractual prices, made directly by Rolls-Royce to the U.S. military during the RR T56 transition period, which ended in June 2002. Net sales for 1999 were restated as a result of the implementation of EITF 00-10 “Accounting for Shipping and Handling Revenues and Costs” in 2000.
(2)	In 2001, cost of sales includes a $7.0 million inventory and intangible write-down resulting from the downturn in the aerospace industry. This write-down was reclassified to cost of sales from selling and administrative expenses to conform to the 2002 presentation. Prior period amounts for inventory obsolescence expense have been reclassified to conform to the current presentation.
(3)	In 2001, we expensed $1.4 million, which was included in selling and administrative expenses, related to relocating to our DFW Airport facility.
(4)	The impairment loss in 2003 resulted from the write-off of a vendor software license purchased in 2001 due to a change in the vendor’s strategic focus and the availability of other less expensive software alternatives.
(5)	The other gain in 2002 resulted from the reversal of environmental reserves related to our previously owned businesses that do not qualify as discontinued operations. The other loss in 2001 consists of write-downs of unfavorable leases and doubtful accounts related to the downturn in the economy in 2001 and costs related to our new capital structure. The other loss in 1999 resulted from costs incurred for the strategic review process and executive severance pay.
(6)	The 2003 loss on extinguishment of debt is due to the write-off of costs associated with the June 2003 payoff of the 14% Notes resulting from the refinancing. The loss on extinguishment of debt in 2001 resulted from the write-off of unamortized financing costs in connection with refinancing our former credit facility. This loss was reclassified from an extraordinary item to earnings from continuing operations before taxes to conform to SFAS 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”
(7)	Our cash payments for taxes are substantially lower than the reported tax expense due to our use of NOL carryforwards, which are not expected to be fully utilized for several years.
(8)	In January 1996, we exited certain businesses and reported these businesses as discontinued operations. The earnings from discontinued operations resulted from changes in estimates for certain retained liabilities.
(9)	The noncash reduction for conversion of preferred stock resulted from the conversion of all our outstanding shares of Series D Redeemable Preferred Stock into 11,100,878 shares of our common stock on June 12, 2003 following a reduction by our board of directors of the conversion price of the shares of Series D Redeemable Preferred Stock from $5.80 per share to $4.62 per share.

(10)	We define Variable Working Capital as receivables plus inventories less accounts payable. In no event should Variable Working Capital be considered as an alternative to working capital or any other GAAP measure as an indicator of our performance, nor should Variable Working Capital be considered as an alternative to working capital as an indicator of our relative liquidity to meet our obligations within an ordinary business cycle. We believe that Variable Working Capital is a useful measure, along with measurements under GAAP, in evaluating our financial performance and our ability to leverage sales and earnings. In addition, we use Variable Working Capital as a financial measure to evaluate our management of working capital and as a metric to measure contract and supplier performance. The following table reconciles Variable Working Capital to working capital for the periods presented:

(In Thousands)	2003	2002	2001	2000	1999
Receivables	$139,279	95,222	75,134	83,395	62,752
Plus: Inventories	327,860	348,027	241,635	134,156	107,562
Less: Accounts payable	(138,437)	(114,263)	(51,090)	(66,657)	(35,063)

Variable Working Capital	328,702	328,986	265,679	150,894	135,251
Plus:
Cash and cash equivalents	23,424	4,997	2,526	4,865	1,385
Prepaids and other current assets	2,501	2,166	2,567	5,168	2,424
Deferred income taxes	19,075	23,266	21,842	9,723	12,809
Less:
Current portion of debt	(3,293)	(2,724)	(3,591)	(9,025)	(8,811)
Revolving line of credit	(509)	(140,784)	(107,706)	—	—
Accrued expenses	(39,567)	(37,736)	(31,659)	(29,431)	(29,493)

Working capital	$330,333	178,171	149,658	132,194	113,565

(11)	EBITDA represents earnings from continuing operations before depreciation, amortization, interest and related expense and tax expense. In 2003 and 2001, interest and related expense includes the loss on extinguishment of debt of $17.3 million and $1.6 million, respectively, in connection with refinancing our debt. In no event should EBITDA be considered as an alternative to net earnings or any other GAAP measure as an indicator of our performance, nor should EBITDA be considered as an alternative to cash flows provided by operating activities as an indicator of cash flows or a measure of liquidity. We believe that EBITDA is a useful measure, along with measurements under GAAP, in evaluating our financial performance and our ability to service our debt and is a conventionally used financial indicator. In addition, management uses EBITDA as a financial measure to evaluate our operating performance. The following table reconciles net earnings to EBITDA for the periods presented:

(In Thousands)	2003	2002	2001	2000	1999
Net earnings	$20,778	29,677	2,759	11,628	9,703
Less:
Earnings from discontinued operations	125	3,026	322	1,062	4,588

Earnings from continuing operations	20,653	26,651	2,437	10,566	5,115
Plus:
Provision for income taxes	8,805	13,199	2,464	7,526	4,949
Interest and related expense	38,290	22,578	11,899	8,407	3,345
Depreciation and amortization expense	14,516	12,897	10,655	8,553	6,510

EBITDA	$82,264	75,325	27,455	35,052	19,919

(12)	Capital expenditures in 2003 and 2001 include noncash purchases of property and equipment amounting to $1.3 million and $9.0 million, respectively.
(13)	For the purposes of calculating the ratio of earnings to fixed charges, earnings represents earnings from continuing operations before taxes and fixed charges. Fixed charges include interest expense, amortization of deferred debt issuance cost, the portion of operating rental expense that management believes is representative of the appropriate interest component of rent expense and the amount of pretax earnings required to pay preferred stock dividends.
(14)	Diluted net earnings per share were not dilutive, or lower than basic, in 2003, 2002 and 2001. Therefore, diluted net earnings per share for these periods is presented equal to basic net earnings per share.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are the largest independent global provider of new aerospace parts, supply-chain management and other related value-added services to the aerospace aftermarket. Through Aviall Services, we purchase new and OEM-remanufactured aerospace parts, components and supplies from over 200 OEMs and resell them through our network of 40 customer service centers located in North America, Europe, Asia, Australia and New Zealand. In addition, through ILS we operate an electronic marketplace for buying and selling parts, equipment and services for the aerospace, defense and marine industries.

We have grown from $485.9 million in net sales in 2000 to $1,013.3 billion in net sales in 2003. Operating income has similarly grown from $26.5 million in 2000 to $67.8 million in 2003. Despite a very challenging aerospace industry environment, we have been able to successfully implement our strategic vision of improved customer service, deployment of industry leading supply-chain technologies and comprehensive efficiencies and improvements in our selling and administrative infrastructure. These capabilities resulted in the award of several significant long-term agreements with Rolls-Royce and a series of contracts with Honeywell, which in the aggregate are significant. The successful implementation of these contracts produced net sales amounting to over $600 million in 2003. In addition, these contracts have diversified Aviall Services’ customer base as of 2003 to approximately 53% of its net sales from government/military, 26% of its net sales from general aviation/corporate sales and 21% from commercial airline sales.

While these new long-term supplier contracts, particularly the RR T56, have led to a reduction in our gross margin as a percentage of net sales, the gross margin percentage decrease is more than offset by a much lower increase in our selling and administrative expense. We specifically designed our infrastructure and operations to be highly scalable, in order to accommodate these significant increases in both product range and volume, while incurring minimal incremental selling and administrative expense. Since 2000, we have experienced only an $18.1 million, or 22%, increase in selling and administrative expenses while more than doubling our net sales. Consequently, our reportable segment operating profit has risen over 133% from $34.1 million in 2000 to $79.5 million in 2003.

In the future, we will continue to focus on the acquisition of new long-term supplier contracts, delivering superior customer service, expanding the supplier base and product offerings and investing in technology and infrastructure to increase supplier and customer efficiencies. We will also continue to evaluate potential strategic acquisitions. We believe our ability to grow at a pace similar to that which we experienced since 2000 will depend on the award of one or a series of new long-term scalable contracts and/or completion of a strategic acquisition. The timing and length of the process to procure a new long-term agreement or strategic acquisition is unpredictable. We are pursuing a number of opportunities for additional growth. In addition, the economies of scale derived from these recent contracts may not be indicative of our future results.

In 2003, we also enhanced our capital structure by refinancing the 14% Notes and converting our Series D Redeemable Preferred Stock into common stock, enabling us to reduce our cost of capital. As of December 31, 2003, we had $199.0 million available under the Credit Facility. Our business model assumes that we will continue to pursue new long-term supplier contracts and strategic acquisitions and, accordingly, we believe an appropriate level of liquidity is essential. However, as discussed, the timing for new contracts or acquisitions is uncertain and will depend upon, among other factors, availability of contracts or acquisition candidates and market trends.

We expect net earnings from continuing operations in 2004 to be in the range of approximately $34.5 million to $36.0 million or equivalent to approximately $1.06 to $1.10 per diluted share based upon the current number of diluted shares.

Description of Income Statement Classifications

Net Sales. Aviall Services’ net sales are generated primarily from the sale of new and OEM-remanufactured aerospace parts, components and supplies. We sell these products at prices based upon either a discount from the manufacturers’ published list prices or with a margin above our cost to buy the product. ILS’s net sales consist mainly of monthly or yearly subscription fees to access ILS’s online databases, fees charged to firms listing inventory in the databases, communications fees, revenue from the sale of custom reports and decision support products and fees for developing and hosting customers’ catalogs. ILS is an information service provider and does not own or sell the parts, equipment or services listed in its databases.

Cost of Sales and Gross Profit. Aviall Services’ cost of sales consists primarily of costs incurred to purchase parts and supplies from OEMs, inventory carrying costs such as shrinkage and excess and obsolescence, and the amortization of the licensing fees for our significant long-term agreements with Honeywell and Rolls-Royce. We purchase parts, components and supplies based on discounts from the manufacturers’ published list prices as specified in agreements with our suppliers. Because the product sold by ILS is information, we include the expenses required to maintain and operate the central ILS computer system and communications network in our cost of sales. These expenses include the salaries and benefits of the computer operations staff, depreciation and lease costs for computer and communications equipment, telecommunications expenses and software costs. Gross profit is the difference between the sales generated and the costs related to those sales.

Selling and Administrative Expenses. Selling and administrative expenses include all costs related to marketing, sales, planning and purchasing, accounting, finance, and other administrative departments of the two business units and the corporate staff. In addition, Aviall Services’ selling and administrative expenses include costs related to operating its central warehouse and our worldwide customer service centers.

Critical Accounting Policies

The process of preparing financial statements in conformity with accounting principles generally accepted in the U.S. requires us to use estimates and assumptions to determine certain of our assets, liabilities, revenues and expenses. We base these estimates and assumptions upon the best information available to us at the time the estimates or assumptions are made. Our estimates and assumptions could change materially as conditions both within and beyond our control change. Accordingly, our actual results could differ materially from our estimates. The most significant estimates made by our management include our allowance for doubtful accounts receivable, reserves for excess and obsolete inventories, deferred tax asset valuation allowances, pension and postretirement benefit obligations and valuation of distribution rights. The following is a discussion of our critical accounting policies and the related management estimates and assumptions necessary in determining the value of related assets or liabilities. A full description of all of our significant accounting policies is included in Note 2—Summary of Significant Accounting Policies to our consolidated financial statements included in this Annual Report on Form 10-K.

Allowance for Doubtful Accounts. An allowance for doubtful accounts receivable is established based on our estimates of the amount of uncollectible accounts receivable on a customer-by-customer basis. We determine the required allowance using information such as customer credit history, industry and market segment information, economic trends and conditions, credit reports and customer financial condition. The estimates can be affected by changes in the aviation industry, customer credit issues or customer bankruptcies. The downturn in aerospace, particularly the commercial sector, has resulted over the past two years in the bankruptcies of several of our commercial aviation customers. We regularly review our exposure to customers to determine appropriate loss reserves amounts and credit limits, if any, that should be recorded to cover potential loss as well as determining the strategies that could minimize exposure in case of bankruptcies.

While we believe our current reserves for doubtful accounts are adequate, we could be negatively affected if our receivables from several of our major customers become uncollectible. During the third quarter of 2002, US Airways Group and Vanguard Airlines each filed for bankruptcy protection. During the fourth quarter of 2002, United Airlines filed for bankruptcy and US Airways Group filed a plan of reorganization. During the first quarter of 2003, Air Canada filed for bankruptcy. Aviall Services’ net sales to these customers combined during 2003 and 2002 were less than $6.3 million and $5.9 million, respectively. At December 31, 2003, our accounts receivable with Rolls-Royce, our largest customer, was $44.1 million, and we had no collectibility issues. Our sales to Rolls-Royce relate primarily to its role as prime contractor for RR T56 parts to the U.S. military. Pursuant to our parts agreement with Rolls-Royce, we ship U.S. military orders directly to U.S. military agencies on behalf of Rolls-Royce and then invoice Rolls-Royce for the parts shipped.

Inventories. We make provisions for excess and obsolete inventories based on our assessment of slow-moving and obsolete inventories on a part-number-by-part-number basis within each product line. Historical parts sales, estimated future demand and product maturity level adjusted for known or expected aviation industry trends or conditions provide the basis for our estimates. These estimates are subject to volatility and can be affected by reduced flight hours, the retirement of aircraft, changes in distribution agreements and other changes in the aviation industry. We constantly monitor our inventory levels and forecast potential excess or obsolete parts. We actively target these potentially excess or obsolete parts for sale. We make provisions for inventory shrinkage based on periodic physical inventory counts.

Distribution Rights. From time to time, we enter into long-term supplier distribution agreements that implicitly include a payment for distribution rights. When we enter into these agreements, we must value the distribution rights and amortize them over the life of the agreement. We calculate the value of the distribution rights using a discounted cash flow model of the expected net contract cash flows related to the specific distribution agreement. The most significant variables used in the model include expected sales, inventory value, incremental costs and working capital requirements. We base our valuation of inventory acquired on the contractual purchase discount off of list price adjusted for historical and expected parts sales. The determination of the amounts for the other factors used are based on information acquired during the agreement negotiation process. We amortize the value of the distribution rights over the term of the agreement using the straight-line method, which approximates the operating cash flows expected over the life of the agreement. In the event one or more of our material suppliers discontinue the products we sell, terminate our contract or are unable to perform under our agreement, the value of the distribution rights could be impaired, and we might be required to write-down or write-off the unamortized value of the distribution rights. We regularly review these long-term supplier distribution agreements to determine any potential impairment by comparing actual to expected performance.

Income Taxes. We establish our deferred tax assets and liabilities based on our profits or losses in each jurisdiction in which we operate. We periodically assess the likelihood of realizing our deferred tax assets and adjust the related valuation allowance based on the amount of deferred tax assets that we believe is more likely than not to be realized. We base our judgment of the recoverability of our deferred tax asset, which includes U.S. federal and, to a lesser degree, state and foreign NOL carryforwards, primarily on historical earnings, our estimate of current and expected future earnings, prudent and feasible tax planning strategies, and current and future ownership changes.

At December 31, 2003, we had a $54.8 million net deferred tax asset of which $35.7 million relates to our U.S. federal NOL carryforwards. This equates to a gross U.S. federal NOL of approximately $102.0 million, substantially all of which expires in 2011. While we believe we will generate sufficient future U.S. federal taxable income to utilize our U.S. federal NOL carryforwards before expiration, we also believe that we may not generate sufficient future taxable income in primarily state and foreign tax jurisdictions to utilize all of our state and foreign NOL carryforwards before their expiration. To fully utilize our net deferred tax assets as of December 31, 2003, we must generate $145.3 million of taxable income based on current tax rates. We generated taxable income of $17.3 million, $24.9 million and $13.8 million in 2003, 2002 and 2001, respectively.

Section 382 imposes limitations on a corporation’s ability to utilize U.S. federal NOLs if it experiences an Ownership Change. The amount of the annual limitation can vary significantly based on factors existing at the date of the Ownership Change. The value of the corporation’s stock immediately before an Ownership Change is one of the most influential factors affecting the annual limitation calculation. During 2003, changes in our ownership occurred, but these changes did not result in a limitation on the amount of the NOL carryforward that can be utilized. If we had experienced an Ownership Change as of December 31, 2003, based on our year end closing stock price of $15.51 per share, we believe the annual limitation imposed would not have impacted our ability to fully utilize our U.S. federal NOL. A substantial decrease in stock price combined with an Ownership Change could affect our ability to fully utilize our U.S. federal NOL and may have a material adverse effect on our results of operations and cash flows. We cannot determine the stock price or amount of Ownership Change which would result in a limitation of our U.S. federal NOL carryforward due to various factors, including the timing of a future Ownership Change and the amount of U.S. taxable earnings earned prior to the Ownership Change.

Pension and Postretirement Benefits Obligations. The value of our pension and postretirement benefits assets and liabilities is determined on an actuarial basis. These values are affected by the market value of plan assets, our estimates of the expected return on plan assets and the discount rates we use to value our projected benefit obligation. We determine the discount rates using changes in the rates of return on high-quality, fixed-income investments. We develop our expected long-term rate of return assumptions through analysis by asset investment category of historical market returns, the fund’s past experience and current market conditions. Actual changes in the fair market value of plan assets, differences between the actual return and the expected return on plan assets and changes in the discount rate we use affect the amount of pension expense we recognize.

Results of Operations

The following table sets forth our results of operations as a percentage of our net sales during the periods shown:

	Year Ended December 31,
	2003	2002	2001
Statement of income data:
Net sales	100.0%	100.0	100.0
Cost of sales	83.3	80.5	78.8

Gross profit	16.7	19.5	21.2
Selling and administrative expenses	9.9	11.9	17.3
Impairment loss	0.1	—	—
Other (gain) loss	—	(0.1)	0.6

Operating income	6.7	7.7	3.3
Loss on extinguishment of debt	1.7	—	0.3
Interest expense	2.1	2.8	2.0

Earnings from continuing operations before income taxes	2.9	4.9	1.0
Provision for income taxes	0.9	1.6	0.5

Earnings from continuing operations	2.0%	3.3	0.5

Results of Operations—Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Sales. Net sales for Aviall Services were $985.3 million, an increase of $209.1 million or 26.9% from the $776.2 million recorded in 2002. Sales for Aviall Services were mixed by geographic region: the Americas region increased $179.1 million or 27.8%; Europe increased $17.5 million or 33.6%; and the Asia-Pacific region increased $12.5 million or 15.8%. Sales in the government/military sector increased $197.9 million or 61.6% as a result of increased sales related to the RR T56 program, while sales in the general aviation/corporate sector increased $6.4 million or 2.6% primarily as a result of what management believes to be increased market share. Sales in the commercial airline sector increased $4.9 million or 2.4% due primarily to sales of the Honeywell airline-related products. Sales of products under the RR T56 distribution agreement were $466.7 million and $273.1 million in 2003 and 2002, respectively. The 2002 net sales amount does not include approximately $74 million of RR T56 sales, valued at our contractual prices, made directly by Rolls-Royce to the U.S. military during the RR T56 transition program, which ended in June 2002. We received full margin for these sales and assumed responsibility for direct shipments to the U.S. military on Rolls-Royce’s behalf at the end of the second quarter of 2002. If these sales had been included, Aviall Services’ year-over-year net sales increase would have been 15.9%. Aggregate sales of products supplied by Rolls-Royce and Honeywell were $650.0 million and $433.2 million in 2003 and 2002, respectively.

Net sales for ILS of $28.0 million were up $0.9 million year-over-year.

Gross Profit. Gross profit of $169.6 million for 2003 was up $12.8 million or 8.2% from the 2002 level of $156.8 million. Gross profit as a percentage of net sales was 16.7% in 2003 as compared to 19.5% in 2002. If the approximately $74 million of RR T56 sales made directly by Rolls-Royce to the U.S. military were reflected in Aviall Services’ net sales for 2002, gross profit as a percentage of net sales would have been 17.9%. The decline in the comparable gross profit percentage is primarily attributable to the increased proportion of RR T56 sales to the U.S. military, which have a lower margin than our other products.

Selling and Administrative Expenses. Selling and administrative expenses increased $4.8 million to $100.2 million in 2003 from $95.4 million in 2002 but decreased as a percentage of net sales from 11.9% in 2002 to 9.9% in 2003. The increase in selling and administrative expenses is primarily due to the integration of new Honeywell product lines, higher legal and professional fees resulting from changes to our capital structure and Sarbanes-Oxley compliance costs. If the approximately $74 million of RR T56 sales made directly by Rolls-Royce to the U.S. military were reflected in Aviall Services’ net sales in 2002, selling and administrative expenses as a percentage of net sales would have been 10.9%.

Impairment Loss. The $1.7 million impairment loss resulted from the write-off of a vendor software license purchased in 2001. In the second quarter of 2003, we decided to pursue other cost-effective alternatives resulting from the vendor’s change in strategic focus. These alternatives will allow ILS to proceed in a less expensive and more timely manner with a strategy of offering electronic marketplace capabilities from the initial contact between buyer and seller through the conclusion of a transaction, which ILS calls its “Contact to Contract” plans.

Loss on Extinguishment of Debt. On June 30, 2003, we issued $200.0 million of New Senior Notes. A portion of the net proceeds was used to redeem the entire principal amount of the 14% Notes. The remaining proceeds were used to reduce by $106.3 million the outstanding indebtedness under the Credit Facility. This refinancing resulted in a $17.3 million noncash charge arising from the extinguishment of debt.

Interest Expense. Interest expense decreased $1.6 million to $21.0 million in 2003 from $22.6 million in 2002. This decrease was primarily due to lower aggregate borrowings at lower effective interest rates in 2003. We executed an interest rate swap in the fourth quarter of 2003 to convert a portion of our fixed rate debt to a floating rate which had minimal impact on interest expense in 2003. See Note 11—Derivative Financial Instruments to our consolidated financial statements included in this Annual Report on Form 10-K for more information on our hedging activities. Excluding the effect of any increased debt levels and new debt offerings during 2004, we expect a decrease of approximately $1.0 million in interest expense compared to 2003 due to the full year effect of the interest rate swap. Noncash interest expense, composed primarily of debt issuance cost amortization, debt discount amortization and paid-in-kind interest on the 14% Notes, amounted to $3.6 million and $4.8 million in 2003 and 2002, respectively.

Income Tax Expense. Our income tax expense from continuing operations for 2003 was $8.8 million, and our effective tax rate was 29.9%. Our 2002 income tax expense from continuing operations was $13.2 million, and our effective tax rate was 33.1%. The reduction in our effective tax rate year-over-year resulted primarily from an increase in the estimated tax benefit for 2002 and the benefit for 2003 from the Extraterritorial Income, or ETI, exclusion and a lower foreign tax rate in 2003.

Cash payments made for federal, state and foreign income taxes were $1.0 million and $0.6 million in 2003 and 2002, respectively. Our cash income tax expense is primarily comprised of Alternative Minimum Tax, or AMT, and foreign taxes on our foreign operations. Our cash income tax expense continues to be substantially lower than the U.S. federal statutory rate through the use of our U.S. federal NOL.

Earnings from Discontinued Operations. Earnings from discontinued operations in 2003 of $0.1 million, net of tax expense of $0.01 million, resulted from revised workers’ compensation liability estimates.

Deemed Dividend. The deemed dividend of $20.5 million in March of 2002 resulted from the conversion of all our outstanding Series B Senior Convertible Participating Preferred Stock, or Series B Redeemable Preferred Stock, into 45,110 shares of Series D Redeemable Preferred Stock on March 15, 2002. The deemed dividend reflects the difference between the $8.44 closing market price of our common stock on the New York Stock Exchange on March 15, 2002 and the $5.80 conversion price of the Series D Redeemable Preferred Stock negotiated in December 2001, multiplied by the total number of shares of common stock into which the Series D Redeemable Preferred Stock could have been converted on March 15, 2002.

Preferred Stock Dividend. The noncash preferred stock dividend of $2.0 million in 2003 and $4.2 million in 2002 resulted from the issuance of 1,108 shares of Series D Redeemable Preferred Stock and 4,191 shares of Series D Redeemable Preferred Stock, respectively, as payment of the quarterly payable-in-kind dividends on the Series D Redeemable Preferred Stock due in 2003 and 2002. The 2003 noncash preferred stock dividend of $2.0 million includes $0.9 million of accrued and unpaid dividends on the shares of Series D Redeemable Preferred Stock prior to their conversion into shares of common stock on June 12, 2003.

Noncash Reduction for Conversion of Preferred Stock. The $24.3 million noncash reduction for conversion of preferred stock in June 2003 resulted from the conversion of all our outstanding shares of Series D Redeemable Preferred Stock into 11,100,878 shares of our common stock on June 12, 2003 following a reduction by our board of directors of the conversion price of the shares of Series D Redeemable Preferred Stock from $5.80 per share to $4.62 per share.

Results of Operations—Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Sales. Net sales for Aviall Services were $776.2 million, an increase of $296.5 million or 61.8% from the $479.7 million recorded in 2001. Sales for Aviall Services were mixed by geographic region: the Americas region increased $294.6 million or 84.3%; Europe fell $2.6 million or 4.7%; and the Asia-Pacific region increased $4.5 million or 6.0%. Sales in the government/military sector increased $285.2 million related to the RR T56 program, while sales in the general aviation/corporate sector improved by $36.3 million, primarily as a result of what management believes to be increased market share. Sales in the weaker commercial airline sector declined $25.0 million due to reduced demand for commercial airline travel. Sales of products under the RR T56 distribution agreement were $273.1 million in 2002. The 2002 net sales amount does not include approximately $74 million of RR T56 sales, valued at our contractual prices, made directly by Rolls-Royce to the U.S. military during the RR T56 transition program, which ended in June 2002. We received full margin for these sales and assumed responsibility for direct shipments to the U.S. military on Rolls-Royce’s behalf at the end of the second quarter of 2002. Aggregate sales of products supplied by Rolls-Royce and Honeywell were $433.2 million and $132.4 million in 2002 and 2001, respectively.

Net sales for ILS of $27.1 million were up $0.7 million year-over-year.

Gross Profit. Gross profit of $156.8 million for 2002 was up $49.5 million or 46.1% from the 2001 level of $107.3 million. As expected, gross profit as a percentage of net sales fell to 19.5% in 2002 from 21.2% in 2001, reflecting the incorporation of lower-margin RR T56 sales. The 2001 gross profit was negatively affected by the $7.0 million inventory and intangible write-down resulting from the downturn in the aerospace industry. This write-down was reclassified to cost of sales from selling and administrative expenses to conform to our 2002 presentation.

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

Other Gain. The other gain of $1.0 million in 2002 resulted from the reversal of environmental reserves related to our previously owned businesses, which did not qualify as discontinued operations, due to changes in estimates for these liabilities. The other loss of $2.8 million in 2001 consists of write-downs of unfavorable leases and doubtful accounts related to the downturn in the economy in 2001 and costs related to our new capital structure.

Interest Expense. Interest expense increased $12.3 million to $22.6 million in 2002 from $10.3 million in 2001. This increase was primarily due to our new capital structure, which resulted in higher borrowings, higher amortization of debt issuance cost and debt discount and the issuance of the 14% Notes. Noncash interest expense amounted to $4.8 million and $0.6 million in 2002 and 2001, respectively. The 2002 noncash interest was composed primarily of debt issuance cost amortization, debt discount amortization and paid-in-kind interest on the 14% Notes. The 2001 noncash interest was composed primarily of debt issuance cost amortization.

Income Tax Expense. Our income tax expense from continuing operations for 2002 was $13.2 million, and our effective tax rate was 33.1%. Our 2001 income tax expense from continuing operations was $3.0 million, and our effective tax rate was 46.8%. The reduction in the effective tax rate year-over-year resulted primarily from the higher earnings in 2002 compared to 2001, the elimination of goodwill amortization expense beginning in 2002 as a permanent difference, tax benefits from the ETI exclusion and the release of a valuation allowance related to our state NOL carryforwards.

Cash payments made for federal, state and foreign income taxes were $0.6 million and $2.0 million in 2002 and 2001, respectively. Our cash income tax expense is primarily comprised of AMT and foreign taxes on our foreign operations. Our cash income tax expense continues to be substantially lower than the U.S. federal statutory rate through the use of our U.S. federal NOL.

Earnings from Discontinued Operations. Earnings from discontinued operations in 2002 of $3.0 million, net of tax expense of $1.8 million, resulted from revised environmental liability estimates.

Deemed Dividend. The deemed dividend of $20.5 million in March of 2002 resulted from the conversion of all our outstanding Series B Redeemable Preferred Stock into 45,110 shares of Series D Redeemable Preferred Stock on March 15, 2002. The deemed dividend reflects the difference between the $8.44 closing market price of our common stock on the New York Stock Exchange on March 15, 2002 and the $5.80 conversion price of the Series D Redeemable Preferred Stock negotiated in December 2001, multiplied by the total number of shares of common stock into which the Series D Redeemable Preferred Stock could have been converted on March 15, 2002.

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

The following table shows our foreign operations’ net sales and earnings from continuing operations before income taxes during the periods shown:

	Year Ended December 31,
(In Millions)	2003	2002	2001
Net sales	$128.9	112.8	107.7
Earnings from continuing operations before income taxes	$10.8	4.9	6.7

Liquidity and Capital Resources

Cash Flow. Net cash flow provided by and (used for) operations was $51.8 million in 2003, $(37.1) million in 2002 and $(81.1) million in 2001. The increase in cash flow in 2003 resulted primarily from increased cash earnings in 2003 and a reduction in inventory in 2003 as compared to a large increase in inventory in 2002 related to the initial RR T56 provisioning and inventory purchasing at year end 2002 to take advantage of pricing incentives. Aviall Services inventory turns improved from 2.8 turns in 2002 to 3.1 turns in 2003 due to higher sales volumes for the RR T56 product line. The days’ sales outstanding for Aviall’s receivables increased slightly from 41 days at December 31, 2002 to 43 days at December 31, 2003 as a function of higher sales, particularly in the month of December 2003 as compared to the month of December 2002 and a change in payment terms to Rolls-Royce under our RR T56 contract.

Capital expenditures were $9.4 million in 2003, including $1.3 million for noncash capital expenditures, $6.9 million in 2002 and $21.2 million in 2001, including $9.0 million for noncash items. Capital spending in 2003 was primarily for upgrades to the Aviall Services’ Enterprise Resource Planning software, computer hardware and operations infrastructure. Capital spending in 2002 was primarily for system enhancements at both Aviall Services and ILS and requirements related to the implementation of the RR T56 contract. Based on capital projects currently approved by our board of directors, we expect to make capital expenditures, including noncash capital amounts, totaling approximately $12.9 million in 2004. This assumes that no major distribution agreements are entered into in 2004. These projects include upgrades and enhancements associated with both our systems and operations infrastructure at Aviall Services and ILS. We review our capital expenditure program periodically and modify it as required to meet current business needs. Under the Credit Facility, our capital expenditure limit is approximately $12.9 million, comprised of a $11.0 million limit for 2004 plus $1.9 million of carryover amounts from 2003.

In September 2003, we acquired from Honeywell Electronic and Lighting Group the rights to distribute aircraft lighting products for the airline and general aviation sectors. As a result of this contract, we recorded $7.2 million in distribution rights which will be amortized over the ten-year term of the agreement. During 2002, we paid approximately $10.4 million for the right to sell additional products under our Honeywell ESA and ECS distribution agreement and will amortize the $10.4 million for these additional distribution rights over the remaining eight years of this agreement. During 2001, we paid approximately $24.9 million for distribution rights pursuant to various agreements, all of which will be amortized over the ten-year terms of these agreements.

Net cash flow (used for) and provided by financing activities was $(18.2) million in 2003, resulting primarily from a net debt reduction, $56.7 million in 2002, resulting primarily from draw downs on our Credit Facility, and $115.8 million in 2001, resulting primarily from draw downs on our Credit Facility and proceeds received from the issuance of new debt and preferred stock.

In summary, our cash provided by operating activities improved by $88.9 million to $51.8 million during 2003 compared to 2002. This was after reducing Variable Working Capital, defined as receivables plus inventories less accounts payable, in the aggregate, by $9.2 million in 2003 as compared to investing $90.0 million, in the aggregate, in 2002. In 2003, we invested $15.2 million in distribution rights and net capital expenditures compared to $17.3 million in 2002. The combined cash provided in 2003 of $36.6 million for both operating and investing activities along with the $200.1 million of debt proceeds, the $5.2 million of common stock issued and the $9.4 million increase in our cash overdraft position was primarily used to repay our outstanding indebtedness and fund debt issuance cost. As a result, our cash on hand increased by $18.4 million. The combined deficit in 2002 of $54.2 million for operating and investing activities was funded primarily by drawing $31.8 million on our Credit Facility and increasing our cash overdraft position by $26.7 million, which also increased our cash on hand by $2.5 million.

Our cash flow during 2003 was stronger than 2002, resulting, we believe, from increased cash earnings and reduced requirements for inventory provisioning for new contracts as compared to the initial RR T56 inventory investments we made in 2002.

Assuming our current level of internal growth, profitability, and the present relationship between increased revenues, working capital requirements and our annual capital expenditures, we expect to generate strong positive cash flows from operations. Assuming the foregoing, we project cash flow in 2004 for operating activities will exceed $30.0 million. Our cash flow from operating activities does, however, depend on the timing of the delivery and payment for inventory. In some months, we receive much larger deliveries than the average of the preceding several months. These larger deliveries can significantly alter our cash flow for that month and on a cumulative basis for both the quarter and the fiscal year to date. In 2003 and 2002, we received large deliveries in November, which when paid for in December reduced our cash flow from operations for that quarter and twelve month period by approximately $20.0 million. As a result, in 2004, we expect to fund internal growth, working capital and capital expenditures from cash flow from operations. In 2004, we do not expect to borrow any material amounts under our Credit Facility nor to sell debt, equity or other securities on our behalf under our shelf registration statement to fund expected internal growth, working capital and capital expenditures. However, if we are awarded one or more long-term parts agreements in 2004 that require significant investments in distribution rights and inventory, if we enter into a strategic acquisition or if our current projections prove to be inaccurate, we may be required to borrow significant amounts under our Credit Facility or to sell debt, equity or other securities under our shelf registration statement to fund this growth.

Liquidity. We plan to grow our business primarily by selling more of the products we currently distribute, or internal growth, and by selling new products that we obtain the right to sell either through new distribution agreements or through strategic acquisitions, or external growth. Most of the increase in our net sales and earnings over the last several years have been derived from external growth, such as sales generated from the RR T56 parts fulfillment agreement.

Before entering into a distribution agreement for new products or substantially modifying the products distributed under an existing agreement, we prepare a financial model of the expected investment in Variable Working Capital and cash flows under the agreement based on detailed plans, estimates and expectations for introducing and selling the products over the term of the agreement. We construct our financial model based primarily on the following:

•	the upfront investment in initial inventory and purchase of distribution rights, if any;

•	the expected levels of accounts receivable and associated payment terms as compared to the expected levels of accounts payable and associated payment terms;

•	the estimated annual sales and contractual gross margin under the agreement;

•	an assumed sale of the net inventory remaining at the end of the contract term equal to the investment in the inventory;

•	an expected marginal increase in selling and administrative expense resulting from implementing the new agreement;

•	an assumption that the amount of the initial investment in inventory, distribution rights and accounts receivable offset by accounts payable will be a proportion of the annual revenue generated by the sale of the products under the agreement, and will be phased-in over a period of approximately 90 days; and

•	an assumption that the investment in distribution rights will be amortized over the term of the agreement and will not have any residual value.

Based on this financial model, we determine the expected internal rate of return under the agreement and compare it to our internal rate of return threshold. If the agreement meets or exceeds our internal rate of return threshold and is otherwise acceptable, we will consider entering into the agreement.

Historically, we have funded our internal growth utilizing available cash flows from operations. External growth has been funded using external financing, such as our Credit Facility and now retired 14% Notes. Our business model assumes that external growth will continue to be funded utilizing external liquidity sources. We believe that a continuation of our current level of internal growth, profitability, and the present relationship between increased revenues, Variable Working Capital requirements and our annual capital expenditures, will generate positive cash flows from operations, including cash on hand, sufficient to fund all our internal growth and a portion of our external growth requirements related to new business opportunities. We have no plans to pursue a reduction in our available liquidity and continue to believe this liquidity will provide us with sources to finance new contracts or strategic acquisitions.

Convertible Participating Redeemable Preferred Stock. On June 12, 2003, the Carlyle Investors converted all of the outstanding shares of Series D Redeemable Preferred Stock into 11,100,878 shares of our common stock, following a reduction by our board of directors of the conversion price of the shares of Series D Redeemable Preferred Stock from $5.80 per share to $4.62 per share. We accounted for this as a one-time $24.3 million noncash reduction for the conversion of preferred stock to our net earnings available to common shareholders. The shares of common stock issued as a result of the conversion represented approximately 36% of our outstanding common stock on the date of the conversion. At the time of the conversion, the outstanding shares of Series D Redeemable Preferred Stock had an aggregate liquidation preference, plus accrued and unpaid dividends, of approximately $51.3 million and a 9.0% annual payment-in-kind dividend rate. No shares of Series D Redeemable Preferred Stock remain outstanding.

Senior Unsecured Debt. We have $200.0 million of New Senior Notes outstanding. The New Senior Notes bear interest at 7.625% per annum and mature on July 1, 2011, unless previously redeemed at our option. We may redeem some or all of the New Senior Notes at specified redemption prices at any time after July 1, 2007. In addition, prior to July 1, 2006, we may redeem up to 35% of the New Senior Notes from the proceeds of qualifying equity offerings.

The New Senior Notes are our senior unsecured obligations and are equal in right of payment to all of our senior indebtedness. The New Senior Notes are guaranteed on a senior unsecured basis by each of our domestic subsidiaries.

We used the net proceeds from the issuance of the New Senior Notes to redeem the entire principal amount of the 14% Notes and to repay a portion of the outstanding revolving indebtedness under the Credit Facility. In connection with the redemption of the 14% Notes, we recorded a $17.3 million pretax loss on extinguishment which consists of a $3.2 million prepayment premium on the outstanding principal amount of the 14% Notes, $8.7 million of unamortized debt discount and $5.4 million of unamortized original debt issuance cost.

In November 2003, we entered into an interest rate swap agreement to manage interest rate risk exposure on $50.0 million of the $200.0 million principal amount of New Senior Notes. Under this agreement, we receive fixed rate amounts in exchange for floating rate interest payments without an exchange of the underlying principal amount.

Senior Secured Debt. Concurrently with the issuance of the New Senior Notes, we amended the Credit Facility to permit us to issue the New Senior Notes, to redeem the 14% Notes, to permit Aviall to service the interest and principal on the New Senior Notes and to modify certain covenants to reflect, among other items, the issuance of the New Senior Notes. Our amended Credit Facility consists of a $200.0 million revolving credit and letter of credit facility due as a balloon payment in 2006, with availability determined by reference to a borrowing base calculated using our eligible accounts receivable and inventory and after deducting reserves required by the lenders. As of December 31, 2003, we had no borrowings outstanding under the Credit Facility and had issued letters of credit for $1.0 million. We had $199.0 million available for additional borrowings under the Credit Facility and our borrowing base was $209.1 million as of December 31, 2003. Borrowings under the Credit Facility bear interest, at our option, based upon either: a Eurodollar Rate plus an applicable margin ranging from 2.5% to 3.0% depending upon our financial ratios or a Base Rate plus an applicable margin ranging from 1.5% to 2.0% depending upon the same financial ratios. We utilize both of these interest rate options. As of December 31, 2003, the interest rate on the Credit Facility was 5.50%. A commitment fee of 0.5% is payable quarterly on the unused portion of the Credit Facility. Obligations under the Credit Facility are collateralized by substantially all of our domestic assets and 65% of the stock of each of our foreign subsidiaries. The Credit Facility also contains default clauses that permit the acceleration of all amounts due following an event of default at the discretion of the lenders, and lock-box provisions that apply our cash collections to outstanding borrowings. Based on the terms of the Credit Facility and pursuant to EITF Issue No. 95-22, “Balance Sheet Classification of Revolving Credit Agreement Obligations Involving Lock-Box Arrangements,” we have classified amounts outstanding under the Credit Facility as current.

We also maintain a revolving credit facility in Canada. The Canadian $6.0 million credit facility is currently available and had an outstanding balance at December 31, 2003 equivalent to U.S. $0.5 million.

Debt Covenants. The Credit Facility contains various restrictive operating and financial covenants, including several that are based on earnings before interest, taxes, depreciation, amortization, extraordinary gains or losses, and one-time items, or Adjusted EBITDA.

We must comply with a maximum leverage ratio covenant that measures the ratio of our outstanding debt to our Adjusted EBITDA for the trailing four quarters. This maximum leverage ratio covenant was initially set at 4.25 to 1 on December 31, 2002, and it will periodically decline until it reaches 2.50 to 1 for December 31, 2004 and all periods thereafter. As of December 31, 2003, the required ratio was 3.0 to 1. We must also comply with a minimum interest coverage ratio covenant that measures the ratio of our Adjusted EBITDA for the trailing four quarters to our interest expense during the trailing four quarters. The minimum interest coverage ratio covenant was initially set at 2.50 to 1 on December 31, 2002 and will periodically increase until it reaches 3.50 to 1 for December 31, 2004 and all periods thereafter. As of December 31, 2003, the required ratio was 2.9 to 1. Furthermore, we must maintain a tangible net worth at or above certain levels. At December 31, 2002, we were required to have a minimum tangible net worth of $160.9 million. Our tangible net worth covenant will periodically increase until it reaches $315.3 million on December 31, 2006, at which time it will expire. As of December 31, 2003, the required tangible net worth was $193.7 million. Finally, we must limit our capital expenditures to no more than $14.0 million for 2003, which includes allowed carryover spending from 2002, and $11.0 million for each of 2004, 2005 and 2006 plus any carryover from each prior year.

The New Senior Notes also contain various restrictive covenants. We may not incur additional indebtedness unless we maintain a consolidated interest coverage ratio of at least 2.0 to 1.0 or unless the debt is otherwise permitted under the indenture. The consolidated interest coverage ratio measures the ratio of our EBITDA, as defined in the indenture relating to the New Senior Notes, for the trailing four quarters to our interest expense for such quarters. Subject to specified exceptions, we may not make payments on or redeem our capital stock, make certain investments or make other restricted payments unless we maintain a consolidated interest coverage ratio of at least 2.0 to 1.0 and otherwise have available 50% of cumulative consolidated net income or capital stock sale proceeds from which such payments may be made. We are unable to incur liens unless expressly permitted under the New Senior Notes or unless the New Senior Notes are equally and ratably secured. We may not sell or otherwise dispose of any of the capital stock of our subsidiaries unless specifically authorized. We must receive fair market value for any asset sales and the consideration must be paid at least 75% in cash, cash equivalents or assumed liabilities. To the extent such proceeds are received, we must reinvest any proceeds exceeding $10 million in additional assets within a period of 365 days or thereafter repay senior debt or repurchase New Senior Notes. Additionally, we must repurchase the New Senior Notes at a price equal to 101% of the principal amount of the New Senior Notes upon a change of control. The indenture relating to the New Senior Notes also contains additional covenants.

We are currently, and expect to remain, in compliance for at least the next twelve months in all material respects with the covenants in the Credit Facility and the New Senior Notes.

The following table presents a reconciliation of our EBITDA and Adjusted EBITDA, as defined in the Credit Facility, to net earnings (loss) for the trailing four quarters ended December 31, 2003:

(In Thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net earnings (loss)	$7,170	(3,964)	8,166	9,406	20,778
Earnings from discontinued operations	—	—	—	125	125

Earnings (loss) from continuing operations	7,170	(3,964)	8,166	9,281	20,653
Plus:
Income tax expense (benefit)	4,064	(2,395)	3,366	3,770	8,805
Interest and related expense	5,863	22,924	4,938	4,565	38,290
Depreciation and amortization expense	3,449	3,531	3,732	3,804	14,516

EBITDA	20,546	20,096	20,202	21,420	82,264
Noncash gains	(328)	(534)	(146)	(418)	(1,426)

Adjusted EBITDA	$20,218	19,562	20,056	21,002	80,838

The Adjusted EBITDA calculation above is prepared in accordance with the terms of the Credit Facility. The noncash gains and losses, which are included in the Adjusted EBITDA calculation in accordance with the terms of the Credit Facility, may occur again in the future. Depreciation and amortization expense above excludes debt issuance cost amortization and debt discount amortization. Interest and related expense above includes the $17.3 million loss on extinguishment of debt recorded in the second quarter of 2003. Adjusted EBITDA is presented solely to provide information on our debt covenants, and EBITDA and Adjusted EBITDA should not be considered an alternative to operating results or cash flows calculated in accordance with generally accepted accounting principles, or GAAP.

Contractual Obligations. The following table sets forth our contractual obligations at the end of 2003 for the periods shown (dollars in thousands):

Contractual Obligation	Total	Within 1 Year	2-3 Years	4-5 Years	Thereafter
Debt service	$203,250	857	391	—	202,002
Capital lease obligations	4,744	2,945	1,799	—	—
Operating leases	33,777	8,083	11,760	6,597	7,337
Purchase commitments	533,809	532,204	1,605	—	—

Total contractual cash obligations	$775,580	544,089	15,555	6,597	209,339

The $533.8 million purchase commitment arises from contractual obligations to purchase inventory from Rolls-Royce pursuant to the terms of two distribution contracts, the RR T56 agreement and the RR 250 agreement, as well as obligations to purchase inventory pursuant to numerous other distribution agreements. Based on our sales projections, we believe these inventory purchases will be consumed in the normal course of business maintaining acceptable inventory turns.

Environmental Matters

Aviall Services’ business includes parts repair operations that require the use, storage and disposal of certain chemicals in small quantities. These chemicals are regulated under various federal, state, local or foreign environmental protection laws which require us to eliminate or mitigate the impact of these substances on the environment. In response to these requirements, we have upgraded facilities and implemented programs to detect and minimize contamination. Due to the small quantities of chemicals used and the current programs in place, we do not anticipate any material environmental liabilities or significant capital expenditures will be incurred in the future related to our ongoing operations to comply or remain in compliance with existing environmental regulations.

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

We have been named a potentially responsible party at five third-party disposal sites to which wastes were allegedly sent by the previous owner of assets used in our discontinued engine services operations. We did not use these identified disposal sites. Accordingly, the previous owner has retained, and has been discharging, all liability associated with the cleanup of these sites pursuant to the sales agreement. Although we could be potentially liable in the event of nonperformance by the previous owner, we do not currently anticipate nonperformance. Based on this information, we have not accrued for any costs associated with these third-party sites. In addition, we have two pending lawsuits related to previously owned businesses which we believe to be immaterial.

Based on information presently available and programs to detect and minimize contamination, we believe the ultimate disposition of pending environmental matters will not have a material adverse effect on our results of operations, cash flows or financial condition.

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board, or FASB, issued a revised Interpretation No. 46, or FIN 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” replacing the original interpretation issued in January 2003. FIN 46R requires certain entities to be consolidated by enterprises that lack majority voting interest when equity investors of those entities have insignificant capital at risk or they lack voting rights, the obligation to absorb expected losses, or the right to received expected returns. Entities identified with these characteristics are called variable interest entities and the interests that enterprises have in these entities are called variable interests. These interests can derive from certain guarantees, leases, loans or other arrangements that result in risks and rewards that are disproportionate to the voting interests in the entities. The provisions of FIN 46R must be immediately applied for variable interest entities created after January 31, 2003 and for variable interests in entities commonly referred to as “special purpose entities.” For all other variable interest entities, implementation is required by March 31, 2004. Because we have no current or planned variable interest entities, the adoption of this statement will not have a significant effect on our consolidated financial position and results of operations.

In December 2003, the FASB issued a revised Statement of Financial Accounting Standards No. 132, or SFAS 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88, and 106, and a Revision of FASB Statement No. 132.” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The new rules require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This includes expanded disclosures on an interim basis as well. SFAS 132R is effective in 2003, and the related disclosures have been included in Note 13—Pension Plans and Postretirement Benefits to our consolidated financial statements included in this Annual Report on Form 10-K.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and foreign exchange rates. From time to time, we have used financial instruments to offset these risks. These financial instruments are not used for trading or speculative purposes. We did not experience any significant changes in market risk during 2003.

Our objective in managing our interest rate risk on our debt is to maintain a reasonable balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. Interest rate swaps are used to convert a portion of our debt portfolio from a fixed rate to a variable rate. Factored into our decision as to the mix of fixed and variable rate debt are two components: the borrowings under the Credit Facility are at a variable rate and the ability to adjust the prices on a large portion of our inventory for inflation each year. In November 2003, we entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $50.0 million of the $200.0 million principal amount of New Senior Notes. Under the swap agreement, we pay the London InterBank Offered Rate, or LIBOR, plus an applicable margin. At December 31, 2003, the interest rate in effect under the swap agreement was 4.655%, composed of LIBOR of 1.22% and margin of 3.435%. The interest payment and maturity dates of the interest rate swap match the terms of the debt it is intended to modify. The fair value of our interest rate swap at December 31, 2003 was a liability of $0.8 million. Fluctuations in the interest rates may affect the fair value of the fixed rate debt and may affect the interest expense related to the variable rate debt. At December 31, 2003, we had $0.5 million of variable-rate debt obligations outstanding under our Canadian credit facility with a weighted average interest rate of 5.25%.

The total amount of our variable rate debt was approximately $50.5 million at December 31, 2003. A hypothetical increase of 100 basis points in the variable interest rate for these borrowings, assuming debt levels at December 31, 2003, would increase interest expense by approximately $0.5 million.

Our foreign operations utilize the U.S. dollar as their functional currency. Foreign currency translation and transaction gains and losses are included in net earnings. Foreign currency transaction exposure relates primarily to foreign currency-denominated accounts receivables and the transfer of foreign currency from subsidiaries to Aviall Services. We have sales transactions denominated in foreign currencies in Australia, Canada and New Zealand. Currency transaction exposures are not hedged. Unrealized currency translation gains and losses are recognized each month upon translation of the foreign subsidiaries’ balance sheets into U.S. dollars. Net currency translation and transaction gains and (losses) included in earnings amounted to $1.8 million, $0.5 million and $(0.3) million in 2003, 2002 and 2001, respectively. From time to time, we have used foreign currency borrowings as a hedge against foreign-denominated net assets. As of December 31, 2003 and 2002, we had a Canadian dollar-denominated loan equivalent to U.S. $0.5 million and U.S. $0.5 million, respectively.

Item 8: Consolidated Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by Item 8 are submitted as a separate section of this Annual Report on Form 10-K. See “Index to Consolidated Financial Statements and Supplementary Data” located on page F-1.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

The terms “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that is defined to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Except as noted below, based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

During the fourth quarter of 2003, management determined that ILS was not properly following our internal controls related to recording accrued liabilities and reconciling related accounts. While the aggregate amount of these accruals was not material to ILS or Aviall, we decided in the first quarter of 2004 to move ILS’s accounting functions from ILS’s headquarters to Aviall’s headquarters to ensure proper application of our internal controls and increase the efficiencies of our processes. At all times and even given the foregoing, we believe our disclosure controls and procedures provided reasonable assurance that information required to be disclosed in our reports under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC.

There were no changes to our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10: Directors and Executive Officers of the Registrant

The information regarding our directors required by Item 10 is incorporated by reference from our definitive proxy statement for our 2004 Annual Meeting of Stockholders to be held on June 18, 2004. The information regarding our executive officers required by Item 10 is submitted as a separate section of this Annual Report on Form 10-K. See “Item 4A: Executive Officers of the Registrant” in this Annual Report on Form 10-K.

Item 11: Executive Compensation

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our 2004 Annual Meeting of Stockholders to be held on June 18, 2004.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated by reference from our definitive proxy statement for our 2004 Annual Meeting of Stockholders to be held on June 18, 2004 under the caption “Securities Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2003 with respect to compensation plans under which shares of our common stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,764,059		$8.6994	579,154
Equity compensation plans not approved by security holders	500,000	*	$7.3125	0

Total	3,264,059		$8.4870	579,154

* Pursuant to Mr. Fulchino’s employment agreement dated December 21, 1999, we granted options to Mr. Fulchino to purchase 500,000 shares of our common stock at an exercise price of $7.3125 per share, the fair market value of the common stock on the date of grant. The option grant to Mr. Fulchino was not required to be, and was not approved by, our stockholders. The option grant expires on December 21, 2009, and the options are fully vested.

Item 13: Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our 2004 Annual Meeting of Stockholders to be held on June 18, 2004.

Item 14: Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our 2004 Annual Meeting of Stockholders to be held on June 18, 2004.

PART IV

Item 15:	Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of this Report:

(1)	Consolidated Financial Statements

The following consolidated financial statements are filed as a part of this Report:

(2)	Consolidated Financial Statement Schedules

The following consolidated financial statement schedule is filed as a part of this Report:

Schedule II—Valuation Accounts	F-41

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

The following exhibits are filed herewith or are incorporated by reference to the designated document previously filed with the Securities and Exchange Commission:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Aviall, Inc. (Exhibit 3.1 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the “1993 Form 10-K”) and incorporated herein by reference)

3.2	Amended and Restated By-Laws of Aviall, Inc. (Exhibit 3.1 to Aviall, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (the “March 31, 1999 Form 10-Q”) and incorporated herein by reference)

4.1	Form of Common Stock Certificate of Aviall, Inc. (Exhibit 4 to Aviall, Inc.’s Registration Statement on Form 10, as amended (Commission File No. 1-12380) and incorporated herein by reference)

4.2	Form of Warrant to purchase common stock of Aviall, Inc., entered into as of March 15, 2002, between Aviall, Inc. and each of J. H. Whitney Mezzanine Fund, L.P., Whitney Private Debt Fund, L.P., Whitney Limited Partner Holdings, LLC, Blackstone Mezzanine Partners L.P., Blackstone Mezzanine Holdings L.P., Carlyle High Yield Partners, L.P., Oak Hill Securities Fund, L.P., Oak Hill Securities Fund II, L.P., Lerner Enterprises, L.P. and P & PK Family Limited Partnership (Exhibit 4.10 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “2001 Form 10-K”) and incorporated herein by reference)

Exhibit No.	Description

4.3	Amended and Restated Registration Rights Agreement, dated as of March 15, 2002, by and between Aviall, Inc., J. H. Whitney Mezzanine Fund, L.P., Whitney Private Debt Fund, L.P., Whitney Limited Partner Holdings, LLC, Blackstone Mezzanine Partners L.P., Blackstone Mezzanine Holdings L.P., Carlyle High Yield Partners, L.P., Oak Hill Securities Fund, L.P., Oak Hill Securities Fund II, L.P., Lerner Enterprises, L.P. and P & PK Family Limited Partnership (Exhibit 4.11 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

4.4	Registration Rights Agreement, dated as of December 21, 2001, by and between Aviall, Inc., Carlyle Partners III, L.P. and CP III Coinvestment, L.P. (Exhibit 4.12 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

4.5	Amendment No. 1 to Form of Warrant to purchase common stock of Aviall, Inc., dated as of December 30, 2002, between Aviall, Inc. and each of J. H. Whitney Mezzanine Fund, L.P., Whitney Private Debt Fund, L.P., Whitney Limited Partner Holdings, LLC, Blackstone Mezzanine Partners L.P., Blackstone Mezzanine Holdings L.P. and Carlyle High Yield Partners, L.P. (Exhibit 4.13 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “2002 Form 10-K”) and incorporated herein by reference)

4.6	Investor Rights Agreement, dated as of June 12, 2003, by and among Aviall, Inc., Carlyle Partners III, L.P., CP III Coinvestment, L.P., Carlyle High Yield Partners, L.P. and Carlyle-Aviall Partners II, L.P. (Exhibit 4.1 to Aviall, Inc.’s Current Report on Form 8-K, dated as of June 12, 2003 and incorporated herein by reference)

4.7	Indenture, dated as of June 30, 2003, by and between Aviall, Inc. and The Bank of New York, as Trustee, relating to Aviall, Inc.’s 7.625% Senior Notes due 2011 (Exhibit 4.3 to Aviall, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (the “June 30, 2003 Form 10-Q”) and incorporated herein by reference)

4.8	Form of 7.625% Senior Note due 2011 of Aviall, Inc. (Exhibit 4.13 to Aviall, Inc.’s Registration Statement on Form S-4, as amended (Commission Registration No. 333-108140) and incorporated herein by reference)

10.1†	Aviall, Inc. Stock Incentive Plan (Exhibit 10.1 to Aviall, Inc.’s 1993 Form 10-K and incorporated herein by reference)

10.2†	Amendment to Aviall, Inc. Stock Incentive Plan (Exhibit 10.3 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.3†	Aviall, Inc. 1998 Stock Incentive Plan (Exhibit 10.2 to Aviall, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference)

10.4†	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan (Exhibit 10.4 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.5†	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 28, 2000 (Exhibit 10.5 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.6†	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 7, 2001 (Exhibit 10.6 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.7*†	Amendment Number One to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of December 21, 2001

Exhibit No.	Description

10.8†	Aviall, Inc. Amended and Restated 1998 Directors Stock Plan (Exhibit 10.3 to Aviall, Inc.’s Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)

10.9	Distribution and Indemnity Agreement, by and between Aviall, Inc. and Ryder, dated November 23, 1993 (Exhibit 10.3 to Aviall, Inc.’s 1993 Form 10-K and incorporated herein by reference)

10.10	Tax Sharing Agreement, by and between Aviall, Inc. and Ryder, dated November 23, 1993 (Exhibit 10.4 to Aviall, Inc.’s 1993 Form 10-K and incorporated herein by reference)

10.11†	Form of Amended and Restated Severance Agreement, by and between Aviall, Inc. and each of its executive officers (Exhibit 10.1 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.12†	Addendum to the Amended and Restated Severance Agreement, by and between Aviall, Inc. and Bruce Langsen (Exhibit 10.2 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.13†	Second Addendum to the Amended and Restated Severance Agreement, by and between Aviall, Inc. and Bruce Langsen, dated as of December 21, 2001 (Exhibit 10.13 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.14†	Aviall, Inc. Amended and Restated Severance Pay Plan (Exhibit 10.7 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.15†	Amendment Number One to the Aviall, Inc. Amended and Restated Severance Pay Plan, dated as of December 21, 2001 (Exhibit 10.15 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.16	Asset Purchase Agreement, dated as of May 31, 1994, by and between Aviall Services, Inc. and Dallas Airmotive, Inc., as amended (Exhibit 10.3 to Aviall, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994 and Exhibits 10.17 through 10.23 to Aviall, Inc.’s Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference)

10.17†	Aviall, Inc. Employee Stock Purchase Plan (Exhibit 10.27 to Aviall, Inc.’s Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference)

10.18†	Aviall, Inc. Benefit Restoration Plan (Exhibit 10.5 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.19†	Amendment No. One to the Aviall, Inc. Benefit Restoration Plan (Exhibit 10.6 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.20	Agreement of Purchase and Sale, by and among Aviall, Inc., Aviall Services, Inc., Greenwich Air Services, Inc. and GASI Engine Services, Inc., dated April 19, 1996 (Exhibit 2.1 to Aviall, Inc.’s Current Report on Form 8-K, dated April 19, 1996 and incorporated herein by reference)

10.21†	Employment Agreement, dated December 16, 1999, by and between Aviall, Inc. and Paul E. Fulchino (Exhibit 10.16 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the “1999 Form 10-K”) and incorporated herein by reference)

10.22†	Addendum to Employment Agreement, dated as of December 21, 2001, by and between Aviall, Inc. and Paul E. Fulchino (Exhibit 10.22 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

Exhibit No.	Description

10.23†	Non-Qualified Stock Option Agreement, dated December 21, 1999, by and between Aviall, Inc. and Paul E. Fulchino (Exhibit 10.17 to Aviall, Inc.’s 1999 Form 10-K and incorporated herein by reference)

10.24†	Addendum to the Non-Qualified Stock Option Agreement, dated as of December 21, 2001, by and between Aviall, Inc. and Paul E. Fulchino (Exhibit 10.24 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.25	Distribution Services Agreement, dated November 3, 1999, by and between Allison Engine Company, Inc. d/b/a Rolls-Royce Allison and Aviall Services, Inc. (the “RR 250 Agreement”) (Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.) (Exhibit 10.19 to Aviall, Inc.’s 1999 Form 10-K and incorporated herein by reference)

10.26	Distribution Services Agreement, dated as of December 17, 2001, by and between Aviall Services, Inc. and Rolls-Royce Corporation (the “T56 Agreement”) (Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission) (Exhibit 10.26 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.27	Securities Purchase Agreement, dated as of December 17, 2001, by and between Aviall, Inc., Aviall Services, Inc., J. H. Whitney Mezzanine Fund, L.P., Whitney Private Debt Fund, L.P., Whitney Limited Partner Holdings, LLC, Blackstone Mezzanine Partners L.P., Blackstone Mezzanine Holdings L.P., Carlyle High Yield Partners, L.P., Oak Hill Securities Fund, L.P., Oak Hill Securities Fund II, L.P., Lerner Enterprises, L.P. and P & PK Limited Partnership (Exhibit 4.8 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.28	Securities Purchase Agreement, dated as of December 17, 2001, by and among Aviall, Inc., Carlyle Partners III, L.P. and CP III Coinvestment, L.P. (Exhibit 10.27 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.29	Guaranty, dated as of December 21, 2001, by Aviall, Inc., Inventory Locator Service, LLC and Aviall Product Repair Services, Inc. in favor of Citicorp USA, Inc. and the lenders and issuers party thereto (Exhibit 10.29 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.30	Pledge and Security Agreement, dated as of December 21, 2001, by Aviall, Inc., Aviall Services, Inc., Inventory Locator Service, LLC and Aviall Product Repair Services, Inc. in favor of Citicorp USA, Inc. (Exhibit 10.30 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.31	Lease Agreement, dated as of April 3, 2001, by and between Crow Family Holdings Industrial Texas Limited Partnership and Aviall Services, Inc. (Exhibit 10.31 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.32	Standstill Agreement, dated as of December 21, 2001, by and among Aviall, Inc., Carlyle Partners III, L.P. and CP III Coinvestment, L.P. (Exhibit 10.32 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

Exhibit No.	Description

10.33	Guaranty, dated as of December 21, 2001, by Aviall, Inc. in favor of J. H. Whitney Mezzanine Fund, L.P., Whitney Private Debt Fund, L.P., Whitney Limited Partner Holdings, LLC, Blackstone Mezzanine Partners L.P., Blackstone Mezzanine Holdings L.P., Carlyle High Yield Partners, L.P., Oak Hill Securities Fund, L.P., Oak Hill Securities Fund II, L.P., Lerner Enterprises, L.P. and P & PK Family Limited Partnership (Exhibit 10.34 to Aviall, Inc.’s 2002 Form 10-K and incorporated herein by reference)

10.34	Guaranty, dated as of December 21, 2001, by Aviall Product Repair Services, Inc. and Inventory Locator Service, LLC in favor of J. H. Whitney Mezzanine Fund, L.P., Whitney Private Debt Fund, L.P., Whitney Limited Partner Holdings, LLC, Blackstone Mezzanine Partners L.P., Blackstone Mezzanine Holdings L.P., Carlyle High Yield Partners, L.P., Oak Hill Securities Fund, L.P., Oak Hill Securities Fund II, L.P., Lerner Enterprises, L.P. and P & PK Family Limited Partnership (Exhibit 10.34 to Aviall, Inc.’s 2002 Form 10-K and incorporated herein by reference)

10.35	Amendment No. 1 to the Securities Purchase Agreement, dated as of December 30, 2002, by and among Aviall, Inc., Aviall Services, Inc., J. H. Whitney Mezzanine Fund, L.P., Whitney Private Debt Fund, L.P., Whitney Limited Partner Holdings, LLC, Blackstone Mezzanine Partners L.P., Blackstone Mezzanine Holdings L.P., Carlyle High Yield Partners, L.P., Oak Hill Securities Fund, L.P., Oak Hill Securities Fund II, L.P., Lerner Enterprises, L.P. and P & PK Family Limited Partnership (Exhibit 10.34 to Aviall, Inc.’s 2002 Form 10-K and incorporated herein by reference)

10.36†	Aviall, Inc. Supplemental Executive Retirement Income Plan, effective as of April 7, 2003 (Exhibit 10.1 to Aviall, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (the “March 31, 2003 Form 10-Q”) and incorporated herein by reference)

10.37†	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 14, 2002 (Exhibit 10.2 to Aviall, Inc.’s March 31, 2003 Form 10-Q and incorporated herein by reference)

10.38	Second Amended and Restated Credit Agreement, dated as of June 30, 2003, by and among Aviall, Inc., Aviall Services, Inc., Citicorp USA, Inc. and the lenders and issuers party thereto (Exhibit 10.2 to Aviall, Inc.’s June 30, 2003 Form 10-Q and incorporated herein by reference)

10.39†	Amendment Number Two to the Aviall, Inc. Amended and Restated 1998 Directors Stock Plan, dated as of June 26, 2003 (Exhibit 10.3 to Aviall, Inc.’s June 30, 2003 Form 10-Q and incorporated herein by reference)

10.40*	Amendments to RR 250 Agreement, dated various dates, by and between Aviall Services, Inc. and Rolls-Royce Corporation (Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.)

10.41*	Amendment Number One to T56 Agreement, dated October 1, 2003, by and between Aviall Services, Inc. and Rolls-Royce Corporation (Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.)

10.42*†	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 7, 2001

10.43*†	Amendment Number One to the Aviall, Inc. Amended and Restated 1998 Directors Stock Plan, dated as of June 14, 2002 (Exhibit 10.3 to Aviall, Inc.’s March 31, 2003 Form 10-Q and incorporated herein by reference)

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries of Aviall, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP

Exhibit No.	Description

24.1*	Power of Attorney of the Directors of Aviall, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1*	Certifications pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Each document marked with an asterisk is filed herewith.
†	Each document marked with a dagger constitutes a management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

A Form 8-K was filed on October 7, 2003, under Item 5, announcing that we expanded our aftermarket representation relationship with Honeywell Lighting and Electronics.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIALL, INC.

March 10, 2004	By	/s/ Paul E. Fulchino
Paul E. Fulchino Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title

/s/ Paul E. Fulchino Paul E. Fulchino	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Colin M. Cohen Colin M. Cohen	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Jacqueline K. Collier Jacqueline K. Collier	Vice President and Controller (Principal Accounting Officer)

Peter J. Clare* Peter J. Clare	Director

Alberto F. Fernández* Alberto F. Fernández	Director

Allan M. Holt* Allan M. Holt	Director

Donald R. Muzyka* Donald R. Muzyka	Director

Richard J. Schnieders* Richard J. Schnieders	Director

Jonathan M. Schofield* Jonathan M. Schofield	Director

Arthur E. Wegner* Arthur E. Wegner	Director

Bruce N. Whitman* Bruce N. Whitman	Director

*	The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K pursuant to the Powers of Attorney executed on behalf of the above-named directors of the registrant and contemporaneously filed herewith with the Securities and Exchange Commission.

March 10, 2004	By	/s/ Jeffrey J. Murphy
Jeffrey J. Murphy Attorney-in-Fact

AVIALL, INC.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors

and Shareholders of Aviall, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 48 present fairly, in all material respects, the financial position of Aviall, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 48 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Dallas, Texas

February 25, 2004

AVIALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Year Ended December 31,
	2003	2002	2001
Net sales	$1,013,335	803,293	506,160
Cost of sales	843,700	646,477	398,821

Gross profit	169,635	156,816	107,339
Selling and administrative expenses	100,180	95,412	87,729
Impairment loss	1,707	—	—
Other (gain) loss	—	(1,024)	2,810

Operating income	67,748	62,428	16,800
Loss on extinguishment of debt	17,315	—	1,608
Interest expense	20,975	22,578	10,291

Earnings from continuing operations before income taxes	29,458	39,850	4,901
Provision for income taxes	8,805	13,199	2,464

Earnings from continuing operations	20,653	26,651	2,437
Discontinued operations:
Gain on disposal (net of income tax expense of $76 in 2003, $1,816 in 2002 and $193 in 2001)	125	3,026	322

Earnings from discontinued operations	125	3,026	322

Net earnings	20,778	29,677	2,759
Less deemed dividend from beneficial conversion feature	—	(20,533)	—
Less noncash reduction for conversion of redeemable preferred stock	(24,335)	—	—
Less preferred stock dividends	(2,016)	(4,199)	(113)

Net earnings (loss) applicable to common shares	$(5,573)	4,945	2,646

Basic net earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.29)	0.08	0.12
Earnings from discontinued operations	—	0.11	0.02

Net earnings (loss)	$(0.29)	0.19	0.14

Weighted average common shares	25,922,573	18,478,102	18,380,975

Diluted net earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.29)	0.08	0.12
Earnings from discontinued operations	—	0.11	0.02

Net earnings (loss)	$(0.29)	0.19	0.14

Weighted average common and potentially dilutive common shares	31,226,004	27,565,957	18,718,979

See accompanying notes to consolidated financial statements.

AVIALL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2003	2002	2001
Net earnings	$20,778	29,677	2,759
Other comprehensive income (loss):
Cumulative effect of change in accounting principle—adoption of SFAS 133 (net of income tax benefit of $165)	—	—	(262)
Fair value adjustment of derivative instruments (net of income tax benefit of $76)	—	—	(119)
Termination of derivative instruments (net of income tax expense of $241)	—	—	381
Minimum pension liability adjustment (net of income tax benefit of $226 in 2003 and $2,464 in 2002)	(543)	(4,107)	—

Comprehensive income	$20,235	25,570	2,759

See accompanying notes to consolidated financial statements.

AVIALL, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$23,424	4,997
Receivables	139,279	95,222
Inventories	327,860	348,027
Prepaid expenses and other current assets	2,501	2,166
Deferred income taxes	19,075	23,266

Total current assets	512,139	473,678

Property and equipment	32,029	32,604
Goodwill	46,843	46,843
Intangible assets	51,908	49,567
Deferred income taxes	35,749	37,013
Other assets	12,524	12,759

Total assets	$691,192	652,464

Liabilities, Convertible Redeemable Preferred Stock and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,293	2,724
Revolving line of credit	509	140,784
Accounts payable	138,437	114,263
Accrued expenses	39,567	37,736

Total current liabilities	181,806	295,507

Long-term debt, net of unamortized discount of $9,652 at December 31, 2002	203,411	77,899
Other liabilities	5,891	6,086
Commitments and contingencies	—	—
Convertible redeemable preferred stock (none authorized, issued or outstanding at December 31, 2003; 160,000 shares authorized at December 31, 2002; 49,301 shares issued and outstanding at December 31, 2002)	—	44,370
Shareholders’ equity:
Common stock ($0.01 par value per share, 80,000,000 shares authorized; 33,950,107 shares and 21,612,380 shares issued at December 31, 2003 and 2002, respectively)	339	216
Additional paid-in capital	439,080	361,377
Accumulated deficit	(105,299)	(99,726)
Treasury stock, at cost (2,012,743 shares and 2,007,887 shares at December 31, 2003 and 2002)	(27,867)	(27,789)
Unearned compensation—restricted stock	(1,519)	(1,369)
Accumulated other comprehensive loss	(4,650)	(4,107)

Total shareholders’ equity	300,084	228,602

Total liabilities, convertible redeemable preferred stock and shareholders’ equity	$691,192	652,464

See accompanying notes to consolidated financial statements.

AVIALL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Common Stock		Treasury Stock	Unearned Compensation	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Outstanding	Amount
At December 31, 2000	18,332,662	$204	(27,749)	(564)	327,100	(107,317)	—	$191,674
Net earnings	—	—	—	—	—	2,759	—	2,759
Restricted stock awards	—	—	—	(838)	838	—	—	—
Compensation expense	—	—	—	437	—	—	—	437
Common stock issued	163,328	1	—	—	84	—	—	85
Preferred stock dividends	—	—	—	—	—	(113)	—	(113)

At December 31, 2001	18,495,990	205	(27,749)	(965)	328,022	(104,671)	—	194,842
Net earnings	—	—	—	—	—	29,677	—	29,677
Minimum pension liability adjustment	—	—	—	—	—	—	(4,107)	(4,107)
Warrants issued	—	—	—	—	11,060	—	—	11,060
Restricted stock awards	(7,963)	—	—	(1,016)	1,016	—	—	—
Compensation expense	—	—	—	612	—	—	—	612
Common stock issued	1,122,351	11	—	—	671	—	—	682
Treasury stock, at cost	(5,885)	—	(40)	—	—	—	—	(40)
Tax benefit from exercise of stock options	—	—	—	—	75	—	—	75
Deemed dividend	—	—	—	—	20,533	(20,533)	—	—
Preferred stock dividends	—	—	—	—	—	(4,199)	—	(4,199)

At December 31, 2002	19,604,493	216	(27,789)	(1,369)	361,377	(99,726)	(4,107)	228,602
Net earnings	—	—	—	—	—	20,778	—	20,778
Minimum pension liability adjustment	—	—	—	—	—	—	(543)	(543)
Restricted stock awards	—	—	—	(1,042)	1,042	—	—	—
Compensation expense	—	—	—	892	—	—	—	892
Common stock issued due to conversion of redeemable preferred stock	11,100,878	111	—	—	46,274	—	—	46,385
Other common stock issued	1,236,849	12	—	—	5,136	—	—	5,148
Treasury stock, at cost	(4,856)	—	(78)	—	—	—	—	(78)
Tax benefit from exercise of stock options	—	—	—	—	916	—	—	916
Noncash reduction in retained earnings due to conversion of redeemable preferred stock	—	—	—	—	24,335	(24,335)	—	—
Preferred stock dividends	—	—	—	—	—	(2,016)	—	(2,016)

At December 31, 2003	31,937,364	$339	(27,867)	(1,519)	439,080	(105,299)	(4,650)	$300,084

See accompanying notes to consolidated financial statements.

AVIALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities:
Net earnings	$20,778	29,677	2,759
Loss on extinguishment of debt	17,315	—	1,608
Impairment loss	1,707	—	—
Gain on disposal of discontinued operations	(125)	(3,026)	(322)
Other (gain) loss	—	(1,024)	2,810
Depreciation and amortization	17,995	17,124	11,630
Deferred income taxes	7,095	12,691	895
Paid-in-kind interest	405	739	89
Compensation expense on restricted stock awards	892	612	437
Tax benefit from exercise of stock options	916	75	—
Inventory and intangible write-downs	—	—	6,977
Changes in:
Receivables	(44,057)	(20,088)	7,234
Inventories	20,167	(106,392)	(112,613)
Accounts payable	14,736	36,453	(3,657)
Accrued expenses	(3,535)	(747)	965
Other, net	(2,503)	(3,178)	85

Net cash provided by (used for) operating activities	51,786	(37,084)	(81,103)

Investing activities:
Capital expenditures	(8,030)	(6,867)	(12,147)
Purchase of distribution rights	(7,200)	(10,398)	(24,889)
Sales of property, plant and equipment	83	128	28

Net cash used for investing activities	(15,147)	(17,137)	(37,008)

Financing activities:
Debt proceeds	200,101	—	80,490
Net change in revolving credit facility	(140,275)	31,847	54,922
Debt repaid	(84,626)	(2,420)	(34,010)
Cash overdrafts	9,438	26,720	(12,285)
Debt issuance cost paid	(7,919)	(89)	(13,478)
Issuance of common stock	5,148	682	85
Issuance of redeemable preferred stock	—	—	40,051
Other	(79)	(48)	(3)

Net cash (used for) provided by financing activities	(18,212)	56,692	115,772

Change in cash and cash equivalents	18,427	2,471	(2,339)
Cash and cash equivalents, beginning of year	4,997	2,526	4,865

Cash and cash equivalents, end of year	$23,424	4,997	2,526

Cash paid for interest and income taxes:
Interest	$17,916	17,826	9,433
Income taxes	$966	639	1,954
Noncash investing and financing activities:
Conversion of redeemable preferred stock into common stock	$46,385	—	—
Noncash reduction in retained earnings due to conversion of redeemable preferred stock	$24,335	—	—
Dividends on redeemable preferred stock	$2,015	24,724	110
Property and equipment acquired with debt	$1,330	—	9,031
Issuance of warrants	$—	11,060	—

See accompanying notes to consolidated financial statements.

AVIALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BACKGROUND AND ORGANIZATION

Aviall, Inc., or Aviall, is the largest independent global provider to the aerospace aftermarket of new aviation parts, supply-chain management and other related value-added services through its subsidiary, Aviall Services, Inc., or Aviall Services. Aviall also provides information and facilitates commerce for the aviation and marine industries and the United States, or U.S., and international government procurement market through its global electronic marketplaces operated by Inventory Locator Service, LLC, or ILS. We report Aviall Services and ILS as separate operating segments. See Note 19—Segments and Related Information.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition. Revenue from the sale of parts, components and supplies and the repair of parts is recognized based on shipping terms with our customers. At the time of shipment of the product to the customer, we believe revenue is earned because evidence of an arrangement with an agreement upon price exists with the customer, delivery has occurred and collectibility is reasonably assured. Shipment is normally FOB shipping point at our warehouse. Revenue from information services and point-of-purchase subscription fees is recognized as services are rendered. Revenue from pay-in-advance subscription fees is deferred and recognized as services are rendered. Shipping and handling costs billed to customers are recognized as revenue.

Cash and Cash Equivalents. We consider all highly liquid, interest-bearing instruments with an original maturity of three months or less to be cash equivalents. We reclassify cash overdrafts to accounts payable. Cash overdrafts included in accounts payable were $43.6 million and $34.2 million at December 31, 2003 and 2002, respectively.

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

Inventories. We value our inventory of aerospace parts at the lower of average cost or market. We make provisions for excess and obsolete inventories based on our assessment of slow-moving and obsolete inventories on a part-number-by-part-number basis within each product line. We make provisions for inventory shrinkage based on periodic physical inventory counts. Reserves for shrinkage and excess and obsolete inventory amounted to $6.6 million and $5.6 million at December 31, 2003 and 2002, respectively.

Property and Equipment. Property and equipment is carried at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Internal and external costs incurred to develop or purchase computer software during the application development stage for internal use, including upgrades and enhancements, are capitalized. Lives assigned to asset categories are 3 to 10 years for software, hardware and equipment, and the remaining lease term, if shorter than the estimated useful life, for leasehold improvements. Depreciation expense amounted to $8.1 million, $7.6 million and $5.1 million in 2003, 2002 and 2001, respectively. Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease and amortized over the lease terms using the straight-line method. Lease amortization is included in depreciation expense.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, or SFAS 142, “Goodwill and Other Intangible Assets,” we ceased amortizing goodwill effective January 1, 2002. On an annual basis, we compare the fair value of our reporting units with their carrying values. If the carrying value of a reporting unit exceeds its fair value, we would recognize an impairment equal to the excess of the carrying value of the operating unit’s goodwill over the fair value of its goodwill. The fair value of our reporting units is estimated using the discounted present value of estimated future cash flows.

Distribution Rights. From time to time, we enter into long-term supplier distribution agreements that implicitly include a payment for distribution rights. When we enter into these agreements, we must value the distribution rights and amortize them using the straight-line method over the life of the agreement. We calculate the value of the distribution rights using a discounted cash flow model of the expected net contract cash flows related to the specific distribution agreement. In the event one or more of our material suppliers discontinue the products we sell, terminate our contract or are unable to perform under our agreement, the value of the distribution rights could be impaired, and we might be required to write-down or write-off the unamortized value of the distribution rights.

Deferred Taxes. The conversion of our Series D Senior Convertible Participating Preferred Stock, or Series D Redeemable Preferred Stock, into common stock and the exercise of warrants did not result in an annual limitation on the amount of our U.S. federal net operating loss, or NOL, carryforward. We establish our deferred tax assets and liabilities based on our profits or losses in each jurisdiction in which we operate. Associated valuation allowances reflect the likelihood of the recoverability of these deferred assets. We base our judgment of the recoverability of these deferred assets, which includes U.S. federal and, to a lesser degree, state and foreign NOL carryforwards, primarily on historical earnings, our estimate of current and expected future earnings, prudent and feasible tax planning strategies, and current and future ownership changes. The likelihood of an annual limitation on our ability to utilize our U.S federal NOL carryforward to offset future U.S. federal taxable income is increased by certain historical changes in our equity ownership when combined with potential future ownership changes occurring in the rolling three-year testing period. The amount of an annual limitation can vary significantly based on certain factors existing at the date of the ownership change. If such limitations were imposed, they could have a material adverse effect on our results of operations and cash flows.

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

Financing Costs. Costs associated with obtaining debt are recorded as a deferred charge and amortized over the term of the related debt through interest expense utilizing an effective interest rate method. Amortization of financing costs amounted to $2.5 million, $2.8 million and $1.0 million in 2003, 2002 and 2001, respectively.

Debt Discount. Debt discount is recorded as a reduction of long-term debt and amortized over the term of the related debt through interest expense utilizing an effective interest rate method. Amortization of debt discount amounted to $0.9 million and $1.4 million in 2003 and 2002, respectively.

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

Foreign Currency Translation. Our foreign operations utilize the U.S. dollar as their functional currency. Net currency translation and transaction gains and (losses) included in earnings amounted to $1.8 million, $0.5 million and $(0.3) million in 2003, 2002 and 2001, respectively. These gains and losses are impacted primarily by changes in the exchange rate of the Australian dollar against the U.S. dollar.

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

Fair Value of Financial Instruments. The carrying value of our current assets and liabilities approximates fair value due to the short-term maturities of these assets and liabilities. At December 31, 2003 and 2002, the carrying value of our debt was $207.2 million and $221.4 million, respectively, and the estimated fair value was $215.7 million and $232.7 million, respectively. We determined the fair value based on quoted market prices at December 31, 2003 and based on discounted cash flow analysis using a market interest rate at December 31, 2002.

Stock-Based Compensation. We account for our stock-based compensation plans in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” and related interpretations. All options granted under our plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, no compensation cost related to these plans is included in net earnings. We also make the appropriate disclosures as required by Statement of Financial Accounting Standards No. 123, or SFAS 123, “Accounting for Stock-Based Compensation,” and Statement of Financial Accounting Standards No. 148, or SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123.” Awards of restricted stock are valued at the market price of our common stock on the date of grant and recorded as unearned compensation within shareholders’ equity. The unearned compensation is amortized to compensation expense over the vesting period of the restricted stock.

The following table illustrates the effect on net earnings and earnings per share if we had applied the fair-value recognition provisions of SFAS 123 to stock-based employee compensation:

(In Thousands, Except Per Share Data)	2003	2002	2001
Net earnings, as reported	$20,778	29,677	2,759
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(1,413)	(1,341)	(1,162)

Pro forma net earnings	$19,365	28,336	1,597

Earnings per share:
Basic—as reported	$(0.29)	0.19	0.14
Basic—pro forma	$(0.34)	0.14	0.09

Diluted—as reported	$(0.29)	0.19	0.14
Diluted—pro forma	$(0.34)	0.14	0.09

During 2003, 2002 and 2001, options were granted at exercise prices equal to the market price of our common stock on the date of grant. The weighted average fair value of options granted was $3.85 per option in 2003, $3.97 per option in 2002 and $3.28 per option in 2001. In accordance with SFAS 123, the fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001
Risk-free interest rate	3.07%	4.62%	5.06%
Expected life (years)	5.0	5.9	6.1
Expected volatility	55.26%	50.34%	47.02%
Expected dividend yield	—	—	—

Earnings (Loss) Per Share. Basic net earnings per share, or EPS, is computed by allocating earnings from continuing operations available for distribution to the common and preferred shareholders using the “two-class” method prescribed by Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Earnings from continuing operations is reduced by dividends to preferred and common shareholders to arrive at earnings from continuing operations available for distribution. Earnings from continuing operations available for distribution is then allocated between the common and preferred shareholders based on the weighted average common and preferred shares outstanding, on an as-converted basis. Diluted EPS is computed using the if-converted method by dividing net earnings by the weighted average number of common and dilutive potential common shares outstanding during the period. Diluted EPS is presented as equal to basic EPS if it is antidilutive or higher than basic EPS.

Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

New Accounting Pronouncements.

In December 2003, the Financial Accounting Standards Board, or FASB, issued a revised Interpretation No. 46, or FIN 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” replacing the original interpretation issued in January 2003. FIN 46R requires certain entities to be consolidated by enterprises that lack majority voting interest when equity investors of those entities have insignificant capital at risk or they lack voting rights, the obligation to absorb expected losses, or the right to received expected returns. Entities identified with these characteristics are called variable interest entities and the interests that enterprises have in these entities are called variable interests. These interests can derive from certain guarantees, leases, loans or other arrangements that result in risks and rewards that are disproportionate to the voting interests in the entities. The provisions of FIN 46R must be immediately applied for variable interest entities created after January 31, 2003 and for variable interests in entities commonly referred to as “special purpose entities.” For all other variable interest entities, implementation is required by March 31, 2004. Because we have no current or planned variable interest entities, the adoption of this statement will not have a significant effect on our consolidated financial position and results of operations.

In December 2003, the FASB issued a revised Statement of Financial Accounting Standards No. 132, or SFAS 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88, and 106, and a Revision of FASB Statement No. 132.” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement of recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The new rules require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This includes expanded disclosures on an interim basis as well. SFAS 132R is effective in 2003, and the related disclosures have been included in Note 13—Pension Plans and Postretirement Benefits.

NOTE 3—DISCONTINUED OPERATIONS

In 1996, we sold our commercial engine services businesses. These businesses are reported as discontinued operations in our consolidated financial statements.

The sale agreements required us to retain certain liabilities, primarily environmental. The losses associated with these liabilities were estimated and included in the discontinued operations provision. The actual cost of these obligations may not be known for a number of years. In the case of environmental liabilities, factors included in the original estimate of loss, such as the level of remediation required, could change significantly from our original estimate. Accordingly, certain adjustments may be required in future periods to reflect changes in these estimates. As of December 31, 2003 and 2002, these retained liabilities, primarily environmental, for businesses reported as discontinued operations as well as previously owned businesses not classified as discontinued operations amounted to $4.2 million and $5.0 million, respectively.

During 2003, 2002 and 2001, we recognized a net gain on disposal of $0.1 million, net of tax expense of $0.08 million, $3.0 million, net of tax expense of $1.8 million, and $0.3 million, net of tax expense of $0.2 million, respectively, related to changes in the estimates of certain liabilities as a result of the expiration of the indemnification periods under the asset sale contracts and revised projections for certain liabilities, primarily environmental liabilities, based on recent experiences. The 2002 net gain primarily related to the reversal of estimates for environmental liabilities.

NOTE 4—IMPAIRMENT LOSS

In the second quarter of 2003, we recorded a $1.7 million impairment loss resulting from the write-off of a vendor software license purchased by ILS in 2001. We decided to pursue other cost-effective alternatives resulting from the vendor’s change in strategic focus. These alternatives will allow ILS to proceed in a less expensive and more timely manner with a strategy of offering electronic marketplace capabilities from the initial contact between buyer and seller through the conclusion of a transaction.

NOTE 5—OTHER GAINS AND LOSSES

2002 Gain. During 2002, we recorded a $1.0 million other gain resulting from the reversal of environmental reserves due to changes in estimates related to our previously owned businesses, which did not qualify as discontinued operations.

2001 Loss. During 2001, we recorded a $2.8 million other loss consisting of $2.1 million for unfavorable leases and doubtful accounts related to the downturn in the economy in 2001 and $0.7 million incurred in connection with our new capital structure. Due to the downturn in the aerospace industry, we also recorded a $7.0 million inventory and intangible write-down that is included in cost of sales. This write-down was reclassified to cost of sales from selling and administrative expenses to conform to the current year presentation.

NOTE 6—RECEIVABLES

(In Thousands)	2003	2002
Trade	$135,704	91,107
Other	6,090	6,529

	141,794	97,636
Allowance for doubtful accounts	(2,515)	(2,414)

	$139,279	95,222

NOTE 7—PROPERTY AND EQUIPMENT

	2003			2002
(In Thousands)	Owned	Capital Leases	Total	Owned	Capital Leases	Total
Land	$226	—	226	—	—	—
Software and hardware	37,249	5,312	42,561	33,276	4,917	38,193
Equipment	11,343	1,101	12,444	11,024	1,101	12,125
Leasehold improvements	1,938	1,045	2,983	1,819	1,045	2,864
Capital projects in progress	4,696	—	4,696	2,107	1,970	4,077

	55,452	7,458	62,910	48,226	9,033	57,259
Accumulated depreciation	(28,327)	(2,554)	(30,881)	(23,273)	(1,382)	(24,655)

	$27,125	4,904	32,029	24,953	7,651	32,604

Capital projects in progress included $2.0 million and $3.3 million of capitalized software costs in 2003 and 2002, respectively.

NOTE 8—GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2002, we adopted the provisions of SFAS 142, which is more fully described in Note 2—Summary of Significant Accounting Policies. We completed the transitional impairment tests of goodwill and intangible assets with indefinite lives as of January 1, 2002, and no impairment was noted. We performed our annual impairment test in the fourth quarter of 2003, and no impairment was noted.

The following table presents the carrying amount of our goodwill by operating segment:

(In Thousands)	2003	2002
Aviall Services	$42,692	42,692
ILS	4,151	4,151

Total	$46,843	46,843

The following table presents net earnings and EPS as adjusted for goodwill amortization recognized in periods prior to our adoption of SFAS 142:

(In Thousands, Except Per Share Data)	2001
Reported net earnings	$2,759
Add: Goodwill amortization	1,916

Adjusted net earnings	$4,675

Basic and diluted net earnings per share:
Reported net earnings	$0.14
Goodwill amortization	0.10

Adjusted net earnings	$0.24

Distribution rights are included in intangible assets in our accompanying consolidated balance sheet as follows:

(In Thousands)	2003	2002
Gross carrying amount	$68,841	61,652
Accumulated amortization	(18,481)	(12,085)

	$50,360	49,567

In addition, we have an intangible asset with a balance of $1.5 million at December 31, 2003 related to our additional minimum pension liability. This intangible asset is not subject to amortization.

Amortization expense of definite-lived intangible assets amounted to $6.4 million, $5.3 million and $3.7 million in 2003, 2002 and 2001, respectively.

Estimated amortization expense of definite-lived intangible assets for each of the five succeeding years is as follows (in thousands):

Year Ending December 31,

2004	$7,003
2005	$7,003
2006	$7,003
2007	$7,003
2008	$7,003

In 2003, we acquired from Honeywell Electronic and Lighting Group the rights to distribute aircraft lighting products for the airline and general aviation sectors for a ten-year period. As a result of this contract, we recorded $7.2 million for distribution rights.

In 2002, we were awarded amendments to our Honeywell engine systems and accessories and environmental control systems distribution rights, allowing us to sell additional products. As a result of these amendments, we recorded $10.4 million for distribution rights.

NOTE 9—ACCRUED EXPENSES

(In Thousands)	2003	2002
Salaries, wages and benefits	$19,151	19,565
Operating taxes	2,484	1,844
Self-insurance reserves	1,558	1,828
Environmental reserves, current portion	1,190	2,005
Other	15,184	12,494

	$39,567	37,736

NOTE 10—DEBT

(In Thousands)	2003	2002
Senior Notes:
New Senior Notes, net of interest rate swap fair value (see Note 11)	$199,218	—
14% Notes, net of unamortized discount	—	71,175
Revolving Credit Facilities:
Credit Facility	—	140,301
Canadian Revolver	509	483
Capital lease obligations	4,744	7,061
Other	2,742	2,387

	207,213	221,407
Less: Current portion	(3,802)	(143,508)

	$203,411	77,899

Senior Notes. On June 30, 2003, we issued $200.0 million of new senior unsecured notes, or the New Senior Notes. The New Senior Notes bear interest at 7.625% per annum and mature on July 1, 2011, unless previously redeemed at our option. We may redeem some or all of the New Senior Notes at specified redemption prices at any time after July 1, 2007. In addition, prior to July 1, 2006, we may redeem up to 35% of the New Senior Notes from the proceeds of qualifying equity offerings. The New Senior Notes are our senior unsecured obligations and are equal in right of payment to all of our senior indebtedness. The New Senior Notes are guaranteed on a senior unsecured basis by each of our domestic subsidiaries. The New Senior Notes contain various covenants, including limitations on incurring debt or liens, selling assets, paying dividends, making distributions and entering into transactions with affiliates.

In November 2003, we entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $50.0 million of the $200.0 million principal amount of New Senior Notes. At December 31, 2003, the fair value of our interest rate swap was a liability of $0.8 million and is reflected in other liabilities and as a decrease in the carrying value of the New Senior Notes included in long-term debt in our accompanying consolidated balance sheet. Changes in the fair value of the derivative are offset by corresponding changes in the fair value recorded on the underlying hedged debt and result in no net earnings impact.

We used the net proceeds from the issuance of the New Senior Notes to redeem the entire principal amount of our existing 14% senior unsecured notes, or the 14% Notes, and to repay approximately $106.3 million of the outstanding revolving indebtedness under our senior secured credit facility, or the Credit Facility.

In connection with the redemption of the 14% Notes, we recorded a $17.3 million pretax loss on extinguishment which consists of a $3.2 million prepayment premium on the outstanding principal amount of the 14% Notes, $8.7 million of unamortized debt discount and $5.4 million of unamortized original debt issuance cost. In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, or SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” We adopted SFAS 145 on January 1, 2003. As a result of the adoption, these unamortized costs, along with the prepayment premium, are included in earnings from continuing operations instead of being treated as an extraordinary item net of tax.

As of December 31, 2002, the 14% Notes consisted of $80.8 million of outstanding principal, net of $9.7 million of unamortized debt discount. The 14% Notes bore interest at 14.0% per annum, of which 13% was payable in cash and 1.0% in additional 14% Notes. During 2002, we made cash interest payments of $10.8 million, and the outstanding principal amount on the 14% Notes increased by $0.7 million to $80.8 million.

At December 31, 2002, $8.1 million of the 14% Notes outstanding was held by the Carlyle Partners III, L.P., a Delaware limited partnership; CP III Coinvestment, L.P., a Delaware limited partnership; and certain of their affiliates, or collectively, the Carlyle Investors. The Carlyle Investors owned all of our Series D Redeemable Preferred Stock.

Revolving Credit Facilities. Concurrently with the issuance of the New Senior Notes, we amended the Credit Facility to permit us to issue the New Senior Notes, to redeem the 14% Notes, to permit Aviall to service the interest and principal on the New Senior Notes and to modify certain covenants to reflect, among other items, the issuance of the New Senior Notes. Our amended Credit Facility consists of a $200.0 million revolving credit and letter of credit facility due as a balloon payment in 2006, with availability determined by reference to a borrowing base calculated using our eligible accounts receivable and inventory and after deducting reserves required by the lenders. Borrowings under the Credit Facility bear interest, at our option, based upon either: a Eurodollar Rate plus an applicable margin ranging from 2.5% to 3.0% depending upon our financial ratios or a Base Rate plus an applicable margin ranging from 1.5% to 2.0% depending upon the same financial ratios. We utilize both of these interest rate options. Interest is payable (i) monthly for prime rate borrowings and (ii) on the last day of the applicable interest period or quarterly for interest periods that are longer than three months for the London InterBank Offered Rate, or LIBOR, borrowings. At December 31, 2003, the actual interest rate applicable to the Credit Facility was 5.50%, but we had no borrowings outstanding. At December 31, 2002, the average interest rate on the aggregate outstanding balance under the Credit Facility was 4.71%.

The Credit Facility provides for the issuance of up to $15.0 million of letters of credit subject to the borrowing base, of which $1.0 million was utilized at December 31, 2003. As of December 31, 2003, we had $199.0 million available for additional borrowings under the Credit Facility, and our borrowing base was $209.2 million. A commitment fee of 0.5% is payable each quarter on the unused portion of the Credit Facility. Obligations under the Credit Facility are collateralized by substantially all of our domestic assets and 65% of the stock of each of our foreign subsidiaries. The Credit Facility contains various covenants, including financial covenants and limitations on debt, dividends and capital expenditures. The Credit Facility also contains default clauses that permit the acceleration of all amounts due following the maturity of an event of default at the discretion of the lenders and lock-box provisions that apply our cash collections to outstanding borrowings. Based on the terms of the Credit Facility and pursuant to EITF Issue No. 95-22, “Balance Sheet Classification of Revolving Credit Agreement Obligations Involving Lock-Box Arrangements,” we have classified amounts outstanding under the Credit Facility as current.

Pursuant to the requirements of SFAS 145, we reclassified our previously reported 2001 $1.6 million extraordinary item, a loss resulting from the write-off of unamortized financing costs due to the early extinguishment of debt outstanding under our previous credit facility, to a component of earnings from continuing operations.

We also have a Canadian $6.0 million revolving credit facility, or the Canadian Revolver. The Canadian Revolver had an outstanding balance equivalent to U.S. $0.5 million at both December 31, 2003 and 2002.

Capital Lease Obligations. We have entered into a number of capital lease obligations to finance certain of our capital expenditures, primarily for computer hardware and software. These leases have terms ranging from three to five years with interest rates ranging primarily from 9.00% to 15.53%. Each lease is secured by the hardware and software financed.

Other Debt. At December 31, 2003 and 2002, other debt consisted of various notes with interest rates ranging from 2.13% to 7.16%.

Debt Maturities. Debt maturities for the years subsequent to December 31, 2003 are as follows (in thousands):

Year Ending December 31,

2004	$3,802
2005	1,440
2006	750
2007	—
2008	—
Thereafter	202,003

207,995
Less: Fair value of interest rate swap	(782)

$207,213

NOTE 11—DERIVATIVE FINANCIAL INSTRUMENTS

We utilize financial derivative instruments to manage interest rate risk exposure, and account for them in accordance with Statement of Financial Accounting Standards No. 133, or SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” See “Item 7A: Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report on Form 10-K for more information on these management activities.

In November 2003, we entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $50.0 million of the $200.0 million principal amount of New Senior Notes. Under the interest rate swap agreement, we pay LIBOR plus a margin every six months and receive 7.625% every six months on a notional amount of $50.0 million until July 1, 2011. Our interest rate swap agreement qualifies and is designated as a fair value hedge. In addition, this interest rate swap agreement qualifies for the “shortcut” method of accounting for hedges, as defined by SFAS 133. Under the “shortcut” method, the hedges are assumed to be perfectly effective, and thus, there is no ineffectiveness to be recorded in earnings. At December 31, 2003, the fair value of our interest rate swap agreement was a liability of $0.8 million and is reflected in other liabilities in our accompanying consolidated balance sheet. In accordance with fair value hedging, the offsetting entry is an adjustment to decrease the carrying value of long-term debt. See Note 10—Debt. The fair value of the interest rate swap will be adjusted quarterly, as necessary. At December 31, 2002, we did not have any interest rate swaps outstanding.

Credit risk arises from the possible inability of counterparties to meet the terms of their contracts on a net basis. However, we minimize such risk exposure for these instruments by limiting counterparties to large banks and financial institutions that meet established credit guidelines. We do not expect to incur any losses as a result of counterparty default.

Upon adoption of SFAS 133 on January 1, 2001, we recorded the then-existing interest rate swaps at fair value, which was a liability of $0.4 million, with an offset to other comprehensive income in the equity section of our consolidated balance sheet. During 2001, we recorded an additional $0.2 million liability as an adjustment to the fair value of these interest rate swap agreements. Additionally, we undertook an evaluation of the effectiveness of these interest rate swap agreements and determined that no material ineffectiveness existed during 2001. In conjunction with the repayment of debt outstanding under our previous credit facility, we recorded an other loss of $0.4 million which resulted from the early termination of the interest rate swap agreements in December 2001.

NOTE 12—INCOME TAXES

Earnings before income taxes were taxed as follows:

(In Thousands)	2003	2002	2001
Domestic	$23,193	42,208	3,074
Foreign	6,466	2,484	2,342

Earnings before income taxes	$29,659	44,692	5,416

The total provision for income taxes consisted of the following components:

(In Thousands)	2003	2002	2001
Current tax expense:
U.S. federal	$423	(128)	403
U.S. state	273	118	464
Foreign	1,014	518	702

	1,710	508	1,569

Deferred tax expense (benefit):
U.S. federal	7,178	14,622	1,668
State	131	(42)	(608)
Foreign	(138)	(73)	28

	7,171	14,507	1,088

Provision for income taxes	$8,881	15,015	2,657

Income taxes were allocated as follows:

(In Thousands)	2003	2002	2001
Continuing operations	$8,805	13,199	2,464
Discontinued operations	76	1,816	193

Total income taxes	$8,881	15,015	2,657

A reconciliation of our U.S. federal statutory tax rate with our effective tax rate follows:

(Dollars in Thousands)	2003		2002		2001
	Amount	%	Amount	%	Amount	%
Provision at the statutory rate	$10,381	35.0	15,642	35.0	1,896	35.0
Foreign taxes in excess of (less than) statutory rate	(814)	(2.7)	(321)	(0.7)	694	12.8
Extraterritorial income tax benefit	(1,080)	(3.6)	(479)	(1.1)	—	—
Amortization of goodwill	—	—	—	—	671	12.4
State income taxes, net of federal income tax benefit	346	1.2	857	1.9	(4)	—
Valuation allowance	(49)	(0.2)	(902)	(2.0)	(567)	(10.6)
Miscellaneous items, net	97	0.2	218	0.5	(33)	(0.6)

	$8,881	29.9	15,015	33.6	2,657	49.0

The significant temporary differences that gave rise to deferred income taxes as of December 31, 2003 and 2002 consisted of the following:

(In Thousands)	2003	2002
Deferred income tax assets:
Loss carryforwards and credits
U.S. federal	$37,379	41,714
U.S. state	4,642	4,803
Foreign	347	559
Compensation-related items	8,302	7,502
Inventory-related items	10,095	11,127
Environmental-related items	1,150	1,750
Accounts receivable allowances	838	838
Other items	264	422

	63,017	68,715
Valuation allowance	(5,536)	(5,908)

Deferred income tax assets	57,481	62,807

Deferred income tax liabilities:
Property and equipment basis differences	(2,367)	(1,644)
Other items	(290)	(884)

Deferred income tax liabilities	(2,657)	(2,528)

Net deferred income tax asset	$54,824	60,279

We periodically assess the likelihood of realizing our deferred tax assets and adjust the related valuation allowance based on the amount of deferred tax assets that we believe is more likely than not to be realized. We believe we may not generate sufficient future taxable income in primarily state and foreign tax jurisdictions to utilize all of our state and foreign NOL carryforwards before their expiration and, as a result, have retained a valuation allowance of $5.5 million. In 2003, the valuation allowance decreased $0.4 million primarily due to expiring state NOLs.

At December 31, 2003, we had a $54.8 million net deferred tax asset of which $35.7 million relates to our U.S. federal NOL carryforwards. This equates to a gross U.S. federal NOL of approximately $102.0 million, which substantially expires in 2011. To fully utilize our net deferred tax assets as of December 31, 2003, we must generate $145.3 million of taxable income based on current tax rates. We generated taxable income of $17.3 million, $24.9 million and $13.8 million in 2003, 2002 and 2001, respectively.

Section 382 of the Internal Revenue Code, or Section 382, imposes limitations on a corporation’s ability to utilize U.S. federal NOLs if it experiences an ownership change as defined in Section 382, or an Ownership Change. The amount of the annual limitation can vary significantly based on factors existing at the date of the Ownership Change. The value of the corporation’s stock immediately before an Ownership Change is one of the most influential factors affecting the annual limitation calculation. During 2003, changes in our ownership occurred, but these changes did not result in a limitation on the amount of the NOL carryforward that can be utilized. If we had experienced an Ownership Change as of December 31, 2003, based on our year end closing stock price of $15.51 per share, we believe the annual limitation imposed would not have impacted our ability to fully utilize our U.S. federal NOL. A substantial decrease in stock price combined with an Ownership Change could affect our ability to fully utilize our U.S. federal NOL carryforward and may have a material adverse effect on our results of operations and cash flows.

Deferred taxes have not been provided on temporary differences related to investments in foreign subsidiaries that are considered permanent in duration. These temporary differences consist primarily of undistributed foreign earnings of $15.9 million and $11.0 million at December 31, 2003 and 2002, respectively. These earnings could become subject to additional tax if such amounts are remitted as dividends to Aviall Services. It is not practicable to estimate the amount of additional tax that could be payable on these foreign earnings.

NOTE 13—PENSION PLANS AND POSTRETIREMENT BENEFITS

Pension Plans. Substantially all domestic employees are covered by the Aviall Pension Plan, a noncontributory defined benefit plan that we maintain. These employees were given credit under the Aviall Pension Plan for prior service in a plan maintained by a former parent company, which retained the pension fund assets and accumulated benefit obligation related to these participants. Until December 31, 2001, we maintained two other noncontributory defined benefit pension plans. As of December 31, 2001, one of those plans was merged into the Aviall Pension Plan.

The following table sets forth the change in projected benefit obligation for all our plans:

(In Thousands)	2003	2002
Projected benefit obligation at beginning of period	$52,281	46,514
Service cost	1,955	1,354
Interest cost	3,653	3,300
Actuarial losses	4,063	3,880
Benefits paid	(2,346)	(2,308)
Expenses paid	(405)	(459)
Plan amendments	2,069	—

Projected benefit obligation at end of period	$61,270	52,281

Our projected benefit obligations are measured as of December 31 of each year using the following weighted average actuarial assumptions:

	2003	2002
Discount rate	6.38%	6.88%
Compensation increase rate	3.50%	4.50%

The following table sets forth the change in fair value of plan assets for all our plans:

(In Thousands)	2003	2002
Fair value of plan assets at beginning of period	$36,723	37,654
Actual return on plan assets	7,467	(2,199)
Employer contributions	3,035	4,035
Benefits paid	(2,346)	(2,308)
Expenses paid	(405)	(459)

Fair value of plan assets at end of period	$44,474	36,723

The following table sets forth the asset allocation at the end of 2003 and 2002 and the target allocation for 2004, by asset category, for all our plans:

	Target Allocation	Percentage of Plan Assets at Year End
Asset Category	2004	2003	2002
Equity securities	56%	58%	55%
Debt securities	44%	42%	45%

Total	100%	100%	100%

We develop our expected long-term rate of return assumptions through analysis by asset investment category of historical market returns, the fund’s past experience and current market conditions.

Our investment strategy with respect to pension assets is to maximize return while maintaining risk at acceptable levels. Our pension plan assets are managed by outside investment managers who have the flexibility to adjust the asset allocation and move funds to the asset class that offers the most opportunity for investment returns. Plan assets will be rebalanced regularly to achieve the investment managers’ target allocations.

The following table sets forth the reconciliation of funded status for all our plans:

(In Thousands)	2003	2002
Accumulated benefit obligation	$(56,410)	(47,129)

Projected benefit obligation	(61,270)	(52,281)
Fair value of plan assets	44,474	36,723

Funded status	(16,796)	(15,558)
Unrecognized net loss	11,769	11,597
Unrecognized net transition obligation	1,964	—
Unamortized prior service cost	16	19

Net amount recognized	$(3,047)	(3,942)

Amounts recognized in our accompanying consolidated balance sheet consist of:

(In Thousands)	2003	2002
Accrued benefit liability	$(11,936)	(10,513)
Intangible asset	1,549	—
Accumulated other comprehensive loss	7,340	6,571

Net amount recognized	$(3,047)	(3,942)

The following table sets forth the components of net pension expense for all our plans:

(In Thousands)	2003	2002	2001
Service cost	$1,955	1,354	1,038
Interest cost	3,653	3,300	3,151
Expected return on plan assets	(3,640)	(3,448)	(2,964)
Transition obligation amortization	103	—	—
Prior service cost amortization	5	101	101
Net loss (gain) recognition	64	11	(88)

Net pension expense	$2,140	1,318	1,238

Our net pension expense is measured as of January 1 of each year using the following weighted-average actuarial assumptions:

	2003	2002	2001
Discount rate	6.88%	7.25%	7.75%
Compensation increase rate	4.50%	4.50%	4.50%
Expected long-term rate of return on plan assets	8.50%	8.50%	7.75%

Our 2004 minimum funding requirements are not expected to be significant. We currently target the plans’ funding at 90% of its current liability. The current liability will not be calculated until later in 2004 at which time the actual contribution, if any, will be determined.

Postretirement Benefits. We maintain plans that provide certain retired employees with certain health care and life insurance benefits. In December 2000, our board of directors approved an amendment to our postretirement medical and life insurance reimbursement plans such that only employees who retired on or before December 31, 2000 will be eligible to participate in the plans. The amendment does not affect retirees currently eligible for and receiving benefits. We will amortize the remaining unrecognized net gain of $1.7 million at December 31, 2003 over the remaining life expectancy of eligible plan participants.

The following table sets forth the components of net postretirement benefit expense for all our plans:

(In Thousands)	2003	2002	2001
Service cost	$—	—	—
Interest cost	99	125	157
Net amortization and deferral	(128)	(100)	(118)

Net postretirement benefit (income) expense	$(29)	25	39

Our net postretirement benefit expense is measured as of December 31 of each year using the following weighted average actuarial assumptions:

	2003	2002	2001
Discount rate	6.38%	6.88%	7.25%

The following tables set forth the change in accumulated postretirement benefit obligation and the reconciliation of funded status for all our plans:

(In Thousands)	2003	2002
Accumulated postretirement benefit obligation at beginning of period	$1,515	1,825
Interest cost	99	125
Expected benefits paid, net of contributions	(145)	(185)
Actuarial gains	35	(250)

Accumulated postretirement benefit obligation at end of period	1,504	1,515

Funded status	(1,504)	(1,515)
Unrecognized net gains	(1,734)	(1,926)

Accrued unfunded postretirement benefit obligation	$(3,238)	(3,441)

The accrued unfunded postretirement benefit obligation is reflected in other liabilities in our accompanying consolidated balance sheet.

Our postretirement benefit obligations are measured as of December 31 of each year using the following weighted average actuarial assumptions:

	2003	2002
Discount rate	6.38%	6.88%

The following table sets forth the assumed health care cost trend rates used to determine our net postretirement benefit expense and accumulated postretirement benefit obligation:

	2003	2002
Health care cost trend rate assumed for next year	18.5%	20.0%
Ultimate rate to which cost trend rate is assumed to decline	5.0%	5.0%
Year that rate reaches ultimate trend rate	2014	2014

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on net postretirement benefit expense	$1,000	(1,000)
Effect on accumulated postretirement benefit obligation	$11,000	(12,000)

NOTE 14—COMMON STOCK, WARRANTS AND INCENTIVE PLANS

Common Stock. We are authorized to issue 80,000,000 shares of common stock, $0.01 par value per share.

Warrants. In connection with the issuance of the 14% Notes, the noteholders were issued warrants to purchase 1,750,000 shares of our common stock at an initial exercise price of $0.01 per share upon stockholder approval, which approval was obtained on March 15, 2002. The warrants expire on March 15, 2012. The holders of the warrants are entitled to receive all dividends paid with respect to the common stock as if such holders had exercised the warrants for common stock prior to the dividend, unless such dividend would result in an adjustment to the number of shares of common stock for which the warrants are exercisable.

In 2003 and 2002, we issued 560,000 shares and 927,500 shares, respectively, of common stock upon exercise of warrants. As of March 5, 2004, the outstanding warrants were exercisable for 262,500 shares of common stock.

The Carlyle Investors were issued warrants to purchase 262,500 of the total 1,750,000 shares of our common stock, all of which are outstanding and exercisable as of March 5, 2004.

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

We also reserved 247,500 shares of common stock for issuance under our Directors Stock Plan, or the Directors Plan, of which 165,546 shares were issued at December 31, 2003. Of the total issued, 13,295 shares, 10,410 shares and 11,264 shares of common stock were issued during 2003, 2002 and 2001, respectively, with fair values at the date of issuance of $11.28 per share, $14.41 per share and $10.65 per share, respectively. Under the terms of this plan, each nonemployee director may make an election to receive shares of common stock in lieu of the annual cash retainer for services as a director. Shares of common stock received in lieu of the annual cash retainer vest six months after such shares are granted. In addition, grants of options to purchase up to 5,000 shares of common stock may be made to each nonemployee director under this plan each fiscal year. During 2003, 2002 and 2001, options to purchase 24,000 shares, 15,000 shares and 15,000 shares, respectively, of common stock, with a price on the date of grant of $11.28 per share, $14.41 per share and $10.65 per share, respectively, were granted under the Directors Plan.

The following table summarizes the status of stock options granted under our Incentive Plans and Directors Plan:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,270,126	$8.84	2,912,434	$9.28	2,281,275	$10.15
Granted:
Exercise price equals market price	522,700	$7.64	632,600	$7.45	661,000	$6.29
Exercised	(520,705)	$9.79	(66,336)	$8.02	(1,000)	$7.81
Expired or cancelled	(8,062)	$11.07	(208,572)	$11.02	(28,841)	$9.50

Outstanding at end of year	3,264,059	$8.49	3,270,126	$8.84	2,912,434	$9.28

Exercisable at end of year	2,136,691		2,118,071		1,702,449

Available for grant at end of year	825,252		1,500,839		901,659

The following table summarizes information about stock options outstanding under our Incentive Plans and Directors Plan at December 31, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable at 12/31/03	Weighted Average Exercise Price
$ 5.03 to $ 6.65	477,280	7.0	$ 6.08	268,860	$ 6.00
$ 6.66 to $ 8.31	1,617,779	6.4	$ 7.34	756,331	$ 7.39
$ 8.32 to $ 9.98	407,500	5.0	$ 9.19	380,700	$ 9.21
$ 9.99 to $11.64	542,500	4.7	$11.01	511,800	$11.00
$11.65 to $13.30	10,000	4.9	$11.75	10,000	$11.75
$13.31 to $14.78	209,000	4.5	$14.75	209,000	$14.75

	3,264,059	5.9	$ 8.49	2,136,691	$ 9.14

During 2003, 2002 and 2001, 66,828 shares, 143,344 shares and 118,105 shares, respectively, of restricted stock with a stock price on the date of grant of $15.60 per share, $7.46 per share and $7.10 per share, respectively, were awarded under the Incentive Plans. The restricted stock vests three years from the date of grant. All restricted stock carries full dividend and voting rights. Unearned compensation is charged to shareholders’ equity based on the market value of our common stock at the date of the award. Compensation expense of $0.9 million, $0.6 million and $0.4 million was recognized in 2003, 2002 and 2001, respectively, related to restricted stock awards.

NOTE 15—PREFERRED STOCK

Under the terms of our certificate of incorporation, our board of directors is authorized, subject to legal limitations but without stockholder approval, to issue shares of preferred stock in one or more series with terms fixed by our board of directors.

Series B Senior Convertible Participating Redeemable Preferred Stock. On December 21, 2001, we issued 45,000 shares of Series B Senior Convertible Participating Preferred Stock, or Series B Redeemable Preferred Stock, to the Carlyle Investors in exchange for $45.0 million, and thereafter issued an additional 110 shares of Series B Redeemable Preferred Stock as a payable-in-kind dividend on the outstanding shares of Series B Redeemable Preferred Stock. The shares of Series B Redeemable Preferred Stock automatically converted into shares of Series D Redeemable Preferred Stock when our stockholders approved the terms and issuance of the Series D Redeemable Preferred Stock on March 15, 2002.

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

On June 12, 2003, the Carlyle Investors converted all of the outstanding shares of Series D Redeemable Preferred Stock into 11,100,878 shares of common stock, following a reduction by our board of directors of the conversion price of the Series D Redeemable Preferred stock from $5.80 per share to $4.62 per share. We accounted for this as a one-time $24.3 million noncash reduction for the conversion of preferred stock to our net earnings available to common shareholders. The shares of common stock issued to the Carlyle Investors as a result of the conversion represented approximately 36% of our outstanding common stock at the time of conversion. At the time of the conversion, the outstanding shares of Series D Redeemable Preferred Stock had an aggregate liquidation preference, plus accrued and unpaid dividends, of approximately $51.3 million and a 9.0% annual payment-in-kind dividend rate. In addition, we were required to redeem the shares of Series D Redeemable Preferred Stock on June 21, 2008 and reflect our EPS using the two class method. We also entered into an investor rights agreement with the Carlyle Investors in connection with the conversion.

NOTE 16—EARNINGS PER SHARE

A reconciliation of the numerator and denominator of our basic and diluted EPS calculations for earnings from continuing operations follows:

Numerator (In Thousands)	2003	2002	2001
Earnings from continuing operations	$20,653	26,651	2,437
Noncash reduction for conversion of preferred stock	(24,335)	—	—
Deemed dividend from beneficial conversion feature	—	(20,533)	—
Preferred stock dividends	(2,016)	(4,199)	(113)

Earnings (loss) from continuing operations available for distribution	(5,698)	1,919	2,324
Undistributed earnings allocated to participating preferred stockholders	(1,847)	(539)	(13)

Earnings (loss) from continuing operations for purposes of computing basic net earnings per share	(7,545)	1,380	2,311
Noncash reduction for conversion of preferred stock	24,335	—	—
Deemed dividend from beneficial conversion feature	—	20,533	—
Preferred stock dividends	2,016	4,199	113
Undistributed earnings allocated to participating preferred stockholders	1,847	539	13

Earnings from continuing operations for purposes of computing diluted net earnings per share	$20,653	26,651	2,437

Denominator
Weighted average common shares outstanding for purposes of computing basic net earnings per share	25,922,573	18,478,102	18,380,975
Effect of dilutive securities:
Stock options	565,282	327,715	132,011
Restricted stock rights	350,577	215,328	103,281
Warrants	543,389	1,328,747	—
Convertible redeemable preferred stock	3,844,183	7,216,065	102,712

Weighted average common shares outstanding for purposes of computing diluted net earnings per share	31,226,004	27,565,957	18,718,979

Diluted EPS was not dilutive, or lower than basic, in 2003, 2002 and 2001. Therefore, diluted EPS for 2003, 2002 and 2001 is presented equal to basic EPS.

Options to purchase 243,000 shares of common stock in 2003, 1,098,685 shares of common stock in 2002 and 1,632,757 shares of common stock in 2001 at exercise prices ranging from $11.28 to $14.78 in 2003, $9.44 to $14.78 in 2002 and $8.13 to $14.78 in 2001 were outstanding at December 31, 2003, 2002 and 2001, respectively, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock.

NOTE 17—ENVIRONMENTAL MATTERS

Overview. Aviall Services’ business includes parts repair operations that require the use, storage and disposal of certain chemicals in small quantities. These chemicals are regulated under various federal, state, local or foreign environmental protection laws which require us to eliminate or mitigate the impact of these substances on the environment. In response to these requirements, we have upgraded facilities and implemented programs to detect and minimize contamination. Due to the small quantities of chemicals used and the current programs in place, we do not anticipate any material environmental liabilities or significant capital expenditures will be incurred in the future related to our ongoing operations to comply or remain in compliance with existing environmental regulations. Additionally, some of the products, such as chemicals, oxygen generators, oxygen bottles and life rafts, that Aviall Services sells to its customers contain hazardous materials that are subject to Federal Aviation Administration, or FAA, regulations and various federal, state, local or foreign environmental protections laws. If Aviall Services ships such products by air, it shares responsibility with the air carrier for compliance with these FAA regulations and is primarily responsible for the proper packaging and labeling of these items. If Aviall Services mislabels or otherwise improperly ships hazardous materials, it may be liable for damage to the aircraft and other property, as well as substantial monetary penalties. Any of these events could have a material adverse effect on our financial condition or results of operations. The FAA actively monitors the shipment of hazardous materials.

Previously Owned Properties. Certain of our previously owned businesses used certain chemicals classified by various federal, state, local or foreign agencies as hazardous substances. We retain environmental liabilities related to these businesses for the period prior to their sale. We are involved in various stages of investigation, cleanup, maintenance and closure to comply with federal, state, local or foreign regulations at these locations. Based on the current information available, we believe existing environmental financial reserves for these previously owned properties are sufficient. In addition, we are in litigation with a previous owner of three of these locations as to their potential shared liability associated with the cleanup of these sites. Due to the uncertainty of recoverability of this claim, we have not recorded a receivable. All other insurance claims for these properties have been settled.

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

We have been named in two environmental-related lawsuits. Based on the investigation to date, we believe our exposure for remediation costs, if any, will not be material.

Accounting and Reporting. At December 31, 2003 and 2002, accrued environmental liabilities related to previously owned businesses were $3.1 million and $4.6 million, respectively. No environmental expense related to our ongoing business was recorded in 2003, 2002 or 2001. However, a gain was recorded in December of 2002 related to revised estimates for businesses previously owned. This included a $1.0 million pretax other gain recorded to continuing operations and a $3.4 million net of tax gain recorded to discontinued operations. The ultimate cost of our environmental liabilities has been estimated, including exit costs related to previously owned businesses. Based on information presently available and programs to detect and minimize contamination, we believe the ultimate disposition of environmental matters will not have a material adverse effect on our results of operations, cash flows or financial condition.

NOTE 18—COMMITMENTS AND CONTINGENCIES

We enter into capital and operating leases primarily for our parts distribution facilities, software and hardware under varying terms and conditions. Rent expense for operating leases included in earnings from continuing operations was $12.1 million, $11.7 million and $10.4 million in 2003, 2002 and 2001, respectively, and was offset by no sublease income in 2003, 2002 and 2001.

Future minimum lease payments under our scheduled capital and operating leases with initial or remaining noncancellable terms of one year or more at the end of 2003 are as follows (in thousands):

Year Ending December 31,	Capital Leases	Operating Leases
2004	$3,340	8,083
2005	1,206	6,828
2006	769	4,932
2007	—	3,659
2008	—	2,938
Thereafter	—	7,337

Total minimum lease payments	$5,315	33,777

Amount representing interest	(571)

Obligations under capital leases	4,744
Obligations due within one year	(2,945)

Long-term obligations under capital leases	$1,799

We purchase a significant portion of our products from Rolls-Royce pursuant to two distribution contracts. In 2004, we have a purchase commitment of $403.0 million pursuant to the Rolls-Royce Model T56 agreement and a purchase commitment of $103.0 million pursuant to the Rolls-Royce Model 250 agreement. In addition, we have purchase commitments of $27.8 million in 2004 and 2005 pursuant to numerous other distribution agreements.

In addition to the environmental-related matters discussed in Note 17—Environmental Matters, we are a party to various other claims, legal actions and complaints arising in the ordinary course of business. Based on information presently available, we believe the ultimate disposition of these other matters will not have a material adverse effect on our results of operations, cash flows or financial condition.

Through our participation in the global aviation aftermarket, we can be affected by the general economic cycle, particularly as it influences flight activity in the government/military, general aviation/corporate and commercial airline markets. The services provided by ILS can be influenced by the rapidly evolving information and communications industry.

We use the U.S. dollar as the functional currency for all foreign operations and, therefore, recognize all translation gains and losses in earnings. Changes in foreign currency exchange rates could affect our earnings. In addition, our earnings are affected by changes in short-term interest rates as a result of borrowings under the Credit Facility, which bear interest based on floating rates.

NOTE 19—SEGMENTS AND RELATED INFORMATION

We have two reportable operating segments: new aviation parts distribution and online inventory information services. This results from differences in the nature of the products and services sold and the related distribution methods. We distribute, through Aviall Services, new aviation parts to the government/military, general aviation/corporate and commercial airline sectors. We provide a link between parts manufacturers and buyers by purchasing parts for our own account and reselling such parts. In addition, we provide, through ILS, traditional dial-up and web-based inventory information services linking buyers and sellers in the aviation, marine and U.S. government procurement markets. Suppliers of parts, equipment and services list their inventory and capabilities on the ILS databases for access by buyers, and ILS charges a subscription fee to access or list data. Our reportable segments are managed separately due to current marketing strategies.

The accounting policies of our reportable operating segments are the same as those described in Note 2—Summary of Significant Accounting Policies. Segment profit reflects operating income excluding other gains and (losses) and corporate charges. Corporate includes treasury, general accounting, human resources, legal and office of the president. We do not allocate corporate expenses, corporate assets, other gains and (losses) and interest expense to our operating segments. Our deferred tax asset, due primarily to losses from the sales of businesses, is shown separately.

The following tables present information by operating segment (in thousands):

Net Sales	2003	2002	2001
Aviall Services	$985,335	776,151	479,673
ILS	28,000	27,142	26,487

Total net sales	$1,013,335	803,293	506,160

Profit	2003	2002	2001
Aviall Services	$70,311	62,032	17,252
ILS	9,155	9,535	10,310

Reportable segment profit	79,466	71,567	27,562
Loss on extinguishment of debt	(17,315)	—	(1,608)
Other gain (loss)	—	1,024	(2,810)
Corporate	(11,718)	(10,163)	(7,952)
Interest expense	(20,975)	(22,578)	(10,291)

Earnings from continuing operations before income taxes	$29,458	39,850	4,901

Depreciation and Amortization	2003	2002	2001
Aviall Services	$11,601	10,297	8,918
ILS	2,868	2,548	1,672

Reportable segment depreciation and amortization	14,469	12,845	10,590
Corporate	47	52	65
Debt issuance cost included in interest expense	3,479	4,227	975

Total depreciation and amortization	$17,995	17,124	11,630

Assets	2003	2002	2001
Aviall Services	$612,891	574,137	442,636
ILS	15,987	17,929	19,297

Reportable segment assets	628,878	592,066	461,933
Corporate	7,490	119	85
Deferred tax asset	54,824	60,279	71,211

Total assets	$691,192	652,464	533,229

Long-Lived Asset Additions	2003	2002	2001
Aviall Services	$14,315	14,952	36,879
ILS	2,195	2,223	9,159

Reportable segment long-lived asset additions	16,510	17,175	46,038
Corporate	50	90	29

Total long-lived asset additions	$16,560	17,265	46,067

The following table presents net sales by geographic area based on sales destination (in thousands):

Net Sales	2003	2002	2001
United States	$801,263	612,878	344,473
Foreign countries	212,072	190,415	161,687

Total net sales	$1,013,335	803,293	506,160

The following table presents long-lived assets by physical location (in thousands):

Long-Lived Assets	2003	2002	2001
United States	$126,462	126,724	122,496
Foreign countries	2,769	2,290	2,310

Total long-lived assets	$129,231	129,014	124,806

In 2003 and 2002, we had one customer, Rolls-Royce, which accounted for approximately 41% and 30%, respectively, of our total net sales. In 2001, we did not derive 10% or more of our total net sales from any individual customer. The sales to Rolls-Royce primarily relate to their role as prime contractor for Rolls-Royce Model T56 parts to the U.S. military. Pursuant to our parts agreement with Rolls-Royce, we ship U.S. military orders directly to the U.S. military agencies on behalf of Rolls-Royce and then invoice Rolls-Royce on the parts shipped.

NOTE 20—GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

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

The consolidating financial information presents the consolidating balance sheets as of December 31, 2003 and 2002 and the related statements of income and cash flows for each of the three years ended December 31, 2003 with separate columns for:

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

Pursuant to the terms of the Credit Facility, no subsidiary of Aviall other than Aviall Services may pay cash dividends to Aviall. Aviall Services may only pay cash dividends to Aviall for the purpose of funding (i) ordinary operating expenses and scheduled debt service and (ii) payments by Aviall of taxes in respect of Aviall and its subsidiaries, up to the amount that would be payable by Aviall Services, on a consolidated basis, if it were the taxpayer. Additionally, the Credit Facility restricts intercompany loans made to Aviall from its direct and indirect subsidiaries, with the exception of intercompany loans made by Aviall Services to fund required payments under the New Senior Notes. The net assets of consolidating subsidiaries subject to these restrictions were $707.4 million and $589.8 million at December 31, 2003 and 2002, respectively.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended December 31, 2003
(In thousands)	Parent	Guarantor subsidiaries	Nonguarantor subsidiaries	Eliminations	Consolidated total
Net sales	$—	963,488	105,167	(55,320)	1,013,335
Cost of sales	—	811,118	87,902	(55,320)	843,700

Gross profit	—	152,370	17,265	—	169,635
Selling and administrative expenses	12	89,523	10,645	—	100,180
Impairment loss	—	1,707	—	—	1,707

Operating (expense) income	(12)	61,140	6,620	—	67,748
Loss on extinguishment of debt	—	17,315	—	—	17,315
Interest expense (income)	(17,823)	38,428	370	—	20,975
Equity in (earnings) loss of subsidiaries	(9,415)	(5,451)	—	14,866	—

Earnings (loss) from continuing operations before income taxes	27,226	10,848	6,250	(14,866)	29,458
Provision for income taxes	6,448	1,558	799	—	8,805

Earnings (loss) from continuing operations	20,778	9,290	5,451	(14,866)	20,653
Discontinued operations, net of tax	—	125	—	—	125

Net earnings (loss)	$20,778	9,415	5,451	(14,866)	20,778

CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended December 31, 2002
(In thousands)	Parent	Guarantor subsidiaries	Nonguarantor subsidiaries	Eliminations	Consolidated total
Net sales	$—	763,844	93,889	(54,440)	803,293
Cost of sales	—	622,515	78,402	(54,440)	646,477

Gross profit	—	141,329	15,487	—	156,816
Selling and administrative expenses	—	83,284	12,128	—	95,412
Other gain	—	(1,024)	—	—	(1,024)

Operating income	—	59,069	3,359	—	62,428
Interest expense (income)	(22,050)	43,464	1,164	—	22,578
Equity in (earnings) loss of subsidiaries	(14,809)	(1,856)	—	16,665	—

Earnings (loss) from continuing operations before income taxes	36,859	17,461	2,195	(16,665)	39,850
Provision for income taxes	7,182	5,678	339	—	13,199

Earnings (loss) from continuing operations	29,677	11,783	1,856	(16,665)	26,651
Discontinued operations, net of tax	—	3,026	—	—	3,026

Net earnings (loss)	$29,677	14,809	1,856	(16,665)	29,677

CONSOLIDATED STATEMENT OF OPERATIONS
	Year ended December 31, 2001
(In thousands)	Parent	Guarantor subsidiaries	Nonguarantor subsidiaries	Eliminations	Consolidated total
Net sales	$—	471,653	86,339	(51,832)	506,160
Cost of sales	—	379,045	71,608	(51,832)	398,821

Gross profit	—	92,608	14,731	—	107,339
Selling and administrative expenses	—	77,305	10,424	—	87,729
Other loss	—	2,810	—	—	2,810

Operating income	—	12,493	4,307	—	16,800
Interest expense (income)	(12,749)	21,797	1,243	—	10,291
Loss on extinguishment of debt	1,608	—	—		1,608
Equity in (earnings) loss of subsidiaries	4,757	(2,304)	—	(2,453)	—

Earnings (loss) from continuing operations before income taxes	6,384	(7,000)	3,064	2,453	4,901
Provision (benefit) for income taxes	3,625	(1,921)	760	—	2,464

Earnings (loss) from continuing operations	2,759	(5,079)	2,304	2,453	2,437
Discontinued operations, net of tax	—	322	—	—	322

Net earnings (loss)	$2,759	(4,757)	2,304	2,453	2,759

CONSOLIDATED BALANCE SHEET

	December 31, 2003
(In thousands)	Parent	Guarantor subsidiaries	Nonguarantor subsidiaries	Eliminations	Consolidated total
Assets
Current assets:
Cash and cash equivalents	$—	21,187	2,237	—	23,424
Receivables	—	118,972	20,307	—	139,279
Inventories	—	315,896	11,964	—	327,860
Prepaid expenses and other current assets	—	2,344	157	—	2,501
Deferred income taxes	—	19,036	39	—	19,075

Total current assets	—	477,435	34,704	—	512,139

Property and equipment	—	31,226	803	—	32,029
Investment in subsidiaries	748,125	30,793	—	(778,918)	—
Intercompany receivables	—	262,513	—	(262,513)	—
Goodwill	—	44,904	1,939	—	46,843
Intangible assets	—	51,908	—	—	51,908
Deferred income taxes	—	35,376	373	—	35,749
Other assets	7,376	5,147	1	—	12,524

Total assets	$755,501	939,302	37,820	(1,041,431)	691,192

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	3,282	11	—	3,293
Revolving line of credit	—	—	509	—	509
Accounts payable	34	137,548	855	—	138,437
Accrued expenses	3,567	32,756	3,244	—	39,567

Total current liabilities	3,601	173,586	4,619	—	181,806

Long-term debt	200,000	3,391	20	—	203,411
Intercompany payables	251,816	—	10,697	(262,513)	—
Other liabilities	—	5,891	—	—	5,891
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity
Common stock	339	33	7,542	(7,575)	339
Additional paid-in capital	439,080	862,357	9,918	(872,275)	439,080
Retained earnings (accumulated deficit)	(105,299)	(101,306)	5,024	96,282	(105,299)
Treasury stock, at cost	(27,867)	—	—	—	(27,867)
Unearned compensation—restricted stock	(1,519)	—	—	—	(1,519)
Accumulated other comprehensive loss	(4,650)	(4,650)	—	4,650	(4,650)

Total shareholders’ equity	300,084	756,434	22,484	(778,918)	300,084

Total liabilities and shareholders’ equity	$755,501	939,302	37,820	(1,041,431)	691,192

CONSOLIDATED BALANCE SHEET

	December 31, 2002
(In thousands)	Parent	Guarantor subsidiaries	Nonguarantor subsidiaries	Eliminations	Consolidated total
Assets
Current assets:
Cash and cash equivalents	$—	3,330	1,667	—	4,997
Receivables	—	74,806	20,416	—	95,222
Inventories	—	335,721	12,306	—	348,027
Prepaid expenses and other current assets	—	2,023	143	—	2,166
Deferred income taxes	—	23,226	40	—	23,266

Total current assets	—	439,106	34,572	—	473,678

Property and equipment	—	32,259	345	—	32,604
Investment in subsidiaries	623,028	25,322	—	(648,350)	—
Intercompany receivables	—	363,783	—	(363,783)	—
Goodwill	—	44,904	1,939	—	46,843
Intangible assets	—	49,567	—	—	49,567
Deferred income taxes	—	36,933	80	—	37,013
Other assets	—	12,758	1	—	12,759

Total assets	$623,028	1,004,632	36,937	(1,012,133)	652,464

Liabilities, Convertible Redeemable Preferred Stock and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	2,714	10	—	2,724
Revolving line of credit	—	140,301	483	—	140,784
Accounts payable	33	113,181	1,049	—	114,263
Accrued expenses	2,446	33,144	2,146	—	37,736

Total current liabilities	2,479	289,340	3,688	—	295,507

Long-term debt	—	77,869	30	—	77,899
Intercompany payables	347,577	—	16,206	(363,783)	—
Other liabilities	—	6,086	—	—	6,086
Commitments and contingencies	—	—	—	—	—
Convertible redeemable preferred stock	44,370	—	—	—	44,370
Shareholders’ equity
Common stock	216	33	7,532	(7,565)	216
Additional paid-in capital	361,377	741,916	9,909	(751,825)	361,377
Retained earnings (accumulated deficit)	(99,726)	(106,505)	(428)	106,933	(99,726)
Treasury stock, at cost	(27,789)	—	—	—	(27,789)
Unearned compensation—restricted stock	(1,369)	—	—	—	(1,369)
Accumulated other comprehensive loss	(4,107)	(4,107)	—	4,107	(4,107)

Total shareholders’ equity	228,602	631,337	17,013	(648,350)	228,602

Total liabilities, convertible redeemable preferred stock and shareholders’ equity	$623,028	1,004,632	36,937	(1,012,133)	652,464

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended December 31, 2003
(In thousands)	Parent	Guarantor subsidiaries	Nonguarantor subsidiaries	Eliminations	Consolidated total
Operating activities:
Net earnings (loss)	$20,778	9,415	5,451	(14,866)	20,778
Loss on extinguishment of debt	—	17,315	—	—	17,315
Impairment loss	—	1,707	—	—	1,707
Gain on disposal of discontinued operations	—	(125)	—	—	(125)
Depreciation and amortization	492	17,278	225	—	17,995
Deferred income taxes	—	7,306	(211)	—	7,095
Paid-in-kind interest	—	405	—	—	405
Compensation expense on restricted stock awards	892	—	—	—	892
Tax benefit from exercise of stock options	916	—	—	—	916
Changes in:
Receivables	—	(44,166)	109	—	(44,057)
Inventories	—	19,825	342	—	20,167
Intercompany receivables and payables	(95,761)	101,269	(5,508)	—	—
Accounts payable	1	14,920	(185)	—	14,736
Accrued expenses	1,121	(5,754)	1,098	—	(3,535)
Other, net	4,214	(6,317)	(400)	—	(2,503)

Net cash (used for) provided by operating activities	(67,347)	133,078	921	(14,866)	51,786

Investing activities:
Capital expenditures	—	(7,645)	(385)	—	(8,030)
Purchase of distribution rights	—	(7,200)	—	—	(7,200)
Investment in subsidiaries	(129,854)	114,968	20	14,866	—
Sales of property, plant and equipment	—	76	7	—	83

Net cash (used for) provided by investing activities	(129,854)	100,199	(358)	14,866	(15,147)

Financing activities:
Debt proceeds	200,000	101	—	—	200,101
Net change in revolving credit facility	—	(140,301)	26	—	(140,275)
Debt repaid	—	(84,616)	(10)	—	(84,626)
Cash overdrafts	—	9,447	(9)	—	9,438
Debt issuance cost paid	(7,868)	(51)	—	—	(7,919)
Issuance of common stock	5,148	—	—	—	5,148
Other	(79)	—	—	—	(79)

Net cash provided by (used for) financing activities	197,201	(215,420)	7	—	(18,212)

Change in cash and cash equivalents	—	17,857	570	—	18,427
Cash and cash equivalents, beginning of period	—	3,330	1,667	—	4,997

Cash and cash equivalents, end of period	$—	21,187	2,237	—	23,424

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended December 31, 2002
(In thousands)	Parent	Guarantor subsidiaries	Nonguarantor subsidiaries	Eliminations	Consolidated total
Operating activities:
Net earnings (loss)	$29,677	14,809	1,856	(16,665)	29,677
Gain on disposal of discontinued operations	—	(3,026)	—	—	(3,026)
Other gain	—	(1,024)	—	—	(1,024)
Depreciation and amortization	—	16,986	138	—	17,124
Deferred income taxes	—	12,783	(92)	—	12,691
Paid-in-kind interest	—	739	—	—	739
Compensation expense on restricted stock awards	612	—	—	—	612
Tax benefit from exercise of stock options	75	—	—	—	75
Changes in:
Receivables	—	(16,301)	(3,787)	—	(20,088)
Inventories	—	(106,692)	300	—	(106,392)
Intercompany receivables and payables	(29,329)	26,374	2,955	—	—
Accounts payable	33	35,999	421	—	36,453
Accrued expenses	5,577	(5,779)	(545)	—	(747)
Other, net	7,474	(10,566)	(86)	—	(3,178)

Net cash provided by (used for) operating activities	14,119	(35,698)	1,160	(16,665)	(37,084)

Investing activities:
Purchase of distribution rights	—	(10,398)	—	—	(10,398)
Capital expenditures	—	(6,747)	(120)	—	(6,867)
Investment in subsidiaries	(14,809)	(1,856)	—	16,665	—
Sales of property, plant and equipment	—	127	1	—	128

Net cash (used for) provided by investing activities	(14,809)	(18,874)	(119)	16,665	(17,137)

Financing activities:
Net change in revolving credit facility	—	32,595	(748)	—	31,847
Cash overdrafts	—	26,648	72	—	26,720
Debt repaid	—	(2,411)	(9)	—	(2,420)
Issuance of common stock	682	—	—	—	682
Debt issuance cost paid	—	(89)	—	—	(89)
Other	(48)	—	—	—	(48)

Net cash provided by (used for) financing activities	634	56,743	(685)	—	56,692

Change in cash and cash equivalents	(56)	2,171	356	—	2,471
Cash and cash equivalents, beginning of period	56	1,159	1,311	—	2,526

Cash and cash equivalents, end of period	$—	3,330	1,667	—	4,997

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended December 31, 2001
(In thousands)	Parent	Guarantor subsidiaries	Nonguarantor subsidiaries	Eliminations	Consolidated total
Operating activities:
Net earnings (loss)	$2,759	(4,757)	2,304	2,453	2,759
Gain on disposal of discontinued operations	—	(322)	—	—	(322)
Other loss	—	2,810	—	—	2,810
Depreciation and amortization	975	10,501	154	—	11,630
Deferred income taxes	—	885	10	—	895
Paid-in-kind interest	—	89	—	—	89
Compensation expense on restricted stock awards	437	—	—	—	437
Inventory and intangible writedowns	—	6,977	—	—	6,977
Extinguishment of debt	1,608	—	—	—	1,608
Changes in:
Receivables	—	7,539	(305)	—	7,234
Inventories	—	(112,727)	114	—	(112,613)
Intercompany receivables and payables	32,898	(31,234)	(1,664)	—	—
Accounts payable	—	(3,281)	(376)	—	(3,657)
Accrued expenses	(4,582)	5,504	43	—	965
Other, net	8,101	(8,008)	(8)	—	85

Net cash provided by (used for) operating activities	42,196	(126,024)	272	2,453	(81,103)

Investing activities:
Purchase of distribution rights	—	(24,889)	—	—	(24,889)
Capital expenditures	—	(12,122)	(25)	—	(12,147)
Investment in subsidiaries	4,757	(2,304)	—	(2,453)	—
Sales of property, plant and equipment	—	28	—	—	28

Net cash provided by (used for) investing activities	4,757	(39,287)	(25)	(2,453)	(37,008)

Financing activities:
Net change in revolving credit facility	(52,000)	107,706	(784)	—	54,922
Cash overdrafts	—	(12,248)	(37)	—	(12,285)
Debt repaid	(34,000)	—	(10)	—	(34,010)
Issuance of common stock	85	—	—	—	85
Debt issuance cost paid	(1,052)	(12,426)	—	—	(13,478)
Debt proceeds	—	80,490	—	—	80,490
Issuance of redeemable preferred stock	40,051	—	—	—	40,051
Other	(3)	—	—	—	(3)

Net cash provided by (used for) financing activities	(46,919)	163,522	(831)	—	115,772

Change in cash and cash equivalents	34	(1,789)	(584)	—	(2,339)
Cash and cash equivalents, beginning of period	22	2,948	1,895	—	4,865

Cash and cash equivalents, end of period	$56	1,159	1,311	—	2,526

NOTE 21—QUARTERLY RESULTS OF OPERATIONS

The following is a summary of our unaudited quarterly results of operations for 2003 and 2002 (in thousands, except share data).

2003 (Unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$251,490	250,848	249,449	261,548
Cost of sales	209,150	208,461	207,938	218,151

Gross profit	42,340	42,387	41,511	43,397
Selling and administrative expenses	25,243	24,115	25,041	25,781
Impairment loss	—	1,707	—	—

Operating income	17,097	16,565	16,470	17,616
Loss on extinguishment of debt		17,315		—
Interest expense	5,863	5,609	4,938	4,565

Earnings (loss) from continuing operations before income taxes	11,234	(6,359)	11,532	13,051
Provision (benefit) for income taxes	4,064	(2,395)	3,366	3,770

Earnings (loss) from continuing operations	7,170	(3,964)	8,166	9,281
Earnings from discontinued operations	—	—	—	125

Net earnings (loss)	7,170	(3,964)	8,166	9,406
Less noncash reduction for conversion of preferred stock	—	(24,335)	—	—
Less preferred stock dividends	(1,109)	(907)	—	—

Net earnings (loss) applicable to common shares	$6,061	(29,206)	8,166	9,406

Basic net earnings (loss) per share:
Earnings (loss) from continuing operations	$0.22	(1.35)	0.26	0.30
Earnings from discontinued operations	—	—	—	—

Net earnings (loss)	$0.22	(1.35)	0.26	0.30

Weighted average common shares	19,385,713	21,705,400	31,095,455	31,315,779

Diluted net earnings (loss) per share:
Earnings (loss) from continuing operations	$0.22	(1.35)	0.25	0.28
Earnings from discontinued operations	—	—	—	—

Net earnings (loss)	$0.22	(1.35)	0.25	0.28

Weighted average common and potentially dilutive common shares	29,113,963	30,112,651	32,524,974	32,964,481

Common stock price range per share	$6.39 to 8.43	7.46 to 11.45	11.01 to 13.84	12.38 to 16.50

Common stock trading volume, number of shares	5,199,100	5,149,800	6,243,100	7,949,000

2002 (Unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$167,603	193,109	221,951	220,630
Cost of sales	130,511	150,583	182,817	182,566

Gross profit	37,092	42,526	39,134	38,064
Selling and administrative expenses	24,082	24,444	23,102	23,784
Other gain	—	—	—	(1,024)

Operating income	13,010	18,082	16,032	15,304
Interest expense	5,590	5,653	5,600	5,735

Earnings from continuing operations before income taxes	7,420	12,429	10,432	9,569
Provision for income taxes	2,894	4,649	3,510	2,146

Earnings from continuing operations	4,526	7,780	6,922	7,423
Earnings from discontinued operations	—	—	—	3,026

Net earnings	4,526	7,780	6,922	10,449
Less deemed dividend from beneficial conversion feature	(20,533)	—	—	—
Less preferred stock dividends	(1,015)	(1,038)	(1,061)	(1,085)

Net earnings (loss) applicable to common shares	$(17,022)	6,742	5,861	9,364

Basic net earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.93)	0.26	0.22	0.24
Earnings from discontinued operations	—	—	—	0.11

Net earnings (loss)	$(0.93)	0.26	0.22	0.35

Weighted average common shares	18,383,036	18,382,482	18,472,479	18,496,286

Diluted net earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.93)	0.26	0.22	0.24
Earnings from discontinued operations	—	—	—	0.11

Net earnings (loss)	$(0.93)	0.26	0.22	0.35

Weighted average common and potentially dilutive common shares	23,458,085	28,657,865	29,154,004	28,815,747

Common stock price range per share	$6.01 to 9.03	8.07 to 14.20	9.76 to 14.80	7.70 to 10.64

Common stock trading volume, number of shares	5,375,900	8,005,900	10,276,300	6,454,700

Schedule II

AVIALL, INC.

VALUATION ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Year	Charged to Costs and Expense	Other		Deductions		Balance at End of Year
Year ended December 31, 2003:
Accounts receivable allowance	$2,414	2,335	263	(a)	(2,497	) (b)	2,515
Inventory reserves	$5,560	3,084	—		(2,021	) (c)	6,623

Year ended December 31, 2002:
Accounts receivable allowance	$3,565	1,224	127	(a)	(2,502	) (b)	2,414
Inventory reserves	$6,505	2,660	(1,917	)(d)	(1,688	) (c)	5,560

Year ended December 31, 2001:
Accounts receivable allowance	$2,716	2,025	61	(a)	(1,237	) (b)	3,565
Inventory reserves	$4,658	2,336	3,666	(d)	(4,155	) (c)	6,505

(a)	Collection of accounts receivable previously written-off

(b)	Write-off of doubtful accounts

(c)	Write-off of shrinkage and excess and obsolete inventories

(d)	Reclass of reserves for inventory acquired under distribution agreements to gross inventory

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Aviall, Inc. (Exhibit 3.1 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the “1993 Form 10-K”) and incorporated herein by reference)

3.2	Amended and Restated By-Laws of Aviall, Inc. (Exhibit 3.1 to Aviall, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (the “March 31, 1999 Form 10-Q”) and incorporated herein by reference)

4.1	Form of Common Stock Certificate of Aviall, Inc. (Exhibit 4 to Aviall, Inc.’s Registration Statement on Form 10, as amended (Commission File No. 1-12380) and incorporated herein by reference)

4.2	Form of Warrant to purchase common stock of Aviall, Inc., entered into as of March 15, 2002, between Aviall, Inc. and each of J. H. Whitney Mezzanine Fund, L.P., Whitney Private Debt Fund, L.P., Whitney Limited Partner Holdings, LLC, Blackstone Mezzanine Partners L.P., Blackstone Mezzanine Holdings L.P., Carlyle High Yield Partners, L.P., Oak Hill Securities Fund, L.P., Oak Hill Securities Fund II, L.P., Lerner Enterprises, L.P. and P & PK Family Limited Partnership (Exhibit 4.10 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “2001 Form 10-K”) and incorporated herein by reference)

4.3	Amended and Restated Registration Rights Agreement, dated as of March 15, 2002, by and between Aviall, Inc., J. H. Whitney Mezzanine Fund, L.P., Whitney Private Debt Fund, L.P., Whitney Limited Partner Holdings, LLC, Blackstone Mezzanine Partners L.P., Blackstone Mezzanine Holdings L.P., Carlyle High Yield Partners, L.P., Oak Hill Securities Fund, L.P., Oak Hill Securities Fund II, L.P., Lerner Enterprises, L.P. and P & PK Family Limited Partnership (Exhibit 4.11 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

4.4	Registration Rights Agreement, dated as of December 21, 2001, by and between Aviall, Inc., Carlyle Partners III, L.P. and CP III Coinvestment, L.P. (Exhibit 4.12 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

4.5	Amendment No. 1 to Form of Warrant to purchase common stock of Aviall, Inc., dated as of December 30, 2002, between Aviall, Inc. and each of J. H. Whitney Mezzanine Fund, L.P., Whitney Private Debt Fund, L.P., Whitney Limited Partner Holdings, LLC, Blackstone Mezzanine Partners L.P., Blackstone Mezzanine Holdings L.P. and Carlyle High Yield Partners, L.P. (Exhibit 4.13 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “2002 Form 10-K”) and incorporated herein by reference)

4.6	Investor Rights Agreement, dated as of June 12, 2003, by and among Aviall, Inc., Carlyle Partners III, L.P., CP III Coinvestment, L.P., Carlyle High Yield Partners, L.P. and Carlyle-Aviall Partners II, L.P. (Exhibit 4.1 to Aviall, Inc.’s Current Report on Form 8-K, dated as of June 12, 2003 and incorporated herein by reference)

4.7	Indenture, dated as of June 30, 2003, by and between Aviall, Inc. and The Bank of New York, as Trustee, relating to Aviall, Inc.’s 7.625% Senior Notes due 2011 (Exhibit 4.3 to Aviall, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (the “June 30, 2003 Form 10-Q”) and incorporated herein by reference)

Exhibit No.	Description

4.8	Form of 7.625% Senior Note due 2011 of Aviall, Inc. (Exhibit 4.13 to Aviall, Inc.’s Registration Statement on Form S-4, as amended (Commission Registration No. 333-108140) and incorporated herein by reference)

10.1†	Aviall, Inc. Stock Incentive Plan (Exhibit 10.1 to Aviall, Inc.’s 1993 Form 10-K and incorporated herein by reference)

10.2†	Amendment to Aviall, Inc. Stock Incentive Plan (Exhibit 10.3 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.3†	Aviall, Inc. 1998 Stock Incentive Plan (Exhibit 10.2 to Aviall, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference)

10.4†	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan (Exhibit 10.4 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.5†	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 28, 2000 (Exhibit 10.5 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.6†	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 7, 2001 (Exhibit 10.6 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.7*†	Amendment Number One to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of December 21, 2001

10.8†	Aviall, Inc. Amended and Restated 1998 Directors Stock Plan (Exhibit 10.3 to Aviall, Inc.’s Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)

10.9	Distribution and Indemnity Agreement, by and between Aviall, Inc. and Ryder, dated November 23, 1993 (Exhibit 10.3 to Aviall, Inc.’s 1993 Form 10-K and incorporated herein by reference)

10.10	Tax Sharing Agreement, by and between Aviall, Inc. and Ryder, dated November 23, 1993 (Exhibit 10.4 to Aviall, Inc.’s 1993 Form 10-K and incorporated herein by reference)

10.11†	Form of Amended and Restated Severance Agreement, by and between Aviall, Inc. and each of its executive officers (Exhibit 10.1 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.12†	Addendum to the Amended and Restated Severance Agreement, by and between Aviall, Inc. and Bruce Langsen (Exhibit 10.2 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.13†	Second Addendum to the Amended and Restated Severance Agreement, by and between Aviall, Inc. and Bruce Langsen, dated as of December 21, 2001 (Exhibit 10.13 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.14†	Aviall, Inc. Amended and Restated Severance Pay Plan (Exhibit 10.7 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.15†	Amendment Number One to the Aviall, Inc. Amended and Restated Severance Pay Plan, dated as of December 21, 2001 (Exhibit 10.15 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

Exhibit No.	Description

10.16	Asset Purchase Agreement, dated as of May 31, 1994, by and between Aviall Services, Inc. and Dallas Airmotive, Inc., as amended (Exhibit 10.3 to Aviall, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994 and Exhibits 10.17 through 10.23 to Aviall, Inc.’s Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference)

10.17†	Aviall, Inc. Employee Stock Purchase Plan (Exhibit 10.27 to Aviall, Inc.’s Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference)

10.18†	Aviall, Inc. Benefit Restoration Plan (Exhibit 10.5 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.19†	Amendment No. One to the Aviall, Inc. Benefit Restoration Plan (Exhibit 10.6 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.20	Agreement of Purchase and Sale, by and among Aviall, Inc., Aviall Services, Inc., Greenwich Air Services, Inc. and GASI Engine Services, Inc., dated April 19, 1996 (Exhibit 2.1 to Aviall, Inc.’s Current Report on Form 8-K, dated April 19, 1996 and incorporated herein by reference)

10.21†	Employment Agreement, dated December 16, 1999, by and between Aviall, Inc. and Paul E. Fulchino (Exhibit 10.16 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the “1999 Form 10-K”) and incorporated herein by reference)

10.22†	Addendum to Employment Agreement, dated as of December 21, 2001, by and between Aviall, Inc. and Paul E. Fulchino (Exhibit 10.22 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.23†	Non-Qualified Stock Option Agreement, dated December 21, 1999, by and between Aviall, Inc. and Paul E. Fulchino (Exhibit 10.17 to Aviall, Inc.’s 1999 Form 10-K and incorporated herein by reference)

10.24†	Addendum to the Non-Qualified Stock Option Agreement, dated as of December 21, 2001, by and between Aviall, Inc. and Paul E. Fulchino (Exhibit 10.24 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.25	Distribution Services Agreement, dated November 3, 1999, by and between Allison Engine Company, Inc. d/b/a Rolls-Royce Allison and Aviall Services, Inc. (the “RR 250 Agreement”) (Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.) (Exhibit 10.19 to Aviall, Inc.’s 1999 Form 10-K and incorporated herein by reference)

10.26	Distribution Services Agreement, dated as of December 17, 2001, by and between Aviall Services, Inc. and Rolls-Royce Corporation (the “T56 Agreement”) (Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission) (Exhibit 10.26 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.27	Securities Purchase Agreement, dated as of December 17, 2001, by and between Aviall, Inc., Aviall Services, Inc., J. H. Whitney Mezzanine Fund, L.P., Whitney Private Debt Fund, L.P., Whitney Limited Partner Holdings, LLC, Blackstone Mezzanine Partners L.P., Blackstone Mezzanine Holdings L.P., Carlyle High Yield Partners, L.P., Oak Hill Securities Fund, L.P., Oak Hill Securities Fund II, L.P., Lerner Enterprises, L.P. and P & PK Limited Partnership (Exhibit 4.8 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

Exhibit No.	Description

10.28	Securities Purchase Agreement, dated as of December 17, 2001, by and among Aviall, Inc., Carlyle Partners III, L.P. and CP III Coinvestment, L.P. (Exhibit 10.27 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.29	Guaranty, dated as of December 21, 2001, by Aviall, Inc., Inventory Locator Service, LLC and Aviall Product Repair Services, Inc. in favor of Citicorp USA, Inc. and the lenders and issuers party thereto (Exhibit 10.29 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.30	Pledge and Security Agreement, dated as of December 21, 2001, by Aviall, Inc., Aviall Services, Inc., Inventory Locator Service, LLC and Aviall Product Repair Services, Inc. in favor of Citicorp USA, Inc. (Exhibit 10.30 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.31	Lease Agreement, dated as of April 3, 2001, by and between Crow Family Holdings Industrial Texas Limited Partnership and Aviall Services, Inc. (Exhibit 10.31 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.32	Standstill Agreement, dated as of December 21, 2001, by and among Aviall, Inc., Carlyle Partners III, L.P. and CP III Coinvestment, L.P. (Exhibit 10.32 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.33	Guaranty, dated as of December 21, 2001, by Aviall, Inc. in favor of J. H. Whitney Mezzanine Fund, L.P., Whitney Private Debt Fund, L.P., Whitney Limited Partner Holdings, LLC, Blackstone Mezzanine Partners L.P., Blackstone Mezzanine Holdings L.P., Carlyle High Yield Partners, L.P., Oak Hill Securities Fund, L.P., Oak Hill Securities Fund II, L.P., Lerner Enterprises, L.P. and P & PK Family Limited Partnership (Exhibit 10.34 to Aviall, Inc.’s 2002 Form 10-K and incorporated herein by reference)

10.34	Guaranty, dated as of December 21, 2001, by Aviall Product Repair Services, Inc. and Inventory Locator Service, LLC in favor of J. H. Whitney Mezzanine Fund, L.P., Whitney Private Debt Fund, L.P., Whitney Limited Partner Holdings, LLC, Blackstone Mezzanine Partners L.P., Blackstone Mezzanine Holdings L.P., Carlyle High Yield Partners, L.P., Oak Hill Securities Fund, L.P., Oak Hill Securities Fund II, L.P., Lerner Enterprises, L.P. and P & PK Family Limited Partnership (Exhibit 10.34 to Aviall, Inc.’s 2002 Form 10-K and incorporated herein by reference)

10.35	Amendment No. 1 to the Securities Purchase Agreement, dated as of December 30, 2002, by and among Aviall, Inc., Aviall Services, Inc., J. H. Whitney Mezzanine Fund, L.P., Whitney Private Debt Fund, L.P., Whitney Limited Partner Holdings, LLC, Blackstone Mezzanine Partners L.P., Blackstone Mezzanine Holdings L.P., Carlyle High Yield Partners, L.P., Oak Hill Securities Fund, L.P., Oak Hill Securities Fund II, L.P., Lerner Enterprises, L.P. and P & PK Family Limited Partnership (Exhibit 10.34 to Aviall, Inc.’s 2002 Form 10-K and incorporated herein by reference)

10.36†	Aviall, Inc. Supplemental Executive Retirement Income Plan, effective as of April 7, 2003 (Exhibit 10.1 to Aviall, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (the “March 31, 2003 Form 10-Q”) and incorporated herein by reference)

10.37†	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 14, 2002 (Exhibit 10.2 to Aviall, Inc.’s March 31, 2003 Form 10-Q and incorporated herein by reference)

10.38	Second Amended and Restated Credit Agreement, dated as of June 30, 2003, by and among Aviall, Inc., Aviall Services, Inc., Citicorp USA, Inc. and the lenders and issuers party thereto (Exhibit 10.2 to Aviall, Inc.’s June 30, 2003 Form 10-Q and incorporated herein by reference)

Exhibit No.	Description

10.39†	Amendment Number Two to the Aviall, Inc. Amended and Restated 1998 Directors Stock Plan, dated as of June 26, 2003 (Exhibit 10.3 to Aviall, Inc.’s June 30, 2003 Form 10-Q and incorporated herein by reference)

10.40*	Amendments to RR 250 Agreement, dated various dates, by and between Aviall Services, Inc. and Rolls-Royce Corporation (Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.)

10.41*	Amendment Number One to T56 Agreement, dated October 1, 2003, by and between Aviall Services, Inc. and Rolls-Royce Corporation (Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.)

10.42*†	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 7, 2001

10.43*†	Amendment Number One to the Aviall, Inc. Amended and Restated 1998 Directors Stock Plan, dated as of June 14, 2002 (Exhibit 10.3 to Aviall, Inc.’s March 31, 2003 Form 10-Q and incorporated herein by reference)

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries of Aviall, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney of the Directors of Aviall, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1*	Certifications pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Each document marked with an asterisk is filed herewith.
†	Each document marked with a dagger constitutes a management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

A Form 8-K was filed on October 7, 2003, under Item 5, announcing that we expanded our aftermarket representation relationship with Honeywell Lighting and Electronics.