Form 10-Q
period 2004-03-31
AVIALL INC
filed 2004-04-28
CIK 701650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares of common stock, par value $0.01 per share, outstanding at April 26, 2004 was 32,204,257.

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

AVIALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net sales	$283,532	251,490
Cost of sales	236,434	209,150

Gross profit	47,098	42,340
Selling and administrative expense	27,599	25,243

Operating income	19,499	17,097
Interest expense	4,345	5,863

Earnings before income taxes	15,154	11,234
Provision for income taxes	5,177	4,064

Net earnings	9,977	7,170
Less preferred stock dividends	—	(1,109)

Net earnings applicable to common shares	$9,977	6,061

Basic net earnings per share	$0.31	0.22
Weighted average common shares	31,744,620	19,385,713

Diluted net earnings per share	$0.30	0.22
Weighted average common and potentially dilutive common shares	33,242,755	29,113,963

See accompanying notes to consolidated financial statements.

AVIALL, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2004	December 31, 2003
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$11,429	23,424
Receivables	149,607	139,279
Inventories	321,442	327,860
Prepaid expenses and other current assets	3,759	2,501
Deferred income taxes	19,075	19,075

Total current assets	505,312	512,139

Property and equipment	31,370	32,029
Goodwill	46,843	46,843
Intangible assets	50,944	51,908
Deferred income taxes	31,423	35,749
Other assets	12,171	12,524

Total assets	$678,063	691,192

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,920	3,293
Revolving line of credit	473	509
Accounts payable	112,705	138,437
Accrued expenses	42,460	39,567

Total current liabilities	158,558	181,806

Long-term debt	204,299	203,411
Other liabilities	4,143	5,891
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock ($0.01 par value per share, 80,000,000 shares authorized; 34,169,353 shares and 33,950,107 shares issued at March 31, 2004 and December 31, 2003, respectively)	342	339
Additional paid-in-capital	440,247	439,080
Accumulated deficit	(95,322)	(105,299)
Treasury stock, at cost (2,035,124 shares and 2,012,743 shares at March 31, 2004 and December 31, 2003, respectively)	(28,218)	(27,867)
Unearned compensation—restricted stock	(1,336)	(1,519)
Accumulated other comprehensive loss	(4,650)	(4,650)

Total shareholders’ equity	311,063	300,084

Total liabilities and shareholders’ equity	$678,063	691,192

See accompanying notes to consolidated financial statements.

AVIALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating activities:
Net earnings	$9,977	7,170
Depreciation and amortization	4,293	4,624
Deferred income taxes	4,328	4,261
Paid-in-kind interest	—	202
Compensation expense on restricted stock awards	183	158
Changes in:
Receivables	(10,328)	(6,455)
Inventories	6,418	20,958
Accounts payable	12,258	6,927
Accrued expenses	2,893	(5,897)
Other, net	(1,625)	(1,530)

Net cash provided by operating activities	28,397	30,418

Investing activities:
Capital expenditures	(1,432)	(1,365)
Purchase of distribution rights	(800)	—
Sales of property, plant and equipment	6	—

Net cash used for investing activities	(2,226)	(1,365)

Financing activities:
Cash overdrafts	(37,990)	(27,521)
Issuance of common stock	1,170	—
Debt repaid	(860)	(648)
Purchase of treasury stock	(351)	—
Debt issuance cost paid	(99)	—
Net change in revolving credit facility	(36)	(1,578)
Other	—	(1)

Net cash used for financing activities	(38,166)	(29,748)

Change in cash and cash equivalents	(11,995)	(695)
Cash and cash equivalents, beginning of period	23,424	4,997

Cash and cash equivalents, end of period	$11,429	4,302

Cash paid (received) for interest and income taxes:
Interest	$431	4,831
Income taxes	$(266)	250

Noncash investing and financing activities:
Dividends on redeemable preferred stock	$—	1,108

See accompanying notes to consolidated financial statements.

AVIALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2—STOCK-BASED COMPENSATION

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

The following table illustrates the effect on net earnings and earnings per share, or EPS, if we had applied the fair-value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except share data):

	Three Months Ended March 31,
	2004	2003
Net earnings, as reported	$9,977	7,170
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(451)	(310)

Pro forma net earnings	$9,526	6,860

Earnings per share:
Basic—as reported	$0.31	0.22
Basic—pro forma	$0.30	0.21

Diluted—as reported	$0.30	0.22
Diluted—pro forma	$0.29	0.21

NOTE 3—NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board, or FASB, issued a revised Interpretation No. 46, or FIN 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” replacing the original interpretation issued in January 2003. FIN 46R requires certain entities to be consolidated by enterprises that lack majority voting interest when equity investors of those entities have insignificant capital at risk or they lack voting rights, the obligation to absorb expected losses, or the right to receive expected returns. Entities identified with these characteristics are called variable interest entities and the interests that enterprises have in these entities are called variable interests. These interests can derive from certain guarantees, leases, loans or other arrangements that result in risks and rewards that are disproportionate to the voting interests in the entities. We adopted FIN 46R as of March 31, 2004. Because we have no variable interest entities, the adoption of this statement did not have an effect on our consolidated financial position and results of operations.

In December 2003, the FASB issued a revised Statement of Financial Accounting Standards No. 132, or SFAS 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88, and 106, and a Revision of FASB Statement No. 132.” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The new fiscal disclosure requirements have been included in Note 13—Pension Plans and Postretirement Benefits to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. The new interim disclosure requirements have been included in Note 6—Pension Plans and Postretirement Benefits.

NOTE 4—SEGMENT INFORMATION

The following tables present information by operating segment (in thousands):

	Three Months Ended March 31,
	2004	2003
Net Sales
Aviall Services	$276,421	244,477
ILS	7,111	7,013

Total net sales	$283,532	251,490

Profit
Aviall Services	$20,266	17,108
ILS	2,548	2,368

Reportable segment profit	22,814	19,476
Corporate	(3,315)	(2,379)
Interest expense	(4,345)	(5,863)

Earnings before income taxes	$15,154	11,234

NOTE 5—EARNINGS PER SHARE

A reconciliation of the numerator and denominator of the basic and diluted net EPS calculations for net earnings follows:

	Three Months Ended March 31,
	2004	2003
Numerator (In Thousands)
Net earnings	$9,977	7,170
Preferred stock dividends	—	(1,109)

Net earnings available for distribution	9,977	6,061
Undistributed earnings allocated to participating preferred stockholders	—	(1,847)

Net earnings for purposes of computing basic net EPS	9,977	4,214
Preferred stock dividends	—	1,109
Undistributed earnings allocated to participating preferred stockholders	—	1,847

Net earnings for purposes of computing diluted net EPS	$9,977	7,170

Denominator
Weighted average common shares outstanding for purposes of computing basic net EPS	31,744,620	19,385,713
Effect of dilutive securities:
Stock options	931,338	90,752
Restricted stock rights	304,467	315,935
Warrants	262,330	821,391
Convertible redeemable preferred stock	—	8,500,172

Weighted average common shares outstanding for purposes of computing diluted net EPS	33,242,755	29,113,963

For the three months ended March 31, 2004, basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding during the period and diluted EPS is computed by dividing net earnings by the weighted average number of common and dilutive potential common shares outstanding during the period.

For the three months ended March 31, 2003, basic EPS is computed by allocating net earnings available for distribution to the common and participating preferred shareholders using the “two-class” method prescribed by Statement of Financial Accounting Standards No. 128, or SFAS 128, “Earnings per Share.” Net earnings are reduced by dividends to preferred stockholders to arrive at net earnings available for distribution. Net earnings available for distribution are then allocated between the common and participating preferred stockholders based on the weighted average common and preferred shares outstanding, on an as-converted basis. For the three months ended March 31, 2003, diluted EPS is computed using the if-converted method by dividing net earnings by the weighted average number of common and dilutive potential common shares outstanding during the period.

Diluted EPS was not dilutive, or lower than basic, for the three month period ended March 31, 2003 and is therefore presented equal to basic EPS.

NOTE 6—PENSION PLANS AND POSTRETIREMENT BENEFITS

The following table sets forth the components of net pension expense for all our plans (in thousands):

	Three Months Ended March 31,
	2004	2003
Service cost	$615	430
Interest cost	969	886
Expected return on plan assets	(963)	(910)
Transition obligation amortization	35	—
Prior service cost amortization	1	1
Net loss recognition	117	16

Net pension expense	$774	423

The following table sets forth the components of net postretirement benefit income for all our plans (in thousands):
	Three Months Ended March 31,
	2004	2003
Service cost	$—	—
Interest cost	22	24
Net amortization and deferral	(34)	(32)

Net postretirement benefit income	$(12)	(8)

NOTE 7—GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

Our senior unsecured notes, or the Senior Notes, are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by each direct and indirect domestic subsidiary of Aviall, Inc., each a guarantor subsidiary. Each guarantor subsidiary is directly or indirectly 100% owned by Aviall, Inc. The Senior Notes are not guaranteed by any direct or indirect foreign subsidiary of Aviall, Inc., each a nonguarantor subsidiary.

The consolidating financial information presents the consolidating balance sheets as of March 31, 2004 and December 31, 2003, the related statements of operations for the three month periods ended March 31, 2004 and 2003 and the statements of cash flows for the three month periods ended March 31, 2004 and 2003 with separate columns for:

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

Pursuant to the terms of our senior secured credit facility, or the Credit Facility, no subsidiary of Aviall other than Aviall Services may pay cash dividends to Aviall. Aviall Services may only pay cash dividends to Aviall for the purpose of funding (i) ordinary operating expenses and scheduled debt service and (ii) payments by Aviall of taxes in respect of Aviall and its subsidiaries, up to the amount that would be payable by Aviall Services, on a consolidated basis, if it were the taxpayer. Additionally, the Credit Facility restricts intercompany loans made to Aviall from its direct and indirect subsidiaries, with the exception of intercompany loans made by Aviall Services to fund required payments under the Senior Notes. The net assets of consolidating subsidiaries subject to these restrictions were $711.0 million and $707.4 million at March 31, 2004 and December 31, 2003, respectively.

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2004
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	268,185	31,554	(16,207)	283,532
Cost of sales	—	227,260	25,381	(16,207)	236,434

Gross profit	—	40,925	6,173	—	47,098
Selling and administrative expense	—	24,292	3,307	—	27,599

Operating income	—	16,633	2,866	—	19,499
Interest expense (income)	(4,243)	8,497	91	—	4,345
Equity in (earnings) loss of subsidiaries	(7,270)	(2,037)	—	9,307	—

Earnings (loss) before income taxes	11,513	10,173	2,775	(9,307)	15,154
Provision for income taxes	1,536	2,903	738	—	5,177

Net earnings (loss)	$9,977	7,270	2,037	(9,307)	9,977

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2003
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	237,187	26,682	(12,379)	251,490
Cost of sales	—	199,522	22,007	(12,379)	209,150

Gross profit	—	37,665	4,675	—	42,340
Selling and administrative expense	—	21,713	3,530	—	25,243

Operating income	—	15,952	1,145	—	17,097
Interest expense (income)	(5,361)	10,932	292	—	5,863
Equity in (earnings) loss of subsidiaries	(3,750)	(609)	—	4,359	—

Earnings (loss) before income taxes	9,111	5,629	853	(4,359)	11,234
Provision for income taxes	1,941	1,879	244	—	4,064

Net earnings (loss)	$7,170	3,750	609	(4,359)	7,170

CONSOLIDATED BALANCE SHEET

	March 31, 2004
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$6	5,145	6,278	—	11,429
Receivables	—	125,338	24,269	—	149,607
Inventories	—	308,634	12,808	—	321,442
Prepaid expenses and other current assets	—	3,576	183	—	3,759
Deferred income taxes	—	19,035	40	—	19,075

Total current assets	6	461,728	43,578	—	505,312

Property and equipment	—	30,638	732	—	31,370
Investment in subsidiaries	753,859	32,830	—	(786,689)	—
Intercompany receivables	—	258,730	—	(258,730)	—
Goodwill	—	44,904	1,939	—	46,843
Intangible assets	—	50,944	—	—	50,944
Deferred income taxes	—	31,040	383	—	31,423
Other assets	7,220	4,948	3	—	12,171

Total assets	$761,085	915,762	46,635	(1,045,419)	678,063

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	2,909	11	—	2,920
Revolving line of credit	—	—	473	—	473
Accounts payable	1	111,671	1,033	—	112,705
Accrued expenses	7,379	30,589	4,492	—	42,460

Total current liabilities	7,380	145,169	6,009	—	158,558

Long-term debt	200,000	4,282	17	—	204,299
Intercompany payables	242,642	—	16,088	(258,730)	—
Other liabilities	—	4,143	—	—	4,143
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity
Common stock	342	33	7,542	(7,575)	342
Additional paid-in capital	440,247	862,357	9,918	(872,275)	440,247
Retained earnings (accumulated deficit)	(95,322)	(95,572)	7,061	88,511	(95,322)
Treasury stock, at cost	(28,218)	—	—	—	(28,218)
Unearned compensation—restricted stock	(1,336)	—	—	—	(1,336)
Accumulated other comprehensive loss	(4,650)	(4,650)	—	4,650	(4,650)

Total shareholders’ equity	311,063	762,168	24,521	(786,689)	311,063

Total liabilities and shareholders’ equity	$761,085	915,762	46,635	(1,045,419)	678,063

CONSOLIDATED BALANCE SHEET

	December 31, 2003
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	21,187	2,237	—	23,424
Receivables	—	118,972	20,307	—	139,279
Inventories	—	315,896	11,964	—	327,860
Prepaid expenses and other current assets	—	2,344	157	—	2,501
Deferred income taxes	—	19,036	39	—	19,075

Total current assets	—	477,435	34,704	—	512,139

Property and equipment	—	31,226	803	—	32,029
Investment in subsidiaries	748,125	30,793	—	(778,918)	—
Intercompany receivables	—	262,513	—	(262,513)	—
Goodwill	—	44,904	1,939	—	46,843
Intangible assets	—	51,908	—	—	51,908
Deferred income taxes	—	35,376	373	—	35,749
Other assets	7,376	5,147	1	—	12,524

Total assets	$755,501	939,302	37,820	(1,041,431)	691,192

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	3,282	11	—	3,293
Revolving line of credit	—	—	509	—	509
Accounts payable	34	137,548	855	—	138,437
Accrued expenses	3,567	32,756	3,244	—	39,567

Total current liabilities	3,601	173,586	4,619	—	181,806

Long-term debt	200,000	3,391	20	—	203,411
Intercompany payables	251,816	—	10,697	(262,513)	—
Other liabilities	—	5,891	—	—	5,891
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity
Common stock	339	33	7,542	(7,575)	339
Additional paid-in capital	439,080	862,357	9,918	(872,275)	439,080
Retained earnings (accumulated deficit)	(105,299)	(101,306)	5,024	96,282	(105,299)
Treasury stock, at cost	(27,867)	—	—	—	(27,867)
Unearned compensation—restricted stock	(1,519)	—	—	—	(1,519)
Accumulated other comprehensive loss	(4,650)	(4,650)	—	4,650	(4,650)

Total shareholders’ equity	300,084	756,434	22,484	(778,918)	300,084

Total liabilities and shareholders’ equity	$755,501	939,302	37,820	(1,041,431)	691,192

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2004
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net earnings (loss)	$9,977	7,270	2,037	(9,307)	9,977
Depreciation and amortization	255	3,968	70	—	4,293
Deferred income taxes	—	4,337	(9)	—	4,328
Compensation expense on restricted stock awards	183	—	—	—	183
Changes in:
Receivables	—	(6,366)	(3,962)	—	(10,328)
Inventories	—	7,262	(844)	—	6,418
Intercompany receivables and payables	(9,174)	3,782	5,392	—	—
Accounts payable	(33)	12,122	169	—	12,258
Accrued expenses	3,812	(2,167)	1,248	—	2,893
Other, net	1,536	(3,130)	(31)	—	(1,625)

Net cash provided by (used for) operating activities	6,556	27,078	4,070	(9,307)	28,397

Investing activities:
Capital expenditures	—	(1,432)	—	—	(1,432)
Purchase of distribution rights	—	(800)	—	—	(800)
Investment in subsidiaries	(7,270)	(2,037)	—	9,307	—
Sales of property, plant and equipment	—	5	1	—	6

Net cash provided by (used for) investing activities	(7,270)	(4,264)	1	9,307	(2,226)

Financing activities:
Debt issue costs paid	(99)	—	—	—	(99)
Issuance of common stock	1,170	—	—	—	1,170
Purchase of treasury stock	(351)	—	—	—	(351)
Net change in revolving credit facility	—	—	(36)	—	(36)
Cash overdrafts	—	(37,999)	9	—	(37,990)
Debt repaid	—	(857)	(3)	—	(860)

Net cash provided by (used for) financing activities	720	(38,856)	(30)	—	(38,166)

Change in cash and cash equivalents	6	(16,042)	4,041	—	(11,995)
Cash and cash equivalents, beginning of period	—	21,187	2,237	—	23,424

Cash and cash equivalents, end of period	$6	5,145	6,278	—	11,429

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2003
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net earnings (loss)	$7,170	3,750	609	(4,359)	7,170
Depreciation and amortization	—	4,590	34	—	4,624
Deferred income taxes	—	4,286	(25)	—	4,261
Paid-in-kind interest	—	202	—	—	202
Compensation expense on restricted stock awards	158	—	—	—	158
Changes in:
Receivables	—	(7,296)	841	—	(6,455)
Inventories	—	21,320	(362)	—	20,958
Intercompany receivables and payables	(5,514)	5,986	(462)	(10)	—
Accounts payable	8	6,623	296	—	6,927
Accrued expenses	1,929	(7,917)	91	—	(5,897)
Other, net	—	(1,545)	15	—	(1,530)

Net cash provided by (used for) operating activities	3,751	29,999	1,037	(4,369)	30,418

Investing activities:
Capital expenditures	—	(1,181)	(184)	—	(1,365)
Investment in subsidiaries	(3,750)	(619)	—	4,369	—

Net cash provided by (used for) investing activities	(3,750)	(1,800)	(184)	4,369	(1,365)

Financing activities:
Cash overdrafts	—	(27,624)	103	—	(27,521)
Net change in revolving credit facility	—	(1,693)	115	—	(1,578)
Debt repaid	—	(645)	(3)	—	(648)
Other	(1)	—	—	—	(1)

Net cash provided by (used for) financing activities	(1)	(29,962)	215	—	(29,748)

Change in cash and cash equivalents	—	(1,763)	1,068	—	(695)
Cash and cash equivalents, beginning of period	—	3,330	1,667	—	4,997

Cash and cash equivalents, end of period	$—	1,567	2,735	—	4,302

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are the largest independent global provider of new parts, supply-chain management and other related value-added services to the aerospace aftermarket. The aerospace aftermarket consists of parts needed for the scheduled and unscheduled maintenance, repair and modification of aircraft already in use but does not include parts used in the construction of new aircraft or engines. We serve this market through our two wholly-owned subsidiaries, Aviall Services, Inc., or Aviall Services, and Inventory Locator Service, LLC, or ILS. Aviall Services provides new parts and related supply-chain management services to the aerospace industry, and ILS operates electronic marketplaces for buying and selling parts, equipment and services for the aerospace, defense and marine industries.

Aviall Services purchases a broad range of new parts, components and supplies from over 200 original equipment manufacturers, or OEMs, and resells them to over 17,500 government/military, general aviation/corporate and commercial airline customers, including over 290 airlines. Aviall Services also provides value-added services to our customers and suppliers, such as repair and assembly services, supply-chain management services and information-gathering and delivery services.

ILS operates electronic marketplaces for buying and selling parts, equipment and services for the global aerospace, defense and marine industries. With more than 13,000 users in more than 82 countries, ILS’s electronic marketplaces contain more than 53 million line items representing over five billion parts for sale. ILS also maintains databases of over 112 million cross-referenced United States, or U.S., government records, allowing users to research manufacturers and prices for specific parts, locate alternate parts, find additional uses and markets for parts and review U.S. government procurement histories.

Our first quarter 2004 net earnings of $10.0 million or $0.30 diluted earnings per share increased 39% compared to $7.2 million net earnings or $0.22 diluted earnings per share in the first quarter of 2003. Our positive results reflect a general strengthening in sales across all our market and geographic sectors, the incremental impact of new Honeywell products added in 2003 and a continuing increase in military-related parts sales. In addition, while our selling and administrative expense increased $2.4 million in the first quarter of 2004 compared to the first quarter of 2003, we continue to benefit from leveraging selling and administrative expense as a percentage of sales. Our first quarter 2004 selling and administrative expense as a percentage of sales was 9.7% compared to 10.0% in the first quarter of 2003.

Our future strategy will continue to focus on the acquisition of new long-term supplier contracts, delivering superior customer service, expanding the supplier base and product offerings and investing in technology and infrastructure to increase supplier and customer efficiencies. We will also continue to evaluate potential strategic acquisitions. We believe our ability to grow at a pace similar to that which we experienced since 2000 will depend on the award of one or a series of new long-term scalable contracts, the expansion of our supplier base and product offerings and/or completion of a strategic acquisition. The timing and length of the process to procure a new long-term agreement or relationship or a strategic acquisition is unpredictable. We are pursuing a number of opportunities for additional growth. In addition, the economies of scale derived from these recent contracts may not be indicative of our future results.

We previously announced that net earnings from continuing operations in 2004 would be in the range of approximately $34.5 million to $36.0 million or equivalent to approximately $1.06 to $1.10 per diluted share based upon the current number of diluted shares. While earnings for the first quarter of 2004 were above expectations, we have not revised our previous earnings estimates at this time.

Critical Accounting Policies

For a discussion of our critical accounting policies refer to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations-Three Months Ended March 31, 2004 Compared to Three Months Ended

March 31, 2003

Net Sales. Net sales for Aviall Services were $276.4 million, an increase of $31.9 million or 13.1% from the $244.5 million recorded in the first quarter of 2003. Sales for Aviall Services improved in each geographic region: the Americas region increased $24.4 million or 11.9%; Europe increased $2.8 million or 16.4%; and the Asia-Pacific region increased $4.7 million or 21.3%. Sales also improved in all markets with a general strengthening seen across all sectors. Sales in the government/military sector increased $12.0 million or 9.1% and sales in the general aviation/corporate sector increased $6.2 million or 10.1% primarily as the overall market strengthened. Sales in the commercial airline sector increased $13.7 million or 26.8% due primarily to the addition of the new Honeywell product lines and stronger sales volumes in the sector. Sales of products under the Rolls-Royce T56 distribution agreement were $126.0 million and $122.5 million in the first quarter of 2004 and 2003, respectively. Aggregate sales of products supplied by Rolls-Royce and Honeywell were $185.9 million and $165.1 million in the first quarter of 2004 and 2003, respectively.

Net sales for ILS were $7.1 million, an increase of $0.1 million or 1.4% from the $7.0 million recorded in the first quarter of 2003.

Gross Profit. Gross profit of $47.1 million increased $4.8 million or 11.3% in the first quarter of 2004 compared to $42.3 million in the first quarter of 2003. Gross profit as a percentage of net sales was 16.6% in the first quarter of 2004 as compared to 16.8% in the first quarter of 2003. The increased gross profit amount was due to higher sales volumes as the mix of products and prices were substantially similar year-over-year.

Selling and Administrative Expense. Selling and administrative expense increased $2.4 million to $27.6 million in the first quarter of 2004 but decreased as a percentage of net sales to 9.7% from 10.0% in the first quarter of 2003. Selling and administrative expense increased due to higher salary and benefit costs and Sarbanes-Oxley implementation costs.

Interest Expense. Interest expense decreased $1.5 million to $4.4 million in the first quarter of 2004 from $5.9 million in the first quarter of 2003. Noncash interest expense amounted to $0.4 million and $1.3 million in 2004 and 2003, respectively. Our interest expense declined due to the refinancing completed in June 2003 and the interest swap put in place in the fourth quarter of 2003.

Income Tax Expense. Income tax expense for the first quarter of 2004 was $5.2 million, and our effective tax rate was 34.2%. In the first quarter of 2003, our income tax expense was $4.1 million, and our effective tax rate was 36.2%.

Cash refunds received for federal, state and foreign income taxes were $0.3 million in the first quarter of 2004. Cash payments made for federal, state and foreign income taxes were $0.3 million in the first quarter of 2003. Our cash income tax expense is primarily comprised of Alternative Minimum Tax, or AMT, and foreign taxes on our foreign operations. Our cash income tax expense continues to be substantially lower than U.S. federal statutory rate through the use of our U.S. federal net operating loss.

Preferred Stock Dividend. The noncash preferred stock dividend of $1.1 million in March 2003 resulted from the issuance of 1,108 shares of Series D Redeemable Preferred Stock as payment of the quarterly payable-in-kind dividend on the Series D Redeemable Preferred Stock due March 31, 2003.

Liquidity and Capital Resources

Cash Flow. Net cash flow provided by operations was $28.4 million in the first three months of 2004 compared to $30.4 million in the first three months of 2003. The $2.0 million decrease in cash provided by operating activities in 2004 compared to the same period in 2003 resulted primarily from the decline in cash generated from changes in Variable Working Capital, defined as receivables plus inventories less accounts payable. Aviall Services inventory turns improved from 3.1 turns in December 2003 to 3.2 turns in March 2004 due to higher sales volumes. The days’ sales outstanding for Aviall’s receivables increased from 43 days at December 31, 2003 to 46 days at March 31, 2004.

Capital expenditures were $1.4 million in the first three months of both 2004 and 2003. Capital spending in 2004 was primarily for upgrades and enhancements associated with both our systems and operations infrastructure at Aviall Services and ILS. Capital spending in 2003 was primarily for upgrades to the Aviall Services’ enterprise resource planning software, computer hardware and operations infrastructure. Based on capital projects currently approved by our board of directors, we expect to make capital expenditures, including noncash capital amounts, totaling approximately $12.9 million in 2004. This assumes that no major distribution agreements are entered into in 2004. We review our capital expenditure program periodically and modify it as required to meet current business needs. Under the Credit Facility, our capital expenditure limit is approximately $12.9 million, comprised of a $11.0 million limit for 2004 plus $1.9 million of carryover amounts from 2003.

Net cash flow used for financing activities was $38.2 million in the first three months of 2004, resulting primarily from a decrease in our cash overdraft position, and $29.7 million in the first three months of 2003, also resulting primarily from a decrease in our cash overdraft position.

Our cash provided by operating activities decreased by $2.0 million to $28.4 million during the three month period ended March 31, 2004 compared to the same period in 2003. This was after investing $8.3 million in Variable Working Capital, in the aggregate, in 2004 as compared to $21.4 million, in the aggregate, in 2003. Improved inventory management in the first quarter of 2004 compared to the same period in 2003 was the primary reason for the lower investment in Variable Working Capital. In 2004, we invested $2.2 million in distribution rights and net capital expenditures compared to $1.4 million in 2003. The combined cash provided in the first three months of 2004 of $26.2 million for both operating and investing activities together with the $1.2 million of common stock issued and the use of $12.0 million of cash funded a decrease in our cash overdraft position. In the first three months of 2003, the combined cash of $29.1 million from operating and investing activities also funded a decrease in our cash overdraft position with a negligible change in our cash balance. Overdraft positions arise when we settle our accounts payable by issuing checks at month end and the recipients of these checks have not presented them to our banks for payment before our cut-off for accounting purposes. Generally accepted accounting principles treats these amounts similar to debt in the statement of cash flows by presenting cash overdrafts as a financing activity; however, the balance sheet reflects these amounts as accounts payable. We expect to continue large month end settlements with our major suppliers but the overdrafts will change in accordance with the variable amounts of product shipped to us from time to time.

Assuming our current level of internal growth, profitability, and the present relationship between increased revenues, Variable Working Capital requirements and our annual capital expenditures, we expect to generate strong positive cash flows from operations although these may be offset by overdraft obligations when our business is growing. Assuming the foregoing, we project cash flow in 2004 for operating activities will exceed $30.0 million. Our cash flow from operating activities does, however, depend on the timing of the delivery and payment for inventory as discussed in connection with the cash flow summary analysis. In some months, we receive much larger deliveries than the average of the preceding several months. These larger deliveries can significantly alter our cash flow for that month and on a cumulative basis for both the quarter and the fiscal year to date. In 2003 and 2002, we received large deliveries in November, which when paid for in December reduced our cash flow from operations for that quarter and twelve month period. As a result, in 2004, we expect to fund internal growth, working capital and capital expenditures from cash flow from operations. In 2004, we do not expect to borrow any material amounts under our Credit Facility nor to sell debt, equity or other securities on our behalf under our shelf registration statement to fund expected internal growth, working capital and capital expenditures. However, if we are awarded one or more long-term parts agreements in 2004 that require significant investments in distribution rights and inventory, if we enter into a strategic acquisition or if our current projections prove to be inaccurate, we may be required to borrow significant amounts under our Credit Facility or to sell debt, equity or other securities under our shelf registration statement.

Senior Unsecured Debt. We have $200.0 million of Senior Notes outstanding. The Senior Notes bear interest at 7.625% per annum and mature on July 1, 2011, unless previously redeemed at our option. We may redeem some or all of the Senior Notes at specified redemption prices at any time after July 1, 2007. In addition, prior to July 1, 2006, we may redeem up to 35% of the Senior Notes from the proceeds of qualifying equity offerings.

The Senior Notes are our senior unsecured obligations and are equal in right of payment to all of our senior indebtedness. The Senior Notes are guaranteed on a senior unsecured basis by each of our domestic subsidiaries.

In November 2003, we entered into an interest rate swap agreement to manage interest rate risk exposure on $50.0 million of the $200.0 million principal amount of Senior Notes. Under this agreement, we receive fixed rate amounts in exchange for floating rate interest payments without an exchange of the underlying principal amount.

Senior Secured Debt. Our Credit Facility consists of a $200.0 million revolving credit and letter of credit facility due as a balloon payment in 2006, with availability determined by reference to a borrowing base calculated using our eligible accounts receivable and inventory and after deducting reserves required by the lenders. As of March 31, 2004, we had no borrowings outstanding under the Credit Facility and had issued letters of credit for $1.0 million. We had $199.0 million available for additional borrowings under the Credit Facility and our borrowing base was $203.2 million as of March 31, 2004. Borrowings under the Credit Facility bear interest, at our option, based upon either: a Eurodollar Rate plus an applicable margin ranging from 2.5% to 3.0% depending upon our financial ratios or a Base Rate plus an applicable margin ranging from 1.5% to 2.0% depending upon the same financial ratios. We utilize both of these interest rate options. As of March 31, 2004, the interest rate on the Credit Facility was 5.50%. A commitment fee of 0.5% is payable quarterly in arrears on the daily unused portion of the Credit Facility. Obligations under the Credit Facility are collateralized by substantially all of our domestic assets and 65% of the stock of each of our foreign subsidiaries. The Credit Facility also contains default clauses that permit the acceleration of all amounts due following an event of default at the discretion of the lenders, and lock-box provisions that apply our cash collections to outstanding borrowings. Based on the terms of the Credit Facility and pursuant to EITF Issue No. 95-22, “Balance Sheet Classification of Revolving Credit Agreement Obligations Involving Lock-Box Arrangements,” we have classified amounts outstanding under the Credit Facility as current.

We also maintain a revolving credit facility in Canada with a total availability of Canadian $6.0 million. We had an outstanding balance at March 31, 2004 equivalent to U.S. $0.5 million.

Debt Covenants. The Credit Facility contains various restrictive operating and financial covenants, including several that are based on earnings before interest, taxes, depreciation, amortization, extraordinary gains or losses, and one-time items, or Adjusted EBITDA.

We must comply with a maximum leverage ratio covenant that measures the ratio of our outstanding debt to our Adjusted EBITDA for the trailing four quarters. This maximum leverage ratio covenant was 3.0 to 1 at March 31, 2004 and periodically declines until it reaches 2.50 to 1 for December 31, 2004 and all periods thereafter. We must also comply with a minimum interest coverage ratio covenant that measures the ratio of our Adjusted EBITDA for the trailing four quarters to our interest expense during the trailing four quarters. The minimum interest coverage ratio covenant was 3.0 to 1 at March 31, 2004 and periodically increases until it reaches 3.50 to 1 for December 31, 2004 and all periods thereafter. Furthermore, we must maintain a tangible net worth at or above certain levels. As of March 31, 2004, the required tangible net worth was $201.9 million. Our tangible net worth covenant will periodically increase until it reaches $315.3 million on December 31, 2006, at which time it will expire. Finally, we must limit our capital expenditures to no more than $12.9 million for 2004, which includes $1.9 million of allowed carryover spending from 2003, and $11.0 million for each of 2005 and 2006 plus any carryover from each prior year.

The Senior Notes also contain various restrictive covenants. We may not incur additional indebtedness unless we maintain a consolidated interest coverage ratio of at least 2.0 to 1.0 or unless the debt is otherwise permitted under the indenture. The consolidated interest coverage ratio measures the ratio of our EBITDA, as defined in the indenture relating to the Senior Notes, for the trailing four quarters to our interest expense for such quarters. Subject to specified exceptions, we may not make payments on or redeem our capital stock, make certain investments or make other restricted payments unless we maintain a consolidated interest coverage ratio of at least 2.0 to 1.0 and otherwise have available 50% of cumulative consolidated net income or capital stock sale proceeds from which such payments may be made. We are unable to incur liens unless expressly permitted under the Senior Notes or unless the Senior Notes are equally and ratably secured. We may not sell or otherwise dispose of any of the capital stock of our subsidiaries unless specifically authorized. We must receive fair market value for any asset sales and the consideration must be paid at least 75% in cash, cash equivalents or assumed liabilities. To the extent such proceeds are received, we must reinvest any proceeds exceeding $10 million in additional assets within a period of 365 days or thereafter repay senior debt or repurchase Senior Notes. Additionally, we must repurchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes upon a change of control. The indenture relating to the Senior Notes also contains additional covenants.

We are currently, and expect to remain, in compliance for at least the next twelve months in all material respects with the covenants in the Credit Facility and the Senior Notes.

The following table presents a reconciliation of our EBITDA and Adjusted EBITDA, as defined in the Credit Facility, to net earnings (loss) for the trailing four quarters ended March 31, 2004:

(In Thousands)	Second Quarter 2003	Third Quarter 2003	Fourth Quarter 2003	First Quarter 2004	Total
Net earnings (loss)	$(3,964)	8,166	9,406	9,977	23,585
Earnings from discontinued operations	—	—	125	—	125

Earnings (loss) from continuing operations	(3,964)	8,166	9,281	9,977	23,460
Plus:
Income tax expense (benefit)	(2,395)	3,366	3,770	5,177	9,918
Interest and related expense	22,924	4,938	4,565	4,345	36,772
Depreciation and amortization expense	3,531	3,732	3,804	3,842	14,909

EBITDA	20,096	20,202	21,420	23,341	85,059
Noncash gains	(534)	(146)	(418)	(125)	(1,223)

Adjusted EBITDA	$19,562	20,056	21,002	23,216	83,836

The Adjusted EBITDA calculation above is prepared in accordance with the terms of the Credit Facility. The noncash gains, which are included in the Adjusted EBITDA calculation in accordance with the terms of the Credit Facility, may occur again in the future. Depreciation and amortization expense above excludes debt issue cost and debt discount amortization. Interest and related expense above includes the $17.3 million loss on extinguishment of debt recorded in the second quarter of 2003. Adjusted EBITDA is presented solely to provide information on our debt covenants, and EBITDA and Adjusted EBITDA should not be considered an alternative to operating results or cash flows calculated in accordance with generally accepted accounting principles.

Contractual Obligations. There have been no material changes in our contractual obligations as set forth in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2003.

New Accounting Pronouncements. In December 2003, the FASB issued a revised Interpretation No. 46, or FIN 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” replacing the original interpretation issued in January 2003. FIN 46R requires certain entities to be consolidated by enterprises that lack majority voting interest when equity investors of those entities have insignificant capital at risk or they lack voting rights, the obligation to absorb expected losses, or the right to receive expected returns. Entities identified with these characteristics are called variable interest entities and the interests that enterprises have in these entities are called variable interests. These interests can derive from certain guarantees, leases, loans or other arrangements that result in risks and rewards that are disproportionate to the voting interests in the entities. We adopted FIN 46R as of March 31, 2004. Because we have no variable interest entities, the adoption of this statement did not have an effect on our consolidated financial position and results of operations.

In December 2003, the FASB issued a revised Statement of Financial Accounting Standards No. 132, or SFAS 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88, and 106, and a Revision of FASB Statement No. 132.” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The new fiscal disclosure requirements have been included in Note 13—Pension Plans and Postretirement Benefits to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. The new interim disclosure requirements have been included in Note 6—Pension Plans and Postretirement Benefits.

Forward-Looking Statements

This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that are based on the beliefs of our management, as well as assumptions and estimates made by, and information currently available to, our management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to risks, uncertainties and assumptions relating to our operations and results of operations as well as those of our customers and suppliers, including as a result of competitive factors and pricing pressures, shifts in market demand, general economic conditions and other factors including, among others, those that effect flight activity in the commercial, business, government/military, and general/corporate aviation segments, the business activities of our customers and suppliers and developments in information and communication technology. Additional risks are set forth in our Annual Report on Form 10-K for the year ended December 31, 2003. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described in the forward-looking statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and foreign exchange rates. From time to time, we have used financial instruments to offset these risks. These financial instruments are not used for trading or speculative purposes. We did not experience any significant changes in market risk during the first three months of 2004. Our market risk is described in more detail in “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Based on management’s determination in the fourth quarter of 2003 that ILS had not properly followed internal control procedures, beginning on April 1, 2004, the accounting functions for ILS were moved to Aviall’s headquarters to ensure proper application of our internal controls and increase the efficiencies of our processes.

There were no changes to our internal control over financial reporting during our first fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. At all times and even given the foregoing, we believe our disclosure controls and procedures provided reasonable assurance that information required to be disclosed in our reports under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC.

PART II—OTHER INFORMATION

Item 1: Legal Proceedings

Not applicable.

Item 2: Changes in Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Program
January 1 - January 31, 2004 (1)	22,381	$15.70	—	—

Total	22,381	$15.70	—	—

(1)	In January 2001, we issued 104,657 shares of restricted stock to certain of our employees. In connection with the lapsing of restrictions on these shares of restricted stock, we withheld 22,381 of the shares to satisfy tax withholding obligations of those employees.

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

AVIALL, INC.

April 27, 2004	By:	/s/ Colin M. Cohen

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