Form 10-Q
period 2004-06-30
AVIALL INC
filed 2004-07-29
CIK 701650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares of common stock, par value $0.01 per share, outstanding at July 26, 2004 was 32,398,306.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

AVIALL, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$314,048	250,848	597,580	502,338
Cost of sales	263,904	208,461	500,338	417,611

Gross profit	50,144	42,387	97,242	84,727
Selling and administrative expenses	29,653	24,115	57,252	49,358
Impairment loss	—	1,707	—	1,707

Operating income	20,491	16,565	39,990	33,662
Loss on extinguishment of debt	—	17,315		17,315
Interest expense	4,207	5,609	8,552	11,472

Earnings (loss) before income taxes	16,284	(6,359)	31,438	4,875
Provision (benefit) for income taxes	2,819	(2,395)	7,996	1,669

Net earnings (loss)	13,465	(3,964)	23,442	3,206
Less preferred stock dividends	—	(907)	—	(2,016)
Less noncash reduction for conversion of preferred stock	—	(24,335)	—	(24,335)

Net earnings (loss) applicable to common shares	$13,465	(29,206)	23,442	(23,145)

Basic net earnings (loss) per share	$0.42	(1.35)	0.74	(1.22)
Weighted average common shares	31,954,552	21,705,400	31,849,586	20,551,965

Diluted net earnings (loss) per share	$0.40	(1.35)	0.70	(1.22)
Weighted average common and potentially dilutive common shares	33,550,653	30,112,651	33,396,705	29,619,716

See accompanying notes to consolidated financial statements.

AVIALL, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,381	23,424
Receivables	166,443	139,279
Inventories	295,386	327,860
Prepaid expenses and other current assets	3,701	2,501
Deferred income taxes	19,075	19,075

Total current assets	525,986	512,139

Property and equipment	32,207	32,029
Goodwill	46,843	46,843
Intangible assets	49,174	51,908
Deferred income taxes	29,289	35,749
Other assets	12,446	12,524

Total assets	$695,945	691,192

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,495	3,293
Revolving line of credit	367	509
Accounts payable	107,788	138,437
Accrued expenses	51,391	39,567

Total current liabilities	162,041	181,806

Long-term debt	201,459	203,411
Other liabilities	6,313	5,891
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock ($0.01 par value per share, 80,000,000 shares authorized; 34,327,241 shares and 33,950,107 shares issued at June 30, 2004 and December 31, 2003, respectively)	343	339
Additional paid-in-capital	441,649	439,080
Accumulated deficit	(81,857)	(105,299)
Treasury stock, at cost (2,035,124 shares and 2,012,743 shares at June 30, 2004 and December 31, 2003, respectively)	(28,218)	(27,867)
Unearned compensation - restricted stock	(1,135)	(1,519)
Accumulated other comprehensive loss	(4,650)	(4,650)

Total shareholders’ equity	326,132	300,084

Total liabilities and shareholders’ equity	$695,945	691,192

See accompanying notes to consolidated financial statements.

AVIALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating activities:
Net earnings	$23,442	3,206
Loss on extinguishment of debt	—	17,315
Impairment loss	—	1,707
Depreciation and amortization	8,674	9,331
Deferred income taxes	6,436	1,596
Paid-in-kind interest	—	405
Compensation expense on restricted stock awards	331	316
Changes in:
Receivables	(27,164)	(8,606)
Inventories	32,474	33,600
Accounts payable	5,902	(10,201)
Accrued expenses	11,824	(3,284)
Other, net	(1,862)	(2,809)

Net cash provided by operating activities	60,057	42,576

Investing activities:
Capital expenditures	(4,390)	(3,600)
Purchase of distribution rights	(800)	—
Sales of property, plant and equipment	5	—

Net cash used for investing activities	(5,185)	(3,600)

Financing activities:
Cash overdrafts	(36,551)	(9,314)
Issuance of common stock	2,627	110
Debt repaid	(1,762)	(82,894)
Debt issuance cost paid	(736)	(7,514)
Purchase of treasury stock	(351)	—
Net change in revolving credit facility	(142)	(138,763)
Debt proceeds	—	200,000
Other	—	(1)

Net cash used for financing activities	(36,915)	(38,376)

Change in cash and cash equivalents	17,957	600
Cash and cash equivalents, beginning of period	23,424	4,997

Cash and cash equivalents, end of period	$41,381	5,597

Cash paid for interest and income taxes:
Interest	$775	9,367
Income taxes	$665	625
Noncash investing and financing activities:
Property and equipment acquired with debt	$121	829
Conversion of redeemable preferred stock into common stock	$—	46,385
Noncash reduction in retained earnings due to conversion of redeemable preferred stock	$—	24,335
Dividends on redeemable preferred stock	$—	2,015

See accompanying notes to consolidated financial statements.

AVIALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

The following table illustrates the effect on net earnings and earnings per share, or EPS, if we had applied the fair-value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings (loss), as reported	$13,465	(3,964)	23,442	3,206
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(450)	(285)	(901)	(595)

Pro forma net earnings (loss)	$13,015	(4,249)	22,541	2,611

Earnings (loss) per share:
Basic - as reported	$0.42	(1.35)	0.74	(1.22)
Basic - pro forma	$0.41	(1.36)	0.71	(1.25)

Diluted - as reported	$0.40	(1.35)	0.70	(1.22)
Diluted - pro forma	$0.39	(1.36)	0.67	(1.25)

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

In May 2004, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 106-2, or FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Beginning in 2006, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or Medicare Act, introduces a federal subsidy to sponsors of healthcare benefit plans in certain circumstances and a prescription drug benefit to eligible participants under Medicare. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Act. We are currently evaluating the effects of the Medicare Act. The accumulated postretirement benefit obligation and net postretirement benefit cost for 2004 do not reflect the effects of the Medicare Act. We do not believe the adoption of this statement will have a material effect on our consolidated financial position and results of operations.

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

In December 2003, the FASB issued a revised Statement of Financial Accounting Standards No. 132, or SFAS 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88, and 106, and a Revision of FASB Statement No. 132.” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The new fiscal disclosure requirements have been included in Note 13 - Pension Plans and Postretirement Benefits to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. The new interim disclosure requirements have been included in Note 6 - Pension Plans and Postretirement Benefits.

NOTE 4 - SEGMENT INFORMATION

The following tables present information by operating segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Sales
Aviall Services	$306,873	243,837	583,294	488,314
ILS	7,175	7,011	14,286	14,024

Total net sales	$314,048	250,848	597,580	502,338

Profit
Aviall Services	$22,339	18,412	42,605	35,520
ILS	2,703	702	5,251	3,070

Reportable segment profit	25,042	19,114	47,856	38,590
Loss on extinguishment of debt	—	(17,315)	—	(17,315)
Corporate	(4,551)	(2,549)	(7,866)	(4,928)
Interest expense	(4,207)	(5,609)	(8,552)	(11,472)

Earnings (loss) before income taxes	$16,284	(6,359)	31,438	4,875

NOTE 5 - EARNINGS PER SHARE

A reconciliation of the numerator and denominator of the basic and diluted net EPS calculations for net earnings follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator (In Thousands)	2004	2003	2004	2003
Net earnings (loss)	$13,465	(3,964)	23,442	3,206
Preferred stock dividends	—	(907)	—	(2,016)
Noncash reduction for conversion of preferred stock	—	(24,335)	—	(24,335)

Net earnings (loss) available for distribution	13,465	(29,206)	23,442	(23,145)
Undistributed earnings allocated to participating preferred stockholders	—	—	—	(1,847)

Net earnings (loss) for purposes of computing basic net EPS	13,465	(29,206)	23,442	(24,992)
Preferred stock dividends	—	907	—	2,016
Noncash reduction for conversion of preferred stock	—	24,335	—	24,335
Undistributed earnings allocated to participating preferred stockholders	—	—	—	1,847

Net earnings (loss) for purposes of computing diluted net EPS	$13,465	(3,964)	23,442	3,206

Denominator
Weighted average common shares outstanding for purposes of computing basic net EPS	31,954,552	21,705,400	31,849,586	20,551,965
Effect of dilutive securities:
Stock options	1,010,469	346,957	970,904	218,854
Restricted stock rights	323,285	362,124	313,876	339,030
Warrants	262,347	821,611	262,339	821,501
Convertible redeemable preferred stock	—	6,876,559	—	7,688,366

Weighted average common shares outstanding for purposes of computing diluted net EPS	33,550,653	30,112,651	33,396,705	29,619,716

For the three- and six-month periods ended June 30, 2004, basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding during the period and diluted EPS is computed by dividing net earnings by the weighted average number of common and dilutive potential common shares outstanding during the period.

For the three- and six-month periods ended June 30, 2003, basic EPS is computed by allocating net earnings available for distribution to the common and participating preferred shareholders using the “two-class” method prescribed by Statement of Financial Accounting Standards No. 128, or SFAS 128, “Earnings per Share.” Net earnings are reduced by dividends to preferred stockholders to arrive at net earnings available for distribution. Net earnings available for distribution are then allocated between the common and participating preferred stockholders based on the weighted average common and preferred shares outstanding, on an as-converted basis. For the three- and six-month periods ended June 30, 2003, diluted EPS is computed using the if-converted method by dividing net earnings by the weighted average number of common and dilutive potential common shares outstanding during the period.

Diluted EPS was not dilutive, or lower than basic, for the three- and six-month periods ended June 30, 2003 and is therefore presented equal to basic EPS.

NOTE 6 - INCOME TAXES

Our income tax expense for the second quarter of 2004 was $2.8 million, and our effective tax rate was 17.3%. The provision for income taxes for the three month period ended June 30, 2004 includes a $2.8 million benefit from the release of a valuation allowance for certain state tax net operating loss, or NOL, carryforwards. Based on our recent earnings history, it appears more likely than not that a majority of the NOL carryforwards in certain states will be utilized prior to expiration. Without the release of these state tax NOL carryforwards, our provision for taxes would have been $5.6 million, and our effective rate would have been 34.7%.

NOTE 7 - PENSION PLANS AND POSTRETIREMENT BENEFITS

The following table sets forth the components of net pension expense for all our plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service cost	$615	430	1,230	860
Interest cost	969	886	1,938	1,772
Expected return on plan assets	(963)	(910)	(1,926)	(1,820)
Transition obligation amortization	35	—	70	—
Prior service cost amortization	1	1	2	2
Net loss recognition	117	16	234	32

Net pension expense	$774	423	1,548	846

The following table sets forth the components of net postretirement benefit income for all our plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service cost	$—	—	—	—
Interest cost	23	25	45	49
Net amortization and deferral	(33)	(32)	(67)	(64)

Net postretirement benefit income	$(10)	(7)	(22)	(15)

NOTE 8 - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

Our senior unsecured notes, or the Senior Notes, are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by each direct and indirect domestic subsidiary of Aviall, Inc., or Aviall, each a guarantor subsidiary. Each guarantor subsidiary is directly or indirectly 100% owned by Aviall. The Senior Notes are not guaranteed by any direct or indirect foreign subsidiary of Aviall, each a nonguarantor subsidiary.

The consolidating financial information presents the consolidating balance sheets as of June 30, 2004 and December 31, 2003, the related statements of operations for the three- and six-month periods ended June 30, 2004 and 2003 and the statements of cash flows for the six month periods ended June 30, 2004 and 2003 with separate columns for:

a)	Aviall, the parent;

b)	the guarantor subsidiaries on a combined basis;

c)	the nonguarantor subsidiaries on a combined basis; and

d)	total consolidated amounts.

The information includes elimination entries necessary to consolidate Aviall, the parent, with the guarantor and nonguarantor subsidiaries.

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

Pursuant to the terms of our senior secured credit facility, or the Credit Facility, no subsidiary of Aviall other than Aviall Services may pay cash dividends to Aviall, other than to fund limited repurchases or redemptions of outstanding securities. In addition, Aviall Services may pay cash dividends to Aviall for the purpose of funding (i) ordinary operating expenses and scheduled debt service and (ii) payments by Aviall of taxes in respect of Aviall and its subsidiaries, up to the amount that would be payable by Aviall Services, on a consolidated basis, if it were the taxpayer. Additionally, the Credit Facility restricts intercompany loans made to Aviall from its direct and indirect subsidiaries, with the exception of intercompany loans made to fund limited repurchases or redemptions of outstanding securities and loans made by Aviall Services to fund required payments under the Senior Notes. The net assets of consolidating subsidiaries subject to these restrictions were $718.1 million and $707.4 million at June 30, 2004 and December 31, 2003, respectively.

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2004
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	296,237	32,875	(15,064)	314,048
Cost of sales	—	252,273	26,695	(15,064)	263,904

Gross profit	—	43,964	6,180	—	50,144
Selling and administrative expenses	—	25,635	4,018	—	29,653

Operating income	—	18,329	2,162	—	20,491
Interest expense (income)	(4,246)	8,386	67	—	4,207
Equity in (earnings) loss of subsidiaries	(10,756)	(1,486)	—	12,242	—

Earnings (loss) before income taxes	15,002	11,429	2,095	(12,242)	16,284
Provision for income taxes	1,537	673	609	—	2,819

Net earnings (loss)	$13,465	10,756	1,486	(12,242)	13,465

CONSOLIDATED STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2004
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	564,422	64,429	(31,271)	597,580
Cost of sales	—	479,533	52,076	(31,271)	500,338

Gross profit	—	84,889	12,353	—	97,242
Selling and administrative expenses	—	49,927	7,325	—	57,252

Operating income	—	34,962	5,028	—	39,990
Interest expense (income)	(8,489)	16,883	158	—	8,552
Equity in (earnings) loss of subsidiaries	(18,026)	(3,523)	—	21,549	—

Earnings (loss) before income taxes	26,515	21,602	4,870	(21,549)	31,438
Provision for income taxes	3,073	3,576	1,347	—	7,996

Net earnings (loss)	$23,442	18,026	3,523	(21,549)	23,442

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2003
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	239,463	25,012	(13,627)	250,848
Cost of sales	—	202,010	20,078	(13,627)	208,461

Gross profit	—	37,453	4,934	—	42,387
Selling and administrative expenses	5	22,262	1,848	—	24,115
Impairment loss	—	1,707	—	—	1,707

Operating (expense) income	(5)	13,484	3,086	—	16,565
Loss on extinguishment of debt	—	17,315	—	—	17,315
Interest expense (income)	(5,785)	11,427	(33)	—	5,609
Equity in (earnings) loss of subsidiaries	7,652	(2,400)	—	(5,252)	—

Earnings (loss) before income taxes	(1,872)	(12,858)	3,119	5,252	(6,359)
Provision (benefit) for income taxes	2,092	(5,206)	719	—	(2,395)

Net earnings (loss)	$(3,964)	(7,652)	2,400	5,252	(3,964)

CONSOLIDATED STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2003
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	476,650	51,694	(26,006)	502,338
Cost of sales	—	401,532	42,085	(26,006)	417,611

Gross profit	—	75,118	9,609	—	84,727
Selling and administrative expenses	5	43,975	5,378	—	49,358
Impairment loss	—	1,707	—	—	1,707

Operating (expense) income	(5)	29,436	4,231	—	33,662
Loss on extinguishment of debt	—	17,315	—	—	17,315
Interest expense (income)	(11,146)	22,359	259	—	11,472
Equity in (earnings) loss of subsidiaries	3,902	(3,009)	—	(893)	—

Earnings (loss) before income taxes	7,239	(7,229)	3,972	893	4,875
Provision (benefit) for income taxes	4,033	(3,327)	963	—	1,669

Net earnings (loss)	$3,206	(3,902)	3,009	893	3,206

CONSOLIDATED BALANCE SHEET

	June 30, 2004
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$26	34,496	6,859	—	41,381
Receivables	—	144,008	22,435	—	166,443
Inventories	—	282,584	12,802	—	295,386
Prepaid expenses and other current assets	—	3,542	159	—	3,701
Deferred income taxes	—	19,036	39	—	19,075

Total current assets	26	483,666	42,294	—	525,986

Property and equipment	—	31,533	674	—	32,207
Investment in subsidiaries	763,078	34,316	—	(797,394)	—
Intercompany receivables	—	245,195	—	(245,195)	—
Goodwill	—	44,904	1,939	—	46,843
Intangible assets	—	49,174	—	—	49,174
Deferred income taxes	—	28,938	351	—	29,289
Other assets	6,998	5,447	1	—	12,446

Total assets	$770,102	923,173	45,259	(1,042,589)	695,945

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	2,484	11	—	2,495
Revolving line of credit	—	—	367	—	367
Accounts payable	1	106,606	1,181	—	107,788
Accrued expenses	11,192	34,937	5,262	—	51,391

Total current liabilities	11,193	144,027	6,821	—	162,041

Long-term debt	200,000	1,444	15	—	201,459
Intercompany payables	232,777	—	12,418	(245,195)	—
Other liabilities	—	6,313	—	—	6,313
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity
Common stock	343	33	7,542	(7,575)	343
Additional paid-in-capital	441,649	862,358	9,918	(872,276)	441,649
Retained earnings (accumulated deficit)	(81,857)	(86,352)	8,545	77,807	(81,857)
Treasury stock, at cost	(28,218)	—	—	—	(28,218)
Unearned compensation - restricted stock	(1,135)	—	—	—	(1,135)
Accumulated other comprehensive income	(4,650)	(4,650)	—	4,650	(4,650)

Total shareholders’ equity	326,132	771,389	26,005	(797,394)	326,132

Total liabilities and shareholders’ equity	$770,102	923,173	45,259	(1,042,589)	695,945

CONSOLIDATED BALANCE SHEET

	December 31, 2003
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	21,187	2,237	—	23,424
Receivables	—	118,972	20,307	—	139,279
Inventories	—	315,896	11,964	—	327,860
Prepaid expenses and other current assets	—	2,344	157	—	2,501
Deferred income taxes	—	19,036	39	—	19,075

Total current assets	—	477,435	34,704	—	512,139

Property and equipment	—	31,226	803	—	32,029
Investment in subsidiaries	748,125	30,793	—	(778,918)	—
Intercompany receivables	—	262,513	—	(262,513)	—
Goodwill	—	44,904	1,939	—	46,843
Intangible assets	—	51,908	—	—	51,908
Deferred income taxes	—	35,376	373	—	35,749
Other assets	7,376	5,147	1	—	12,524

Total assets	$755,501	939,302	37,820	(1,041,431)	691,192

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	3,282	11	—	3,293
Revolving line of credit	—	—	509	—	509
Accounts payable	34	137,548	855	—	138,437
Accrued expenses	3,567	32,756	3,244	—	39,567

Total current liabilities	3,601	173,586	4,619	—	181,806

Long-term debt	200,000	3,391	20	—	203,411
Intercompany payables	251,816	—	10,697	(262,513)	—
Other liabilities	—	5,891	—	—	5,891
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity
Common stock	339	33	7,542	(7,575)	339
Additional paid-in-capital	439,080	862,357	9,918	(872,275)	439,080
Retained earnings (accumulated deficit)	(105,299)	(101,306)	5,024	96,282	(105,299)
Treasury stock, at cost	(27,867)	—	—	—	(27,867)
Unearned compensation - restricted stock	(1,519)	—	—	—	(1,519)
Accumulated other comprehensive income	(4,650)	(4,650)	—	4,650	(4,650)

Total shareholders’ equity	300,084	756,434	22,484	(778,918)	300,084

Total liabilities and shareholders’ equity	$755,501	939,302	37,820	(1,041,431)	691,192

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2004
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net earnings (loss)	$23,442	18,026	3,523	(21,549)	23,442
Depreciation and amortization	508	8,025	141	—	8,674
Deferred income taxes	—	6,439	(3)	—	6,436
Compensation expense on restricted stock awards	331	—	—	—	331
Changes in:
Receivables	—	(25,036)	(2,128)	—	(27,164)
Inventories	—	33,312	(838)	—	32,474
Intercompany receivables and payables	(19,039)	17,318	1,721	—	—
Accounts payable	(34)	5,568	368	—	5,902
Accrued expenses	7,625	2,181	2,018	—	11,824
Other, net	3,072	(4,956)	22	—	(1,862)

Net cash provided by (used for) operating activities	15,905	60,877	4,824	(21,549)	60,057

Investing activities:
Capital expenditures	—	(4,378)	(12)	—	(4,390)
Purchase of distribution rights	—	(800)	—	—	(800)
Investment in subsidiaries	(18,026)	(3,523)	—	21,549	—
Sales of property, plant and equipment	—	5	—	—	5

Net cash provided by (used for) investing activities	(18,026)	(8,696)	(12)	21,549	(5,185)

Financing activities:
Debt issue costs paid	(130)	(606)	—	—	(736)
Issuance of common stock	2,627	—	—	—	2,627
Purchase of treasury stock	(351)	—	—	—	(351)
Net change in revolving credit facility	—	—	(142)	—	(142)
Cash overdrafts	1	(36,510)	(42)	—	(36,551)
Debt repaid	—	(1,756)	(6)	—	(1,762)

Net cash provided by (used for) financing activities	2,147	(38,872)	(190)	—	(36,915)

Change in cash and cash equivalents	26	13,309	4,622	—	17,957
Cash and cash equivalents, beginning of period	—	21,187	2,237	—	23,424

Cash and cash equivalents, end of period	$26	34,496	6,859	—	41,381

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2003
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net earnings (loss)	$3,206	(3,902)	3,009	893	3,206
Loss on extinguishment of debt		17,315	—	—	17,315
Impairment loss		1,707	—	—	1,707
Depreciation and amortization	—	9,252	79	—	9,331
Deferred income taxes	—	1,611	(15)	—	1,596
Paid-in-kind interest	—	405	—	—	405
Compensation expense on restricted stock awards	316	—	—	—	316
Changes in:
Receivables	—	(9,001)	395	—	(8,606)
Inventories	—	34,352	(752)	—	33,600
Intercompany receivables and payables	(204,039)	205,110	(1,071)	—	—
Accounts payable	—	(9,971)	(230)	—	(10,201)
Accrued expenses	4,020	(7,679)	375	—	(3,284)
Other, net	—	(2,670)	(139)	—	(2,809)

Net cash provided by (used for) operating activities	(196,497)	236,529	1,651	893	42,576

Investing activities:
Capital expenditures	—	(3,126)	(474)	—	(3,600)
Investment in subsidiaries	3,902	(3,029)	20	(893)	—

Net cash provided by (used for) investing activities	3,902	(6,155)	(454)	(893)	(3,600)

Financing activities:
Debt proceeds	200,000	—	—	—	200,000
Debt issue costs paid	(7,514)	—	—	—	(7,514)
Issuance of common stock	110	—	—	—	110
Net change in revolving credit facility	—	(138,673)	(90)	—	(138,763)
Cash overdrafts	—	(9,346)	32	—	(9,314)
Debt repaid	—	(82,889)	(5)	—	(82,894)
Cash dividends paid on redeemable preferred stock	(1)	—	—	—	(1)

Net cash provided by (used for) financing activities	192,595	(230,908)	(63)	—	(38,376)

Change in cash and cash equivalents	—	(534)	1,134	—	600
Cash and cash equivalents, beginning of period	—	3,330	1,667	—	4,997

Cash and cash equivalents, end of period	$—	2,796	2,801	—	5,597

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

Aviall Services purchases a broad range of new parts, components and supplies from over 200 original equipment manufacturers, including in some cases several business units within such manufacturers, or OEMs, and resells them to over 17,500 government/military, general aviation/corporate and commercial airline customers, including over 290 airlines. Aviall Services also provides value-added services to our customers and suppliers, such as repair and assembly services, supply-chain management services and information-gathering and delivery services.

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

Our second quarter 2004 net earnings of $13.5 million or $0.40 diluted earnings per share included the impact of a $0.08 per diluted share release of a state tax net operating loss, or NOL, valuation allowance which was no longer necessary. Our second quarter 2003 net loss of $4.0 million or $1.35 diluted loss per share included a $17.3 million pretax noncash charge for the extinguishment of debt following our June 2003 debt refinancing. Our operating income in the second quarter of 2004 was $20.5 million, an increase of $3.9 million or 24% from the same quarter in 2003. These positive results were driven by Aviall Services’ strong sales across all geographic regions and market sectors, the incremental impact of new Honeywell products added in 2003 and the ongoing growth of military-related parts sales. Sales of products under the Rolls-Royce T56 distribution agreement were $139.1 million and $119.4 million in the second quarter of 2004 and 2003, respectively. Aggregate sales of products supplied by Rolls-Royce and Honeywell were $206.8 million and $162.8 million in the second quarter of 2004 and 2003, respectively. In addition, while our selling and administrative expense increased $5.5 million in the second quarter of 2004 compared to the second quarter of 2003, we continue to benefit from leveraging selling and administrative expense as a percentage of sales. Our second quarter 2004 selling and administrative expense as a percentage of sales was 9.4% compared to 9.6% in the second quarter of 2003.

Our future strategy will continue to focus on the acquisition of new long-term supplier contracts as well as adding other traditional supplier relationships, delivering superior customer service, expanding the supplier base and product offerings and investing in technology and infrastructure to increase supplier and customer efficiencies. We will also continue to evaluate potential strategic acquisitions and changes to our capital structure. We believe our ability to grow at a pace similar to that which we have experienced since 2000 will depend on the award of one or a series of new long-term contracts, the expansion of our traditional supplier base and product offerings and/or completion of a strategic acquisition. The timing and length of the process to procure new long-term agreements or relationships or a strategic acquisition is unpredictable. We are pursuing a number of opportunities for additional growth. In addition, the economies of scale derived from recent contracts may not be indicative of our future results.

In July 2004, we raised our guidance for net earnings from continuing operations in 2004 to be in the range of approximately $41.5 million to $43.0 million, or equivalent to approximately $1.24 to $1.28 per diluted share based upon the current number of diluted shares. This estimate includes the $2.8 million or $0.08 per diluted share reversal of a valuation allowance for the state tax NOL carryforwards.

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

Results of Operations-Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Net Sales. Net sales for Aviall Services were $306.9 million, an increase of $63.1 million or 25.9% from the $243.8 million recorded in the second quarter of 2003.

Sales for Aviall Services improved in each of our geographic regions and in all markets with a general strengthening seen across all sectors as follows (amounts in millions):

	Amount of Increase	Percentage Increase
Geographic region:
Americas	$46.9	22.9%
Asia-Pacific	$10.4	41.4%
Europe	$5.8	42.1%

Market sector:
Government/Military	$31.4	24.1%
Commercial Airline	$22.5	44.1%
General Aviation/Corporate	$9.2	14.6%

Sales in the general aviation/corporate sector increased primarily as the overall market strengthened. Sales in the commercial airline sector increased due primarily to stronger sales volumes in the sector as well as the addition of a new Honeywell lighting product line. Sales in the government/military sector increased primarily due to the ongoing growth of military-related parts under the Rolls-Royce T-56, or RR T56, distribution agreement. Sales of RR T56 products were $139.1 million in the second quarter of 2004 and $119.4 million in the second quarter of 2003. Aggregate sales of products supplied by Rolls-Royce and Honeywell were $206.8 million and $162.8 million in the second quarter of 2004 and 2003, respectively.

Net sales for ILS were $7.2 million, an increase of $0.2 million or 2.9% from the $7.0 million recorded in the second quarter of 2003.

Gross Profit. Gross profit of $50.1 million increased $7.7 million or 18.2% in the second quarter of 2004 compared to $42.4 million in the second quarter of 2003. Gross profit as a percentage of net sales was 16.0% in the second quarter of 2004 as compared to 16.9% in the second quarter of 2003. The decreased gross profit percentage was due to a higher proportion of lower margin sales in Aviall Services as price levels were substantially similar year-over-year.

Selling and Administrative Expense. Selling and administrative expense increased $5.5 million to $29.7 million in the second quarter of 2004 but decreased as a percentage of net sales to 9.4% from 9.6% in the second quarter of 2003. Selling and administrative expense increased primarily due to higher salary and benefit costs, higher commission expenses, Sarbanes-Oxley implementation costs, increased allowance for doubtful accounts and costs associated with the underwritten resale of common stock by affiliates of The Carlyle Group in April 2004.

Impairment Loss. The $1.7 million impairment loss resulted from the write-off in June 2003 of a vendor software license purchased in 2001. Beginning in the second quarter of 2003, we began to pursue other cost-effective alternatives resulting from the vendor’s change in strategic focus. These alternatives will allow ILS to proceed in a less expensive and more timely manner with a strategy of offering electronic marketplace capabilities from the initial contact between buyer and seller through the conclusion of a transaction.

Loss on Extinguishment of Debt. On June 30, 2003, Aviall issued $200 million of our senior unsecured notes, or Senior Notes. A portion of the net proceeds was used to redeem the entire principal amount of Aviall Services’ 14% senior notes due 2007, or the 14% Notes. The remaining proceeds were used to repay approximately $106.3 million of outstanding indebtedness under our revolving credit facility. This refinancing resulted in a $17.3 million noncash charge in June 2003 arising from the extinguishment of debt.

Interest Expense. Interest expense decreased $1.4 million to $4.2 million in the second quarter of 2004 from $5.6 million in the second quarter of 2003. Noncash interest expense amounted to $0.4 million and $1.3 million in 2004 and 2003, respectively. Our interest expense declined due to the combination of the refinancing completed in June 2003 and the $50.0 million fixed to floating interest rate swap put in place in the fourth quarter of 2003.

Provision (Benefit) for Income Taxes. Our income tax expense for the second quarter of 2004 was $2.8 million, and our effective tax rate was 17.3%. Our income tax benefit for the second quarter of 2003 was $2.4 million, and our effective tax rate was 37.7%. Tax expense for the second quarter of 2004 includes a $2.8 million benefit from the release of a valuation allowance for certain state tax NOL carryforwards, which have become useable because of our profitability in these states. Without the release of the state tax NOL valuation allowance, our tax expense would have been $5.6 million, and our effective tax rate would have been 34.7%. Excluding the state tax NOL benefit, the reduction in our effective tax rate from 37.7% in 2003 to 34.7% in 2004 resulted primarily from higher earnings in 2004 and an increase in the benefit for 2004 from the Extraterritorial Income, or ETI, exclusion.

Cash payments made for federal, state and foreign income taxes were $0.9 million and $0.4 million in the second quarter of 2004 and 2003, respectively. Our cash income tax expense is primarily comprised of Alternative Minimum Tax, or AMT, and foreign taxes on our foreign operations. Our cash income tax expense continues to be substantially lower than the U.S. federal statutory rate through the use of our U.S. federal NOL carryforward.

Preferred Stock Dividend in 2003. The noncash preferred stock dividend of $0.9 million in the second quarter of 2003 represents accrued and unpaid payable-in-kind dividends on the Series D Senior Convertible Participating Preferred Stock, or Series D Redeemable Preferred Stock, prior to being converted into shares of common stock on June 12, 2003.

Noncash Reduction for Conversion of Preferred Stock in 2003. The $24.3 million noncash reduction for conversion of preferred stock in the second quarter of 2003 resulted from the conversion of all of our outstanding shares of Series D Redeemable Preferred Stock into 11,100,878 shares of our common stock on June 12, 2003 following a reduction by our board of directors of the conversion price of the shares of Series D Redeemable Preferred Stock from $5.80 per share to approximately $4.62 per share.

Results of Operations-Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net Sales. Net sales for Aviall Services were $583.3 million, an increase of $95.0 million or 19.5% from the $488.3 million recorded in the first six months of 2003.

Sales for Aviall Services improved in each geographic region and in all markets with a general strengthening seen across all sectors as follows (amounts in millions):

	Amount of Increase	Percentage Increase
Geographic region:
Americas	$71.3	17.4%
Asia-Pacific	$15.1	32.0%
Europe	$8.6	27.9%

Market sector:
Government/Military	$43.4	16.6%
Commercial Airline	$36.3	35.4%
General Aviation/Corporate	$15.3	12.4%

Sales in the general aviation/corporate sector increased primarily as the overall market strengthened. Sales in the commercial airline sector increased due primarily to stronger sales volumes in the sector as well as the addition of a new Honeywell product line. Sales in the government/military sector increased primarily due to the ongoing growth of military-related parts sales under the RR T56 distribution agreement. Sales of RR T56 products were $265.1 million in the first six months of 2004 and $241.9 million in the first six months of 2003. Aggregate sales of products supplied by Rolls-Royce and Honeywell were $392.7 million and $327.8 million in the first six months of 2004 and 2003, respectively.

Net sales for ILS were $14.3 million, an increase of $0.3 million or 2.1% from the $14.0 million recorded in the first six months of 2003.

Gross Profit. Gross profit of $97.2 million increased $12.5 million or 14.8% in the first six months of 2004 compared to $84.7 million in the first six months of 2003. Gross profit as a percentage of net sales was 16.3% in the first six months of 2004 as compared to 16.9% in the first six months of 2003. The decreased gross profit percentage was due to a higher proportion of lower margin sales in Aviall Services as price levels were substantially similar year-over-year.

Selling and Administrative Expense. Selling and administrative expense increased $7.9 million to $57.3 million in the first six months of 2004 but decreased as a percentage of net sales to 9.6% from 9.8% in the first six months of 2003. Selling and administrative expense increased primarily due to higher salary and benefit costs, higher commission expenses, Sarbanes-Oxley implementation costs, increased allowance for doubtful accounts, and costs associated with the registration of securities in the first quarter of 2004 and the subsequent underwritten resale of common stock by affiliates of The Carlyle Group in April 2004.

Impairment Loss. The $1.7 million impairment loss resulted from the write-off in June 2003 of a vendor software license purchased in 2001. Beginning in the second quarter of 2003, we decided to pursue other cost-effective alternatives resulting from the vendor’s change in strategic focus.

Loss on Extinguishment of Debt. On June 30, 2003, Aviall issued $200 million of Senior Notes. A portion of the net proceeds was used to redeem the entire principal amount of 14% Notes. The remaining proceeds were used to repay approximately $106.3 million of outstanding indebtedness under our revolving credit facility. All costs associated with this transaction were reflected in the second quarter of 2003.

Interest Expense. Interest expense decreased $2.9 million to $8.6 million in the first six months of 2004 from $11.5 million in the first six months of 2003. Noncash interest expense amounted to $0.8 million and $2.7 million in 2004 and 2003, respectively. Our interest expense declined due to the combination of the refinancing completed in June 2003 and the $50.0 million fixed to floating interest rate swap put in place in the fourth quarter of 2003.

Provision (Benefit) for Income Taxes. Our income tax expense for the first six months of 2004 was $8.0 million, and our effective tax rate was 25.4%. Our income tax expense for the first six months of 2003 was $1.7 million, and our effective tax rate was 34.2%. Tax expense for the first six months of 2004 includes a $2.8 million benefit from the release of a valuation allowance for certain state tax NOL carryforwards, which have become useable because of our profitability in these states. Without the release of the state tax NOL valuation allowance, our tax expense would have been $10.8 million, and our effective tax rate would have been 34.4%.

Cash payments made for federal, state and foreign income taxes were $0.7 million and $0.6 million in the first six months of 2004 and 2003, respectively. Our cash income tax expense is primarily comprised of AMT and foreign taxes on our foreign operations. Our cash income tax expense continues to be substantially lower than the U.S. federal statutory rate through the use of our U.S. federal NOL carryforward.

Preferred Stock Dividend in 2003. The noncash preferred stock dividend of $0.9 million in the first six months of 2003 represents accrued and unpaid payable-in-kind dividends on the Series D Redeemable Preferred Stock prior to their conversion into shares of common stock on June 12, 2003.

Noncash Reduction for Conversion of Preferred Stock in 2003. The $24.3 million noncash reduction for conversion of preferred stock in the first six months of 2003 resulted from the conversion of all of our outstanding shares of Series D Redeemable Preferred Stock into 11,100,878 shares of our common stock on June 12, 2003 following a reduction by our board of directors of the conversion price of the shares of Series D Redeemable Preferred Stock from $5.80 per share to approximately $4.62 per share.

Liquidity and Capital Resources

Cash Flow. Net cash flow provided by operations was $60.1 million in the first six months of 2004 compared to $42.6 million in the first six months of 2003. The $17.5 million increase in cash provided by operating activities in 2004 compared to the same period in 2003 resulted primarily from increased cash earnings in 2004 and the increase in accrued expenses related to payment timing on the Senior Notes. Aviall Services’ inventory turns improved from 3.1 turns in December 2003 to 3.4 turns in June 2004 due to higher sales volumes and lower inventory levels, which declined by $11.2 million. The days’ sales outstanding for Aviall’s receivables increased from 43 days at December 31, 2003 to 46 days at June 30, 2004 associated with longer terms granted to selected customers.

Capital expenditures were $4.4 million and $3.6 million in the first six months of 2004 and 2003, respectively. Capital spending in both 2004 and 2003 was primarily for upgrades to Aviall Services’ enterprise resource planning software, computer hardware and operations infrastructure. Based on capital projects currently approved by our board of directors, we expect to make capital expenditures, including noncash capital amounts, totaling approximately $12.9 million in 2004. This assumes that no major distribution agreements with suppliers are entered into in 2004. We review our capital expenditure program periodically and modify it as required to meet current business needs. Under our senior secured credit facility, or the Credit Facility, our capital expenditure limit is approximately $15.6 million, comprised of a $11.0 million limit for 2004 plus $4.6 million of carryover amounts from prior years.

In summary, our cash provided by operating activities increased by $17.5 million to $60.1 million during the six month period ended June 30, 2004 compared to the same period in 2003. This includes a reduction of $11.2 million in Variable Working Capital (see definition below), in the aggregate, in 2004 as compared to a reduction of $14.8 million, in the aggregate, in 2003. In 2004, we invested $5.2 million in net capital expenditures and distribution rights as compared to $3.6 million in 2003. The combined cash provided in the first six months of 2004 of $54.9 million for both operating and investing activities together with the $2.6 million of common stock issued was primarily used to fund the $36.6 million decrease in our cash overdraft position. This resulted in an $18.0 million increase in our cash balance.

In the first six months of 2003, the combined cash of $39.0 million from operating and investing activities was primarily used to repay our outstanding indebtedness and fund the decrease in our cash overdraft position, with a negligible change in our cash balance. Overdraft positions arise when we settle our accounts payable by issuing checks at month end and the recipients of these checks have not presented them to our banks for payment before our cut-off for accounting purposes. Generally accepted accounting principles, or GAAP, treats these amounts similar to debt in the statement of cash flows by presenting cash overdrafts as a financing activity; however, the balance sheet reflects these amounts as accounts payable. We expect to continue large month end settlements with our major suppliers but the overdrafts will change in accordance with the variable amounts of product shipped to us from time to time.

Assuming our current level of internal growth, profitability, and the present relationship between increased revenues, Variable Working Capital requirements and our annual capital expenditures, we expect to generate strong positive cash flows from operations although these may be offset by overdraft obligations and increases in Variable Working Capital when our business is growing. Assuming the foregoing, we project cash flow in 2004 for operating activities will exceed $40.0 million. Our cash flow from operating activities also depends on the timing of the delivery and payment for inventory as discussed in connection with the cash flow summary analysis. In some months, we receive much larger deliveries than the average of the preceding several months. These larger deliveries can significantly alter our cash flow for that month and on a cumulative basis for both the quarter and the fiscal year to date. In 2003 and 2002, we received large deliveries in November, which when paid for in December reduced our cash flow from operations for that quarter and twelve month period.

In 2004, we expect to fund internal growth, working capital and capital expenditures from cash flow from operations. In 2004, we do not expect to borrow any material amounts under our Credit Facility nor to sell debt, equity or other securities on our behalf under our shelf registration statement to fund expected internal growth, working capital and capital expenditures. However, if we are awarded one or more long-term supplier agreements in 2004 that require significant investments in distribution rights and inventory, if we enter into a strategic acquisition or if our current projections prove to be inaccurate, we may be required to borrow significant amounts under our Credit Facility or to sell debt, equity or other securities under our shelf registration statement.

The following table presents a reconciliation of our Variable Working Capital to working capital for the periods presented:

	Six Months Ended June 30,
(In Thousands)	2004	2003
Receivables	$166,443	103,828
Plus: Inventories	295,386	314,427
Less: Accounts payable (excluding cash overdrafts)	(100,725)	(69,885)

Variable Working Capital	361,104	348,370

Plus:
Cash and cash equivalents	41,381	5,597
Prepaids and other current assets	3,701	3,787
Deferred taxes	19,075	23,266
Less:
Current portion of long-term debt	(2,495)	(3,686)
Cash overdrafts	(7,063)	(24,863)
Revolving line of credit	(367)	(1,628)
Accrued expenses	(51,391)	(37,701)

Working capital	$363,945	313,142

We define Variable Working Capital as receivables plus inventories less accounts payable (excluding cash overdrafts). In no event should Variable Working Capital be considered as an alternative to working capital or any other GAAP measure as an indicator of our performance, nor should Variable Working Capital be considered as an alternative to working capital as an indicator of our relative liquidity to meet our obligations within an ordinary business cycle. We believe that Variable Working Capital is a useful measure, along with measurements under GAAP, in evaluating our financial performance and our ability to leverage sales and earnings. In addition, we use Variable Working Capital as a financial measure to evaluate our management of working capital and as a metric to measure contract and supplier performance.

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

In November 2003, we entered into an interest rate swap agreement to shorten the duration of our interest rate over the average life of the Senior Notes on $50.0 million of the $200.0 million principal amount of Senior Notes. Under this agreement, we pay floating interest amounts in exchange for giving up the right to pay a fixed amount without an exchange of the underlying principal amount.

Senior Secured Debt. On June 30, 2004, we entered into an amendment to the Credit Facility to reduce interest payments, change certain financial ratios and covenants and to permit limited repurchases and redemptions of outstanding securities. Our amended Credit Facility consists of a $200.0 million revolving credit and letter of credit facility due as a balloon payment in 2006, with availability determined by reference to a borrowing base calculated using our eligible accounts receivable and inventory and after deducting reserves required by the lenders. As of June 30, 2004, we had no borrowings outstanding under the Credit Facility and had issued letters of credit for $1.0 million. We had $191.0 million available for additional borrowings under the Credit Facility and our borrowing base was $192.0 million as of June 30, 2004. Until December 31, 2004, borrowings under the Credit Facility bear interest, at our option, at a Base Rate plus an applicable margin equal to 1.0% per annum; or at a Eurodollar Rate plus an applicable margin equal to 2.0% per annum. After December 31, 2004, borrowings under the Credit Facility bear interest based upon either: a Eurodollar Rate plus an applicable margin ranging from 1.5% to 2.25% depending upon our financial ratios or a Base Rate plus an applicable margin ranging from 0.5% to 1.25% depending upon the same financial ratios. We expect to utilize both of these interest rate options. As of June 30, 2004, the interest rate on the Credit Facility would have been 5.75%. A commitment fee of 0.5% is payable monthly in arrears on the daily unused portion of the Credit Facility. Obligations under the Credit Facility are collateralized by substantially all of our domestic assets and 65% of the stock of certain of our foreign subsidiaries. The Credit Facility also contains default clauses that permit the acceleration of all amounts due following an event of default at the discretion of the lenders, and lock-box provisions that apply our cash collections to outstanding borrowings. Based on the terms of the Credit Facility and pursuant to EITF Issue No. 95-22, “Balance Sheet Classification of Revolving Credit Agreement Obligations Involving Lock-Box Arrangements,” we classify amounts outstanding under the Credit Facility, if any, as current.

We also maintain a secured revolving credit facility in Canada with a total availability of Canadian $6.0 million. At June 30, 2004, we had an outstanding balance under this Canadian facility equivalent to U.S. $0.4 million.

Debt Covenants. The Credit Facility contains various restrictive operating and financial covenants, including several that are based on earnings before interest, taxes, depreciation, amortization, extraordinary gains or losses, and one-time items, or Adjusted EBITDA.

We must comply with a maximum leverage ratio covenant that measures the ratio of our outstanding debt to our Adjusted EBITDA for the trailing four quarters. This maximum leverage ratio covenant was 3.25 to 1 at June 30, 2004 and will remain at that level for all periods thereafter. We must also comply with a minimum interest coverage ratio covenant that measures the ratio of our Adjusted EBITDA for the trailing four quarters to our interest expense during the trailing four quarters. The minimum interest coverage ratio covenant was 3.0 to 1 at June 30, 2004 and periodically increases until it reaches 3.50 to 1 for December 31, 2004 and all periods thereafter. Furthermore, we must maintain a tangible net worth of not less than $205.8 million plus 75% of the cumulative consolidated net income for each fiscal quarter ending on or after June 30, 2004. As of June 30, 2004, the required tangible net worth was $215.9 million. Finally, we must limit our capital expenditures to no more than $15.6 million, which includes $4.6 million of allowed carryover spending from prior years, and $11.0 million for each of 2005 and 2006 plus any unused carryover, up to a maximum amount of $10.0 million in such fiscal year.

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

The following table presents a reconciliation of our EBITDA and Adjusted EBITDA, as defined in the Credit Facility, to net earnings for the trailing four quarters ended June 30, 2004:

(In Thousands)	Third Quarter 2003	Fourth Quarter 2003	First Quarter 2004	Second Quarter 2004	Total
Net earnings	$8,166	9,406	9,977	13,465	41,014
Earnings from discontinued operations	—	125	—	—	125

Earnings from continuing operations	8,166	9,281	9,977	13,465	40,889
Plus:
Income tax expense	3,366	3,770	5,177	2,819	15,132
Interest and related expense	4,938	4,565	4,345	4,207	18,055
Depreciation and amortization expense	3,732	3,804	3,842	3,914	15,292

EBITDA	20,202	21,420	23,341	24,405	89,368
Noncash (gains) losses	(146)	(418)	(125)	615	(74)

Adjusted EBITDA	$20,056	21,002	23,216	25,020	89,294

The Adjusted EBITDA calculation above is prepared in accordance with the terms of the Credit Facility. The noncash gains, which are included in the Adjusted EBITDA calculation in accordance with the terms of the Credit Facility, may occur again in the future. Depreciation and amortization expense above excludes debt issue cost and debt discount amortization. Adjusted EBITDA is presented solely to provide information on our debt covenants, and EBITDA and Adjusted EBITDA should not be considered an alternative to operating results or cash flows calculated in accordance with GAAP.

Contractual Obligations. There have been no material changes in our contractual obligations as set forth in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2003.

New Accounting Pronouncements. In May 2004, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 106-2, or FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Beginning in 2006, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or Medicare Act, introduces a federal subsidy to sponsors of healthcare benefit plans in certain circumstances and a prescription drug benefit to eligible participants under Medicare. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Act. We are currently evaluating the effects of the Medicare Act. The accumulated postretirement benefit obligation and net postretirement benefit cost for 2004 does not reflect the effects of the Medicare Act. We do not believe the adoption of this statement will have a material effect on our consolidated financial position and results of operations.

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

In December 2003, the FASB issued a revised Statement of Financial Accounting Standards No. 132, or SFAS 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88, and 106, and a Revision of FASB Statement No. 132.” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The new fiscal disclosure requirements have been included in Note 13 - Pension Plans and Postretirement Benefits to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. The new interim disclosure requirements have been included in Note 6 - Pension Plans and Postretirement Benefits.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and foreign exchange rates. From time to time, we have used financial instruments to offset these risks. These financial instruments are not used for trading or speculative purposes. We did not experience any significant changes in market risk during the first six months of 2004. Our market risk is described in more detail in “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

During the second quarter of 2004, our management discovered approximately $0.6 million of misappropriated funds which dated from 1999 to the present resulting from an internal control failure related to a lack of segregation of duties at our Singapore subsidiary. Due to the method used to effectuate the misappropriation of funds, the losses were in most cases expensed during the periods in which they actually occurred. These amounts were not material to the financial statements in any of the financial periods affected. During the second quarter of 2004, we terminated the employee and instituted additional internal controls over cash functions, including transferring responsibility for those functions to the Treasury and Accounting departments at Aviall’s headquarters. Our investigation is substantially complete. We have instituted criminal proceedings against the former employee and expect to obtain partial restitution.

With regard to the ILS accounting control issue discussed in our Annual Report on Form 10-K for 2003, the accounting functions for ILS were successfully transferred to Aviall’s headquarters effective April 1, 2004.

Except as noted above, there were no changes to our internal control over financial reporting during our second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. At all times and even given the foregoing, we believe our disclosure controls and procedures provided reasonable assurance that information required to be disclosed in our reports under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Not applicable.

Item 2: Changes in Securities and Use of Proceeds

Not applicable.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders

We held our 2004 Annual Meeting of Stockholders on June 18, 2004. The three matters voted upon at that meeting and the votes recorded were as follows:

(1)	The election of Donald R. Muzyka, Jonathan M. Schofield and Peter J. Clare to serve as directors for a term expiring at our 2007 Annual Meeting of Stockholders.

Nominee	Votes For	Votes Withheld
Donald R. Muzyka	27,792,660	212,482
Jonathan M. Schofield	27,792,660	212,482
Peter J. Clare	27,792,660	212,482

In addition, the terms of office as a director of Richard J. Schnieders, Bruce N. Whitman, Allan M. Holt, Alberto F. Fernández, Paul E. Fulchino and Arthur E. Wegner continued after the meeting.

(2)	The approval of an amendment to the Aviall, Inc. Amended and Restated 1998 Directors Stock Plan to increase the number of shares of common stock authorized for issuance by 150,000 shares.

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
22,329,922	1,810,467	959,094	None

(3)	The approval of an amendment to the Aviall, Inc. 1998 Stock Incentive Plan to increase the number of shares of common stock authorized for issuance by 1,350,000 shares and to remove the restriction that no more than 20% of the shares available for issuance may be issued as restricted shares, deferred shares or performance shares.

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
21,481,154	2,662,706	955,623	None

Item 5: Other Information

Not applicable.

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Amendment Number Three to the Aviall, Inc. Amended and Restated 1998 Directors Stock Plan, dated as of June 18, 2004

10.2	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 18, 2004

10.3	Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated as of June 30, 2004, by and among Aviall, Inc., Aviall Services, Inc., Citicorp USA, Inc. and the lenders and issuers party thereto

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On April 30, 2004, we filed a Form 8-K (Items 5 and 7) reporting the underwritten offering of 2,500,000 shares of our common stock by affiliates of The Carlyle Group.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIALL, INC.

July 28, 2004	By:	/s/ Colin M. Cohen
Colin M. Cohen
Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Amendment Number Three to the Aviall, Inc. Amended and Restated 1998 Directors Stock Plan, dated as of June 18, 2004

10.2	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 18, 2004

10.3	Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated as of June 30, 2004, by and among Aviall, Inc., Aviall Services, Inc., Citicorp USA, Inc. and the lenders and issuers party thereto

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002