Form 10-Q
period 2004-09-30
AVIALL INC
filed 2004-11-03
CIK 701650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares of common stock, par value $0.01 per share, outstanding at October 25, 2004 was 32,482,240.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

AVIALL, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$294,707	249,449	892,287	751,787
Cost of sales	247,772	207,938	748,110	625,549

Gross profit	46,935	41,511	144,177	126,238
Selling and administrative expenses	28,784	25,041	86,036	74,399
Impairment loss	—	—	—	1,707

Operating income	18,151	16,470	58,141	50,132
Loss on extinguishment of debt	—	—	—	17,315
Interest expense	4,169	4,938	12,721	16,410

Earnings before income taxes	13,982	11,532	45,420	16,407
Provision for income taxes	3,961	3,366	11,957	5,035

Net earnings	10,021	8,166	33,463	11,372
Less preferred stock dividends	—	—	—	(2,016)
Less noncash reduction for conversion of preferred stock	—	—	—	(24,335)

Net earnings (loss) applicable to common shares	$10,021	8,166	33,463	(14,979)

Basic net earnings (loss) per share	$0.31	0.26	1.05	(0.70)
Weighted average common shares	32,105,401	31,095,455	31,913,426	24,105,082

Diluted net earnings (loss) per share	$0.30	0.25	1.00	(0.70)
Weighted average common and potentially dilutive common shares	33,820,849	32,524,974	33,516,655	30,626,755

See accompanying notes to consolidated financial statements.

AVIALL, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

(Unaudited)

	September 30, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$64,029	23,424
Receivables	155,142	139,279
Inventories	294,109	327,860
Prepaid expenses and other current assets	3,636	2,501
Deferred income taxes	19,075	19,075

Total current assets	535,991	512,139

Property and equipment	32,373	32,029
Goodwill	46,843	46,843
Intangible assets	47,929	51,908
Deferred income taxes	26,415	35,749
Other assets	12,206	12,524

Total assets	$701,757	691,192

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,888	3,293
Revolving line of credit	—	509
Accounts payable	112,338	138,437
Accrued expenses	38,832	39,567

Total current liabilities	153,058	181,806

Long-term debt	202,598	203,411
Other liabilities	8,327	5,891
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock ($0.01 par value per share, 80,000,000 shares authorized; 34,517,364 shares and 33,950,107 shares issued at September 30, 2004 and December 31, 2003, respectively)	345	339
Additional paid-in-capital	443,089	439,080
Accumulated deficit	(71,836)	(105,299)
Treasury stock, at cost (2,035,124 shares and 2,012,743 shares at September 30, 2004 and December 31, 2003, respectively)	(28,218)	(27,867)
Unearned compensation - restricted stock	(956)	(1,519)
Accumulated other comprehensive loss	(4,650)	(4,650)

Total shareholders’ equity	337,774	300,084

Total liabilities and shareholders’ equity	$701,757	691,192

See accompanying notes to consolidated financial statements.

AVIALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating activities:
Net earnings	$33,463	11,372
Loss on extinguishment of debt	—	17,315
Impairment loss	—	1,707
Depreciation and amortization	13,200	13,747
Deferred income taxes	9,702	3,299
Paid-in-kind interest	—	405
Compensation expense on restricted stock awards	510	474
Changes in:
Receivables	(15,863)	(12,580)
Inventories	33,751	44,874
Accounts payable	10,440	12,899
Accrued expenses	(735)	(1,372)
Other, net	982	(2,701)

Net cash provided by operating activities	85,450	89,439

Investing activities:
Capital expenditures	(6,866)	(6,143)
Purchase of distribution rights	(1,339)	(7,200)
Sales of property, plant and equipment	113	—

Net cash used for investing activities	(8,092)	(13,343)

Financing activities:
Cash overdrafts	(36,539)	(18,933)
Issuance of common stock	4,069	854
Debt repaid	(2,671)	(83,810)
Debt issuance cost paid	(752)	(7,818)
Net change in revolving credit facility	(509)	(140,301)
Purchase of treasury stock	(351)	—
Debt proceeds	—	200,078
Other	—	(1)

Net cash used for financing activities	(36,753)	(49,931)

Change in cash and cash equivalents	40,605	26,165
Cash and cash equivalents, beginning of period	23,424	4,997

Cash and cash equivalents, end of period	$64,029	31,162

Cash paid for interest and income taxes:
Interest	$7,831	9,770
Income taxes	$1,420	274

Noncash investing and financing activities:
Property and equipment acquired with debt	$121	1,224
Conversion of redeemable preferred stock into common stock	$—	46,385
Noncash reduction in retained earnings due to conversion of redeemable preferred stock	$—	24,335
Dividends on redeemable preferred stock	$—	2,015

See accompanying notes to consolidated financial statements.

AVIALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

The following table illustrates the effect on net earnings and earnings per share, or EPS, if we had applied the fair-value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings, as reported	$10,021	8,166	33,463	11,372
Preferred stock dividends	—	—	—	(2,016)
Noncash reduction for conversion of preferred stock	—	—	—	(24,335)

Net earning (loss) available for distribution	10,021	8,166	33,463	(14,979)
Undistributed earnings allocated to participating preferred stockholders	—	—	—	(1,847)

Net earnings (loss) for purposes of computing basic net EPS	10,021	8,166	33,463	(16,826)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(478)	(474)	(1,379)	(1,069)

Pro forma net earnings (loss) for purposes of computing basic net EPS	$9,543	7,692	32,084	(17,895)

Earnings (loss) per share:
Basic - as reported	$0.31	0.26	1.05	(0.70)
Basic - pro forma	$0.30	0.25	1.01	(0.74)

Diluted - as reported	$0.30	0.25	1.00	(0.70)
Diluted - pro forma	$0.28	0.24	0.95	(0.74)

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

In May 2004, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 106-2, or FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Beginning in 2006, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or Medicare Act, introduces a federal subsidy to sponsors of healthcare benefit plans in certain circumstances and a prescription drug benefit to eligible participants under Medicare. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Act. We adopted FSP 106-2 as of July 1, 2004. The adoption of this statement had no effect on our consolidated financial position and results of operations. The accumulated postretirement benefit obligation and net postretirement benefit cost for 2004 do not reflect the effects of the Medicare Act.

NOTE 4 - SEGMENT INFORMATION

The following tables present information by operating segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Sales
Aviall Services	$287,592	242,464	870,886	730,778
ILS	7,115	6,985	21,401	21,009

Total net sales	$294,707	249,449	892,287	751,787

Profit
Aviall Services	$19,415	17,165	62,020	52,685
ILS	2,475	2,703	7,726	5,773

Reportable segment profit	21,890	19,868	69,746	58,458
Loss on extinguishment of debt	—	—	—	(17,315)
Corporate	(3,739)	(3,398)	(11,605)	(8,326)
Interest expense	(4,169)	(4,938)	(12,721)	(16,410)

Earnings before income taxes	$13,982	11,532	45,420	16,407

NOTE 5 - EARNINGS PER SHARE

A reconciliation of the numerator and denominator of the basic and diluted net EPS calculations for net earnings follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator (In Thousands)	2004	2003	2004	2003
Net earnings	$10,021	8,166	33,463	11,372
Preferred stock dividends	—	—	—	(2,016)
Noncash reduction for conversion of preferred stock	—	—	—	(24,335)

Net earnings (loss) available for distribution	10,021	8,166	33,463	(14,979)
Undistributed earnings allocated to participating preferred stockholders	—	—	—	(1,847)

Net earnings (loss) for purposes of computing basic net EPS	10,021	8,166	33,463	(16,826)
Preferred stock dividends	—	—	—	2,016
Noncash reduction for conversion of preferred stock	—	—	—	24,335
Undistributed earnings allocated to participating preferred stockholders	—	—	—	1,847

Net earnings for purposes of computing diluted net EPS	$10,021	8,166	33,463	11,372

Denominator
Weighted average common shares outstanding for purposes of computing basic net EPS	32,105,401	31,095,455	31,913,426	24,105,082
Effect of dilutive securities:
Stock options	1,134,910	799,167	1,025,573	412,291
Restricted stock rights	318,170	362,124	315,308	346,728
Warrants	262,368	268,228	262,348	637,077
Convertible redeemable preferred stock	—	—	—	5,125,577

Weighted average common shares outstanding for purposes of computing diluted net EPS	33,820,849	32,524,974	33,516,655	30,626,755

For the three- and nine-month periods ended September 30, 2004 and the three month period ended September 30, 2003, basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net earnings by the weighted average number of common and dilutive potential common shares outstanding during the period.

For the nine month period ended September 30, 2003, basic EPS is computed by allocating net earnings available for distribution to the common and participating preferred shareholders using the “two-class” method prescribed by Statement of Financial Accounting Standards No. 128, or SFAS 128, “Earnings per Share.” Net earnings are reduced by dividends to preferred stockholders to arrive at net earnings available for distribution. Net earnings available for distribution are then allocated between the common and participating preferred stockholders based on the weighted average common and preferred shares outstanding, on an as-converted basis. Diluted EPS is computed by dividing net earnings by the weighted average number of common and dilutive potential common shares outstanding during the period.

Diluted EPS was not dilutive, or lower than basic, for the nine month period ended September 30, 2003 and is therefore presented equal to basic EPS.

NOTE 6 - INCOME TAXES

Our income tax expense for the third quarter of 2004 was $4.0 million, and our effective tax rate was 28.3%. Tax expense for the third quarter of 2004 includes a $0.2 million net adjustment to our tax reserves and includes an increase in our estimate for Extraterritorial Income, or ETI, exclusion. Our income tax expense for the first nine months of 2004 was $12.0 million, and our effective tax rate was 26.3%. The provision for income taxes for the nine month period ended September 30, 2004 includes the $0.2 million net adjustment to our tax reserves and a $2.8 million benefit from the release of a valuation allowance for certain state tax net operating loss, or NOL, carryforwards. Based on our recent earnings history, it appears more likely than not that a majority of the NOL carryforwards in certain states will be utilized prior to expiration. Without the release of these state tax NOL carryforwards, our provision for taxes for the nine month period ended September 30, 2004 would have been $14.8 million, and our effective tax rate would have been 32.5%.

NOTE 7 - PENSION PLANS AND POSTRETIREMENT BENEFITS

The following table sets forth the components of net pension expense for all our plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost	$615	549	1,845	1,409
Interest cost	969	939	2,907	2,711
Expected return on plan assets	(963)	(910)	(2,889)	(2,730)
Transition obligation amortization	35	52	105	52
Prior service cost amortization	1	1	3	3
Net loss recognition	117	16	351	48

Net pension expense	$774	647	2,322	1,493

The following table sets forth the components of net postretirement benefit income for all our plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost	$—	—	—	—
Interest cost	23	25	68	74
Net amortization and deferral	(33)	(32)	(100)	(96)

Net postretirement benefit income	$(10)	(7)	(32)	(22)

In the third quarter of 2004, we made a $6.0 million discretionary contribution related to 2003.

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

The consolidating financial information presents the consolidating balance sheets as of September 30, 2004 and December 31, 2003, the related statements of operations for the three- and nine-month periods ended September 30, 2004 and 2003 and the statements of cash flows for the nine month periods ended September 30, 2004 and 2003 with separate columns for:

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

Pursuant to the terms of our senior secured credit facility, or the Credit Facility, no subsidiary of Aviall other than Aviall Services may pay cash dividends to Aviall, other than to fund limited repurchases or redemptions of outstanding securities. In addition, Aviall Services may pay cash dividends to Aviall for the purpose of funding (i) ordinary operating expenses and scheduled debt service and (ii) payments by Aviall of taxes in respect of Aviall and its subsidiaries, up to the amount that would be payable by Aviall Services, on a consolidated basis, if it were the taxpayer. Additionally, the Credit Facility restricts intercompany loans made to Aviall from its direct and indirect subsidiaries, with the exception of intercompany loans made to fund limited repurchases or redemptions of outstanding securities and loans made by Aviall Services to fund required payments under the Senior Notes. The net assets of consolidating subsidiaries subject to these restrictions were $721.7 million and $707.4 million at September 30, 2004 and December 31, 2003, respectively.

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2004
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	276,726	34,143	(16,162)	294,707
Cost of sales	—	236,308	27,626	(16,162)	247,772

Gross profit	—	40,418	6,517	—	46,935
Selling and administrative expenses	—	26,655	2,129	—	28,784

Operating income	—	13,763	4,388	—	18,151
Interest expense (income)	(4,442)	8,587	24	—	4,169
Equity in (earnings) loss of subsidiaries	(7,187)	(3,171)	—	10,358	—

Earnings (loss) before income taxes	11,629	8,347	4,364	(10,358)	13,982
Provision for income taxes	1,608	1,160	1,193	—	3,961

Net earnings (loss)	$10,021	7,187	3,171	(10,358)	10,021

CONSOLIDATED STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2004
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	841,148	98,572	(47,433)	892,287
Cost of sales	—	715,841	79,702	(47,433)	748,110

Gross profit	—	125,307	18,870	—	144,177
Selling and administrative expenses	—	76,582	9,454	—	86,036

Operating income	—	48,725	9,416	—	58,141
Interest expense (income)	(12,931)	25,470	182	—	12,721
Equity in (earnings) loss of subsidiaries	(25,213)	(6,694)	—	31,907	—

Earnings (loss) before income taxes	38,144	29,949	9,234	(31,907)	45,420
Provision for income taxes	4,681	4,736	2,540	—	11,957

Net earnings (loss)	$33,463	25,213	6,694	(31,907)	33,463

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2003
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	237,347	26,098	(13,996)	249,449
Cost of sales	—	200,863	21,071	(13,996)	207,938

Gross profit	—	36,484	5,027	—	41,511
Selling and administrative expenses	8	22,004	3,029	—	25,041
Impairment loss	—	—	—	—	—

Operating (expense) income	(8)	14,480	1,998	—	16,470
Interest expense (income)	(4,466)	9,344	60	—	4,938
Equity in (earnings) loss of subsidiaries	(5,322)	(1,410)	—	6,732	—

Earnings (loss) before income taxes	9,780	6,546	1,938	(6,732)	11,532
Provision for income taxes	1,614	1,224	528	—	3,366

Net earnings (loss)	$8,166	5,322	1,410	(6,732)	8,166

CONSOLIDATED STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2003
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	713,997	77,792	(40,002)	751,787
Cost of sales	—	602,395	63,156	(40,002)	625,549

Gross profit	—	111,602	14,636	—	126,238
Selling and administrative expenses	13	65,979	8,407	—	74,399
Impairment loss	—	1,707	—	—	1,707

Operating (expense) income	(13)	43,916	6,229	—	50,132
Loss on extinguishment of debt	—	17,315	—	—	17,315
Interest expense (income)	(15,612)	31,703	319	—	16,410
Equity in (earnings) loss of subsidiaries	(1,420)	(4,419)	—	5,839	—

Earnings (loss) before income taxes	17,019	(683)	5,910	(5,839)	16,407
Provision (benefit) for income taxes	5,647	(2,103)	1,491	—	5,035

Net earnings (loss)	$11,372	1,420	4,419	(5,839)	11,372

CONSOLIDATED BALANCE SHEET

	September 30, 2004
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$(24)	55,251	8,802	—	64,029
Receivables	—	129,952	25,190	—	155,142
Inventories	—	281,247	12,862	—	294,109
Prepaid expenses and other current assets	—	3,476	160	—	3,636
Deferred income taxes	—	19,036	39	—	19,075

Total current assets	(24)	488,962	47,053	—	535,991

Property and equipment	—	31,762	611	—	32,373
Investment in subsidiaries	768,657	37,487	—	(806,144)	—
Intercompany receivables	—	244,260	—	(244,260)	—
Goodwill	—	44,904	1,939	—	46,843
Intangible assets	—	47,929	—	—	47,929
Deferred income taxes	—	26,033	382	—	26,415
Other assets	6,748	5,456	2	—	12,206

Total assets	$775,381	926,793	49,987	(1,050,404)	701,757

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	1,878	10	—	1,888
Revolving line of credit	—	—	—	—	—
Accounts payable	2	111,276	1,060	—	112,338
Accrued expenses	7,380	25,758	5,694	—	38,832

Total current liabilities	7,382	138,912	6,764	—	153,058

Long-term debt	200,000	2,586	12	—	202,598
Intercompany payables	230,225	—	14,035	(244,260)	—
Other liabilities	—	8,327	—	—	8,327
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity
Common stock	345	33	7,542	(7,575)	345
Additional paid-in-capital	443,089	862,358	9,918	(872,276)	443,089
Retained earnings (accumulated deficit)	(71,836)	(80,773)	11,716	69,057	(71,836)
Treasury stock, at cost	(28,218)	—	—	—	(28,218)
Unearned compensation - restricted stock	(956)	—	—	—	(956)
Accumulated other comprehensive income	(4,650)	(4,650)	—	4,650	(4,650)

Total shareholders’ equity	337,774	776,968	29,176	(806,144)	337,774

Total liabilities and shareholders’ equity	$775,381	926,793	49,987	(1,050,404)	701,757

CONSOLIDATED BALANCE SHEET

	December 31, 2003
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	21,187	2,237	—	23,424
Receivables	—	118,972	20,307	—	139,279
Inventories	—	315,896	11,964	—	327,860
Prepaid expenses and other current assets	—	2,344	157	—	2,501
Deferred income taxes	—	19,036	39	—	19,075

Total current assets	—	477,435	34,704	—	512,139

Property and equipment	—	31,226	803	—	32,029
Investment in subsidiaries	748,125	30,793	—	(778,918)	—
Intercompany receivables	—	262,513	—	(262,513)	—
Goodwill	—	44,904	1,939	—	46,843
Intangible assets	—	51,908	—	—	51,908
Deferred income taxes	—	35,376	373	—	35,749
Other assets	7,376	5,147	1	—	12,524

Total assets	$755,501	939,302	37,820	(1,041,431)	691,192

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	3,282	11	—	3,293
Revolving line of credit	—	—	509	—	509
Accounts payable	34	137,548	855	—	138,437
Accrued expenses	3,567	32,756	3,244	—	39,567

Total current liabilities	3,601	173,586	4,619	—	181,806

Long-term debt	200,000	3,391	20	—	203,411
Intercompany payables	251,816	—	10,697	(262,513)	—
Other liabilities	—	5,891	—	—	5,891
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity
Common stock	339	33	7,542	(7,575)	339
Additional paid-in-capital	439,080	862,357	9,918	(872,275)	439,080
Retained earnings (accumulated deficit)	(105,299)	(101,306)	5,024	96,282	(105,299)
Treasury stock, at cost	(27,867)	—	—	—	(27,867)
Unearned compensation – restricted stock	(1,519)	—	—	—	(1,519)
Accumulated other comprehensive income	(4,650)	(4,650)	—	4,650	(4,650)

Total shareholders’ equity	300,084	756,434	22,484	(778,918)	300,084

Total liabilities and shareholders’ equity	$755,501	939,302	37,820	(1,041,431)	691,192

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2004
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net earnings (loss)	$33,463	25,213	6,694	(31,907)	33,463
Depreciation and amortization	758	12,231	211	—	13,200
Deferred income taxes	—	9,721	(19)	—	9,702
Compensation expense on restricted stock awards	510	—	—	—	510
Changes in:
Receivables	—	(10,980)	(4,883)	—	(15,863)
Inventories	—	34,649	(898)	—	33,751
Intercompany receivables and payables	(21,591)	18,253	3,338	—	—
Accounts payable	(34)	10,253	221	—	10,440
Accrued expenses	3,813	(6,998)	2,450	—	(735)
Other, net	4,680	(3,702)	4	—	982

Net cash provided by (used for) operating activities	21,599	88,640	7,118	(31,907)	85,450

Investing activities:
Capital expenditures	—	(6,846)	(20)	—	(6,866)
Purchase of distribution rights	—	(1,339)	—	—	(1,339)
Investment in subsidiaries	(25,213)	(6,694)	—	31,907	—
Sales of property, plant and equipment	—	113	—	—	113

Net cash provided by (used for) investing activities	(25,213)	(14,766)	(20)	31,907	(8,092)

Financing activities:
Debt issue costs paid	(130)	(622)	—	—	(752)
Issuance of common stock	4,069	—	—	—	4,069
Purchase of treasury stock	(351)	—	—	—	(351)
Net change in revolving credit facility	—	—	(509)	—	(509)
Cash overdrafts	2	(36,525)	(16)	—	(36,539)
Debt repaid	—	(2,663)	(8)	—	(2,671)

Net cash provided by (used for) financing activities	3,590	(39,810)	(533)	—	(36,753)

Change in cash and cash equivalents	(24)	34,064	6,565	—	40,605
Cash and cash equivalents, beginning of period	—	21,187	2,237	—	23,424

Cash and cash equivalents, end of period	$(24)	55,251	8,802	—	64,029

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2003
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net earnings (loss)	$11,372	1,420	4,419	(5,839)	11,372
Loss on extinguishment of debt	—	17,315	—	—	17,315
Impairment loss	—	1,707	—	—	1,707
Depreciation and amortization	243	13,355	149	—	13,747
Deferred income taxes	—	3,304	(5)	—	3,299
Paid-in-kind interest	—	405	—	—	405
Compensation expense on restricted stock awards	474	—	—	—	474
Changes in:
Receivables	—	(13,254)	674	—	(12,580)
Inventories	—	45,109	(235)	—	44,874
Intercompany receivables and payables	(213,174)	218,970	(5,796)	—	—
Accounts payable	74	12,750	75	—	12,899
Accrued expenses	3,800	(6,600)	1,428	—	(1,372)
Other, net	5,545	(8,150)	(96)	—	(2,701)

Net cash provided by (used for) operating activities	(191,666)	286,331	613	(5,839)	89,439

Investing activities:
Purchase of distribution rights	—	(7,200)	—	—	(7,200)
Capital expenditures	—	(5,495)	(648)	—	(6,143)
Investment in subsidiaries	(1,420)	(4,439)	20	5,839	—
Sales of property, plant and equipment	—	1	(1)	—	—

Net cash provided by (used for) investing activities	(1,420)	(17,133)	(629)	5,839	(13,343)

Financing activities:
Debt proceeds	200,000	78	—	—	200,078
Debt issue costs paid	(7,767)	(51)	—	—	(7,818)
Issuance of common stock	854	—	—	—	854
Net change in revolving credit facility	—	(140,301)	—	—	(140,301)
Cash overdrafts	—	(18,932)	(1)	—	(18,933)
Debt repaid	—	(83,800)	(10)	—	(83,810)
Cash dividends paid on redeemable preferred stock	(1)	—	—	—	(1)

Net cash provided by (used for) financing activities	193,086	(243,006)	(11)	—	(49,931)

Change in cash and cash equivalents	—	26,192	(27)	—	26,165
Cash and cash equivalents, beginning of period	—	3,330	1,667	—	4,997

Cash and cash equivalents, end of period	$—	29,522	1,640	—	31,162

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

Our third quarter 2004 net earnings of $10.0 million or $0.30 diluted earnings per share increased 22% compared to $8.2 million net earnings or $0.25 diluted earnings per share in the third quarter of 2003. Our operating income in the third quarter of 2004 was $18.2 million, an increase of $1.7 million or 10% from the same quarter in 2003. These results were driven by Aviall Services’ sales across all geographic regions and market sectors, the incremental impact of new Honeywell products added in 2003 and the ongoing growth of military-related parts sales. Sales of products under the Rolls-Royce T56 distribution agreement were $128.0 million and $110.4 million in the third quarter of 2004 and 2003, respectively. Aggregate sales of products supplied by Rolls-Royce and Honeywell were $191.7 million and $152.6 million in the third quarter of 2004 and 2003, respectively. In addition, while our selling and administrative expense increased $3.7 million in the third quarter of 2004 compared to the third quarter of 2003, we continue to benefit from leveraging selling and administrative expense as a percentage of sales. Our third quarter 2004 selling and administrative expense as a percentage of sales was 9.8% compared to 10.0% in the third quarter of 2003.

Market conditions have become more challenging during the course of 2004. The combination of record high fuel costs, a slowing of growth in the economies of many regions and the uncertain future being faced by many of our airline customers have combined to make our future performance and opportunities less certain. However, management believes that these conditions also support the need for the services offered by Aviall Services and ILS, which is the principal reason for Aviall’s improved results in 2004. We expect these circumstances to support the value of Aviall to its customers and suppliers throughout the regions and markets we serve.

Our future strategy will continue to focus on the acquisition of new long-term supplier contracts as well as adding other traditional supplier relationships, delivering superior customer service and investing in technology and infrastructure to increase supplier and customer efficiencies. We will also continue to evaluate potential strategic acquisitions and changes to our capital structure. We believe our ability to grow at a pace similar to that which we have experienced since 2000 will depend on the award of one or a series of new long-term supplier contracts, the expansion of our traditional supplier base and product offerings and/or completion of a strategic acquisition. The timing and length of the process to procure new long-term agreements or relationships or a strategic acquisition is unpredictable. We are currently actively pursuing a number of opportunities for additional growth, including possible significant, new long-term supplier arrangements. No assurance can be given that we will be able to procure any such new arrangements. To the extent we do secure any such relationship, the economies of scale derived from recent contracts may not be indicative of our future results, particularly in the early stages of new contract implementation.

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

Results of Operations-Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Net Sales. Net sales for Aviall Services were $287.6 million, an increase of $45.1 million or 18.6% from the $242.5 million recorded in the third quarter of 2003.

Sales for Aviall Services improved in each of its geographic regions and in all market sectors (amounts in millions):

	Amount of Increase	Percentage Increase
Geographic region:
Americas	$32.9	16.2%
Asia-Pacific	$6.4	28.2%
Europe	$5.8	35.6%

Market sector:
Government/Military	$20.0	15.9%
Commercial Airline	$16.5	31.9%
General Aviation/Corporate	$8.6	13.3%

Sales in the general aviation/corporate sector increased primarily as the overall market strengthened. Sales in the commercial airline sector increased due primarily to stronger sales volumes in the sector as well as the addition of a new Honeywell lighting product line. Sales in the government/military sector increased primarily due to the ongoing growth of military-related parts under the Rolls-Royce T-56, or RR T56, distribution agreement. Sales of RR T56 products were $128.0 million in the third quarter of 2004 and $110.4 million in the third quarter of 2003. Aggregate sales of products supplied by Rolls-Royce and Honeywell were $191.7 million and $152.6 million in the third quarter of 2004 and 2003, respectively.

Net sales for ILS were $7.1 million, an increase of $0.1 million or 1.4% from the $7.0 million recorded in the third quarter of 2003.

Gross Profit. Gross profit of $46.9 million increased $5.4 million or 13.1% in the third quarter of 2004 compared to $41.5 million in the third quarter of 2003. Gross profit as a percentage of net sales was 15.9% in the third quarter of 2004 as compared to 16.6% in the third quarter of 2003. The decreased gross profit percentage was due to a higher proportion of lower margin sales in Aviall Services as price levels were substantially similar year-over-year.

Selling and Administrative Expense. Selling and administrative expense increased $3.7 million to $28.8 million in the third quarter of 2004 but decreased as a percentage of net sales to 9.8% from 10.0% in the third quarter of 2003. Selling and administrative expense increased primarily due to higher commission expenses and costs to comply with the Sarbanes-Oxley Act.

Interest Expense. Interest expense decreased $0.7 million to $4.2 million in the third quarter of 2004 from $4.9 million in the third quarter of 2003. Noncash interest expense amounted to $0.4 million and $0.6 million in 2004 and 2003, respectively. Our net interest expense declined due to the combination of higher cash balances and a $50.0 million fixed to floating interest rate swap put in place in the fourth quarter of 2003.

Provision (Benefit) for Income Taxes. Our income tax expense for the third quarter of 2004 was $4.0 million, and our effective tax rate was 28.3%. Tax expense for the third quarter of 2004 includes a $0.2 million net adjustment to our tax reserves. Our income tax expense for the third quarter of 2003 was $3.4 million, and our effective tax rate was 29.2%. The reduction in our effective tax rate from 29.2% in 2003 to 28.3% in 2004 resulted primarily from an increase in the benefit for 2004 from the Extraterritorial Income, or ETI, exclusion.

Cash payments made for federal, state and foreign income taxes were $0.8 million in the third quarter of 2004. Cash refunds received for federal, state and foreign income taxes were $0.4 million in the third quarter of 2003. Our cash income tax expense is primarily comprised of Alternative Minimum Tax, or AMT, and foreign taxes on our foreign operations. Our cash income tax expense continues to be substantially lower than the U.S. federal statutory rate through the use of our U.S. federal NOL carryforward.

Results of Operations-Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Net Sales. Net sales for Aviall Services were $870.9 million, an increase of $140.1 million or 19.2% from the $730.8 million recorded in the first nine months of 2003.

Sales for Aviall Services improved in each of its geographic regions and in all market sectors (amounts in millions):

	Amount of Increase	Percentage Increase
Geographic region:
Americas	$104.2	17.0%
Asia-Pacific	$21.5	30.7%
Europe	$14.4	30.6%

Market sector:
Government/Military	$63.5	16.4%
Commercial Airline	$52.7	34.3%
General Aviation/Corporate	$23.9	12.7%

Sales in the general aviation/corporate sector increased primarily as the overall market strengthened. Sales in the commercial airline sector increased due primarily to stronger sales volumes in the sector as well as the addition of a new Honeywell product line. Sales in the government/military sector increased primarily due to the ongoing growth of military-related parts sales under the RR T56 distribution agreement. Sales of RR T56 products were $393.0 million in the first nine months of 2004 and $352.3 million in the first nine months of 2003. Aggregate sales of products supplied by Rolls-Royce and Honeywell were $584.4 million and $480.4 million in the first nine months of 2004 and 2003, respectively.

Net sales for ILS were $21.4 million, an increase of $0.4 million or 1.9% from the $21.0 million recorded in the first nine months of 2003.

Gross Profit. Gross profit of $144.2 million increased $18.0 million or 14.2% in the first nine months of 2004 compared to $126.2 million in the first nine months of 2003. Gross profit as a percentage of net sales was 16.2% in the first nine months of 2004 as compared to 16.8% in the first nine months of 2003. The decreased gross profit percentage was due to a higher proportion of lower margin sales in Aviall Services as price levels were substantially similar year-over-year.

Selling and Administrative Expense. Selling and administrative expense increased $11.6 million to $86.0 million in the first nine months of 2004 but decreased as a percentage of net sales to 9.6% from 9.9% in the first nine months of 2003. Selling and administrative expense increased primarily due to higher commission expenses, costs of complying with the Sarbanes-Oxley Act, increased allowance for doubtful accounts, and costs associated with the registration of securities in the first quarter of 2004 and the subsequent underwritten resale of common stock by affiliates of The Carlyle Group in April 2004.

Impairment Loss. The $1.7 million impairment loss resulted from the write-off in June 2003 of a vendor software license purchased in 2001. Beginning in the second quarter of 2003, we began to pursue other cost-effective alternatives resulting from the vendor’s change in strategic focus.

Loss on Extinguishment of Debt. On June 30, 2003, Aviall issued $200 million of senior unsecured notes, or Senior Notes. A portion of the net proceeds was used to redeem the entire principal amount of Aviall Services’ 14% senior notes due 2007, or the 14% Notes. The remaining proceeds were used to repay approximately $106.3 million of outstanding indebtedness under our revolving credit facility. This refinancing resulted in a $17.3 million noncash charge in June 2003 arising from the extinguishment of debt.

Interest Expense. Interest expense decreased $3.7 million to $12.7 million in the first nine months of 2004 from $16.4 million in the first nine months of 2003. Noncash interest expense amounted to $1.2 million and $3.3 million in 2004 and 2003, respectively. Our net interest expense declined due to the effect of the refinancing completed in June 2003, higher cash balances in 2004 and a $50.0 million fixed to floating interest rate swap put in place in the fourth quarter of 2003.

Provision (Benefit) for Income Taxes. Our income tax expense for the first nine months of 2004 was $12.0 million, and our effective tax rate was 26.3%. Our income tax expense for the first nine months of 2003 was $5.0 million, and our effective tax rate was 30.7%. Tax expense for the first nine months of 2004 includes a $2.8 million benefit from the release of a valuation allowance for certain state tax NOL carryforwards, which have become useable because of our profitability in these states, and a $0.2 million net adjustment to our tax reserves. Without the release of the state tax NOL valuation allowance, our tax expense would have been $14.8 million, and our effective tax rate would have been 32.5%.

Cash payments made for federal, state and foreign income taxes were $1.4 million and $0.3 million in the first nine months of 2004 and 2003, respectively. Our cash income tax expense is primarily comprised of AMT and foreign taxes on our foreign operations. Our cash income tax expense continues to be substantially lower than the U.S. federal statutory rate through the use of our U.S. federal NOL carryforward.

Preferred Stock Dividend in 2003. The noncash preferred stock dividend of $2.0 million in the first nine months of 2003 represents accrued and unpaid payable-in-kind dividends on the Series D Senior Convertible Participating Preferred Stock, or Series D Redeemable Preferred Stock, prior to being converted into shares of common stock on June 12, 2003.

Noncash Reduction for Conversion of Preferred Stock in 2003. The $24.3 million noncash reduction for conversion of preferred stock in the first nine months of 2003 originated from the conversion of all of our outstanding shares of Series D Redeemable Preferred Stock into 11,100,878 shares of our common stock on June 12, 2003 following a reduction by our board of directors of the conversion price of the shares of Series D Redeemable Preferred Stock from $5.80 per share to approximately $4.62 per share.

Liquidity and Capital Resources

Cash Flow. Net cash flow provided by operations was $85.5 million in the first nine months of 2004 compared to $89.4 million in the first nine months of 2003. The $4.0 million decrease in cash provided by operating activities in 2004 compared to the same period in 2003 resulted primarily from increased cash earnings in 2004 offset by a decrease in Variable Working Capital (see definition below). Aviall Services’ inventory turns improved from 3.1 turns in December 2003 to 3.4 turns in September 2004 due to higher sales volumes and lower inventory levels. The days’ sales outstanding for Aviall’s receivables increased from 43 days at December 31, 2003 to 50 days at September 30, 2004 associated with longer terms granted to selected customers.

Capital expenditures were $7.0 million in the first nine months of 2004 compared to $7.3 million in the first nine months of 2003, including $0.1 million and $1.2 million for noncash capital expenditures in 2004 and 2003, respectively. Capital spending in both 2004 and 2003 was primarily for upgrades to Aviall Services’ enterprise resource planning software, computer hardware and operations infrastructure. In September 2003, we acquired from Honeywell Lighting and Electronics Group (formerly Grimes Lighting) the rights to distribute for a ten-year period aircraft lighting products for the airline and general aviation markets. As a result of this contract, $7.2 million in distribution rights was recorded. Based on the capital projects approved by our board of directors, we expected to make capital expenditures, including noncash capital amounts, totaling approximately $12.9 million in 2004. This assumed no major distribution agreements with suppliers were entered into in 2004. We review our capital expenditure program periodically and modify it as required to meet current business needs. We now believe we will spend approximately $10 million in 2004 because projects have been postponed or delayed by our efforts to comply with the Sarbanes-Oxley Act. Under our senior secured credit facility, or the Credit Facility, our capital expenditure limit is approximately $15.6 million, comprised of a $11.0 million limit for 2004 plus $4.6 million of carryover amounts from prior years.

In summary, our cash provided by operating activities decreased by $4.0 million to $85.5 million during the nine month period ended September 30, 2004 compared to the same period in 2003. This includes a reduction of $28.3 million in Variable Working Capital (see definition below), in the aggregate, in 2004 as compared to a reduction of $45.2 million, in the aggregate, in 2003. In 2004, we invested $8.1 million in net capital expenditures and distribution rights as compared to $13.3 million in 2003. The combined cash provided in the first nine months of 2004 of $77.4 million from both operating and investing activities together with the $4.1 million of common stock issued was primarily used to fund the $36.5 million decrease in our cash overdraft position. This resulted in a $40.6 million increase in our cash balance.

In the first nine months of 2003, the combined cash of $76.1 million from both operating and investing activities together with the $1.0 of common stock issued was primarily used to repay our outstanding indebtedness and fund the decrease in our cash overdraft position. This resulted in a $26.2 million increase in our cash balance. Overdraft positions arise when we settle our accounts payable by issuing checks at month end and the recipients of these checks have not presented them to our banks for payment before our cut-off for accounting purposes. Generally accepted accounting principles, or GAAP, treats these amounts similar to debt in the statement of cash flows by presenting cash overdrafts as a financing activity; however, the balance sheet reflects these amounts as accounts payable. We expect to continue large month end settlements with our major suppliers but the overdrafts will change in accordance with the variable amounts of product shipped to us from time to time.

Assuming our current level of internal growth, profitability, and the present relationship between increased revenues, Variable Working Capital requirements and our annual capital expenditures, we expect to generate strong positive cash flows from operations although these may be offset from time to time by overdraft obligations and increases in Variable Working Capital, particularly when our business is growing. Assuming the foregoing, we project cash flow in 2004 for operating activities will exceed $40.0 million. Our cash flow from operating activities also depends on the timing of the delivery and payment for inventory as discussed in connection with the cash flow summary analysis. In some months, we receive much larger deliveries than the average of the preceding several months. These larger deliveries can significantly alter our cash flow for that month and on a cumulative basis for both the quarter and the fiscal year to date. In 2003 and 2002, we received large deliveries in November, which when paid for in December reduced our cash flow from operations for that quarter and twelve month period.

In 2004, we expect to fund our internal growth and any related capital expenditures out of cash flow from operations. If we are awarded one or more long term supplier agreements in 2004 that require significant investments in distribution rights and inventory, we may be required to increase availability under our Credit Facility and borrow significant amounts under our Credit Facility or we may be required to sell debt, equity or other securities under our shelf registration statement or otherwise to fund the costs associated with the investment. Likewise, if we enter into a strategic acquisition or if our current projections prove to be inaccurate in 2004, we may be required to borrow significant amounts under our Credit Facility or to sell securities.

The following table presents a reconciliation of our Variable Working Capital to working capital for the periods presented:

	Nine Months Ended September 30,
(In Thousands)	2004	2003
Receivables	$155,142	107,802
Plus: Inventories	294,109	303,153
Less: Accounts payable (excluding cash overdrafts)	(105,262)	(92,985)

Variable Working Capital	343,989	317,970

Plus:
Cash and cash equivalents	64,029	31,162
Prepaids and other current assets	3,636	3,498
Deferred taxes	19,075	23,266
Less:
Current portion of long-term debt	(1,888)	(3,816)
Cash overdrafts	(7,076)	(15,244)
Revolving line of credit	—	—
Accrued expenses	(38,832)	(39,613)

Working capital	$382,933	317,223

We define Variable Working Capital as receivables plus inventories less accounts payable (excluding cash overdrafts). In no event should Variable Working Capital be considered as an alternative to working capital or any other GAAP measure as an indicator of our performance, nor should Variable Working Capital be considered as an alternative to working capital as an indicator of our relative liquidity to meet our obligations within an ordinary business cycle. We believe that Variable Working Capital is a useful measure, along with measurements under GAAP, in evaluating our financial performance and our ability to leverage sales and earnings from our Variable Working Capital. In addition, we use Variable Working Capital as a financial measure to evaluate our management of working capital and as a metric to measure contract and supplier performance.

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

Senior Secured Debt. On June 30, 2004, we entered into an amendment to the Credit Facility to reduce interest payments, change certain financial ratios and covenants and to permit limited repurchases and redemptions of outstanding securities. Our amended Credit Facility consists of a $200.0 million revolving credit and letter of credit facility due as a balloon payment in 2006, with availability determined by reference to a borrowing base calculated using our eligible accounts receivable and inventory and after deducting reserves required by the lenders. As of September 30, 2004, we had no borrowings outstanding under the Credit Facility and had issued letters of credit for $1.0 million. We had $185.0 million available for additional borrowings under the Credit Facility and our borrowing base was $186.0 million as of September 30, 2004. Until December 31, 2004, borrowings under the Credit Facility bear interest, at our option, at a Base Rate plus an applicable margin equal to 1.0% per annum; or at a Eurodollar Rate plus an applicable margin equal to 2.0% per annum. After December 31, 2004, borrowings under the Credit Facility bear interest based upon either: a Eurodollar Rate plus an applicable margin ranging from 1.5% to 2.25% depending upon our financial ratios or a Base Rate plus an applicable margin ranging from 0.5% to 1.25% depending upon the same financial ratios. We expect to utilize both of these interest rate options. As of September 30, 2004, the interest rate on the Credit Facility would have been 6.25%. A commitment fee of 0.5% is payable monthly in arrears on the daily unused portion of the Credit Facility. Obligations under the Credit Facility are collateralized by substantially all of our domestic assets and 65% of the stock of certain of our foreign subsidiaries. The Credit Facility also contains default clauses that permit the acceleration of all amounts due following an event of default at the discretion of the lenders, and lock-box provisions that apply our cash collections to outstanding borrowings. Based on the terms of the Credit Facility and pursuant to EITF Issue No. 95-22, “Balance Sheet Classification of Revolving Credit Agreement Obligations Involving Lock-Box Arrangements,” we classify amounts outstanding under the Credit Facility, if any, as current.

We also maintain a secured revolving credit facility in Canada with a total availability of Canadian $6.0 million. At September 30, 2004, we had no borrowings under this Canadian facility.

Debt Covenants. The Credit Facility contains various restrictive operating and financial covenants, including several that are based on earnings before interest, taxes, depreciation, amortization, extraordinary gains or losses, and one-time items, or Adjusted EBITDA.

We must comply with a maximum leverage ratio covenant that measures the ratio of our outstanding debt to our Adjusted EBITDA for the trailing four quarters. This maximum leverage ratio covenant was 3.25 to 1 at September 30, 2004 and will remain at that level for all periods thereafter. We must also comply with a minimum interest coverage ratio covenant that measures the ratio of our Adjusted EBITDA for the trailing four quarters to our interest expense during the trailing four quarters. The minimum interest coverage ratio covenant was 3.25 to 1 at September 30, 2004 and will increase to 3.50 to 1 for December 31, 2004 and all periods thereafter. Furthermore, we must maintain a tangible net worth of not less than $205.8 million plus 75% of the cumulative consolidated net income for each fiscal quarter ending on or after September 30, 2004. As of September 30, 2004, the required tangible net worth was $223.4 million. Finally, we must limit our capital expenditures to no more than $15.6 million, which includes $4.6 million of allowed carryover spending from prior years, and $11.0 million for each of 2005 and 2006 plus any unused carryover, up to a maximum amount of $10.0 million in such fiscal year.

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

The following table presents a reconciliation of our EBITDA and Adjusted EBITDA, as defined in the Credit Facility, to net earnings for the trailing four quarters ended September 30, 2004:

(In Thousands)	Fourth Quarter 2003	First Quarter 2004	Second Quarter 2004	Third Quarter 2004	Total
Net earnings	$9,406	9,977	13,465	10,021	42,869
Earnings from discontinued operations	125	—	—	—	125

Earnings from continuing operations	9,281	9,977	13,465	10,021	42,744
Plus:
Income tax expense	3,770	5,177	2,819	3,961	15,727
Interest and related expense	4,565	4,345	4,207	4,169	17,286
Depreciation and amortization expense	3,804	3,842	3,914	4,020	15,580

EBITDA	21,420	23,341	24,405	22,171	91,337
Noncash (gains) losses	(418)	(125)	615	(490)	(418)

Adjusted EBITDA	$21,002	23,216	25,020	21,681	90,919

The Adjusted EBITDA calculation above is prepared in accordance with the terms of the Credit Facility. The noncash gains and losses, which are included in the Adjusted EBITDA calculation in accordance with the terms of the Credit Facility, may occur again. The depreciation and amortization expense above excludes debt issue cost and debt discount amortization. Adjusted EBITDA is presented solely to provide information on our debt covenants, and EBITDA and Adjusted EBITDA should not be considered an alternative to operating results or cash flows calculated in accordance with GAAP.

Contractual Obligations. There have been no material changes in our contractual obligations as set forth in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2003.

New Accounting Pronouncements. In May 2004, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 106-2, or FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Beginning in 2006, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or Medicare Act, introduces a federal subsidy to sponsors of healthcare benefit plans in certain circumstances and a prescription drug benefit to eligible participants under Medicare. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Act. We adopted FSP 106-2 as of July 1, 2004. The adoption of this statement had no effect on our consolidated financial position and results of operations. The accumulated postretirement benefit obligation and net postretirement benefit cost for 2004 does not reflect the effects of the Medicare Act.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and foreign exchange rates. From time to time, we have used financial instruments to offset these risks. These financial instruments are not used for trading or speculative purposes. We did not experience any significant changes in market risk during the first nine months of 2004. Our market risk is described in more detail in “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

During the second quarter of 2004, our management discovered approximately $0.6 million of misappropriated funds which dated from 1999 to the present resulting from an internal control failure related to a lack of segregation of duties at our Singapore subsidiary. Due to the method used to effectuate the misappropriation of funds, the losses were in most cases expensed during the periods in which they actually occurred. These amounts were not material to the financial statements in any of the financial periods affected. During the second quarter of 2004, we terminated the employee and instituted additional internal controls over cash functions, including transferring responsibility for those functions to the Treasury and Accounting departments at Aviall’s headquarters. Our investigation is complete. The former employee has received a sentence of 51 months and we have obtained partial restitution amounting to $0.4 million. We are continuing efforts to obtain further restitution.

There were no changes to our internal control over financial reporting during our third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. At all times and even given the foregoing, we believe our disclosure controls and procedures provided reasonable assurance that information required to be disclosed in our reports under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC.

Under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we will be required to include a report containing our management’s assessment of the effectiveness of our internal control over financial reporting and a related attestation of our independent auditors, PricewaterhouseCoopers LLP (“PwC”), in our Annual Report on Form 10-K for the year ending December 31, 2004. Under the direction of our management, we have been working to complete a comprehensive review of the effectiveness of our internal controls as part of our ongoing efforts to prepare for compliance with the requirements of Section 404. PwC has likewise been working to evaluate management’s assessment and to test the design and operating effectiveness of the Company’s internal control over financial reporting. We are conducting this review and evaluation pursuant to a time schedule agreed with PwC. To date, it is the view of management that the work can be completed on a timely basis. If slippage occurs going forward and we are not able to adhere to the time schedule agreed upon, we have been informed that there can be no assurance that PwC will be able to complete their Section 404 assessment and report on internal control over financial reporting on a timely basis.

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

AVIALL, INC.

October 28, 2004	By:	/s/ Colin M. Cohen
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