Form 10-K
period 2004-12-31
AVIALL INC
filed 2005-03-16
CIK 701650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $398.0 million, computed on the basis of the closing sales price of the common stock on that date.

(For purposes of determining the above-stated amount, only directors, executive officers and 10%-or-greater stockholders have been deemed affiliates.)

The number of shares of common stock outstanding at March 4, 2005 was 33,353,650.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2005 Annual Meeting of Stockholders to be held on June 9, 2005 are incorporated herein by reference in Part III.

AVIALL, INC.

PART I

Item 1: Business

General

Aviall, Inc., or Aviall, is the largest independent global provider to the aerospace aftermarket of new aviation parts, supply-chain management and other related value-added services. We serve this market through our two wholly owned subsidiaries, Aviall Services, Inc., or Aviall Services, and Inventory Locator Service, LLC, or ILS. Aviall Services provides new aerospace parts and related supply-chain management services to the global aviation industry, and ILS operates electronic marketplaces for buying and selling parts, equipment and services for the global aviation, defense and marine industries.

Aviall Services purchases a broad range of new aviation parts, components and supplies from approximately 220 original equipment manufacturers, or OEMs, and resells them to over 18,500 government/military, general aviation/corporate and commercial airline customers, including over 300 airlines. Aviall Services also provides value-added services to our customers and suppliers, such as repair and assembly services, supply-chain management services and information-gathering and delivery services.

ILS operates electronic marketplaces for buying and selling parts, equipment and services for the global aviation, defense and marine industries. With more than 14,000 users in over 85 countries, ILS’s electronic marketplaces contain more than 55 million line items representing over five billion parts for sale. ILS also maintains databases of over 119 million cross-referenced United States, or U.S., government records, allowing users to research manufacturers and prices for specific parts, locate alternate parts, find additional uses and markets for parts and review U.S. government procurement histories. ILS has been the leader in aerospace electronic marketplaces for more than two decades.

Between 1932 and 1934, three aircraft service and parts supply organizations combined their operations to form a company that would eventually be the core business unit in the formation of our corporate predecessor in 1981. In 1993, both Aviall and Aviall Services were incorporated as Delaware corporations, and then Ryder System, Inc. distributed the stock of Aviall to its shareholders. ILS was originally incorporated in 1979 as a Tennessee corporation and became a subsidiary of Aviall in 1993. ILS was reorganized as a Delaware limited liability company in March 2001. We have a number of trademarks, including our registered trademarks, “Aviall” and “ILS,” and our common law trademarks, “Bid Quest” and “Contact to Contract.”

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports will be made available free of charge through the Investor Relations section of our Internet Web site, http://www.aviall.com, or aviall.com, as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC.

Recent Developments

•	On January 28, 2005, we entered into a distribution agreement with GE Engine Services, LLC and General Electric Company, or GE, whereby GE has appointed us as the exclusive worldwide distributor of unique parts for the GE CF6-50 and CF6-80A, or CF6, engines. We paid GE a total of $160.1 million for these distribution rights and initial CF6 product inventory. We currently expect that this agreement will generate approximately $5 billion in revenue during its term, with anticipated average annualized yearly sales of $300 million for the initial ten years of the agreement.

•	On January 28, 2005, we entered into an amendment to our senior credit facility, or the Credit Facility, that increased the facility size from $200 million to $260 million, restructured the borrowing base, extended the termination date and changed certain financial ratios and covenants.

•	Our management completed its required assessment of effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and concluded our internal control was effective as of December 31, 2004. PricewaterhouseCoopers LLP, or PwC, an independent registered public accounting firm, issued an opinion that our management’s assessment is fairly stated in all material respects. Additionally, PwC completed their own evaluation of our internal control over financial reporting for 2004 and issued an opinion that we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004. See “Item 9A: Controls and Procedures” in this Annual Report on Form 10-K for management’s report.

•	In January 2004, we filed a shelf registration statement with the SEC relating to potential offers and sales from time to time (1) by us of up to $200.0 million of our debt securities, preferred stock, common stock, warrants or units, and (2) by affiliates of The Carlyle Group, or the Carlyle Investors, of up to 7,000,000 of the 11,363,378 shares of our common stock beneficially owned by them, all at prices and on terms to be determined at the time of the specific offering. The SEC declared the shelf registration statement effective on March 8, 2004. On February 8, 2005, the Carlyle Investors sold 4.0 million shares of Aviall common stock. When aggregated with their sale of 2.5 million shares in May 2004, the Carlyle Investors have now reduced their beneficial ownership of our common stock from approximately 36% to approximately 14%. The shelf registration statement has 500,000 shares of common stock registered on behalf of the Carlyle Investors that remain available for sale in the future. We do not have any current commitments or immediate plans to sell any securities on our behalf. The Carlyle Investors retain approximately 3.9 million shares which have not been registered with the SEC, but they can require us to register these shares at any time.

Industry Overview

Aerospace Parts, Components and Supplies. The global market for aerospace parts, components and supplies generally consists of two related segments: the new aerospace parts segment and the aerospace aftermarket parts segment. The new aerospace parts segment is comprised of parts installed during the construction of new aircraft or engines. OEMs typically sell new aerospace parts, components and supplies for use on airframes or engines under construction directly to aircraft manufacturers and their subcontractors, such as Boeing, Raytheon, Lockheed Martin and European Aeronautic Defense and Space Company. The aftermarket parts segment is comprised of parts needed for the scheduled and unscheduled maintenance, repair and modification of aircraft already in use, and can be further divided into two distinct groups: the new parts group and the redistribution group. In the aftermarket segment’s new parts group, OEMs and their distributors sell new aerospace parts, components and supplies for use on existing airframes and engines. In the aftermarket segment’s redistribution group, aerospace parts dealers, airlines and others sell used, surplus and repaired aerospace parts or components for use on existing airframes and engines. Many operators in the aftermarket segment also provide maintenance and repair services for aerospace parts and components.

Aftermarket aerospace parts generally fall into two categories: consumable parts or supplies and repairable parts or components. Consumable parts or supplies (such as turbine igniters, lamps, filters, lubricants and other fluids) are consumed during use or disposed of after being used. Repairable parts or components generally can be overhauled and reused more than once.

Generally, new aircraft and helicopters are covered by comprehensive warranties ranging from two to five years after initial delivery. During this warranty period, OEMs and their suppliers provide most repairable parts and components to owners and operators. As a result, aftermarket suppliers generally sell aerospace parts and components for use on airframes and engines that are out of warranty, including out-of-production airframes and engines. Unlike repairable parts, consumable parts and supplies are generally not covered by OEM warranties and are typically purchased from OEMs or their distributors in the aftermarket.

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

Aviall Services primarily operates in the aftermarket segment’s new parts group, in which Aviall Services provides primarily new aerospace parts, components and supplies on behalf of OEMs mainly to government/military procurement agencies, commercial airlines, airfreight carriers, corporate flight departments, flight schools, fixed-based operations, OEMs, helicopter fleet operators, other U.S. and foreign governmental agencies and other distributors for installation on aircraft. In addition, Aviall Services provides primarily new aerospace parts, components and supplies on behalf of OEMs to maintenance and repair facilities for installation on military, commercial, general aviation and corporate aircraft, including helicopters, undergoing repair. Aviall Services also operates 20 repair and final assembly shops in cooperation with selected suppliers.

ILS principally operates in the aftermarket segments of the industries it serves. Through its electronic marketplaces, ILS provides information and functionality for its subscribers and manages electronic commerce, or e-commerce, technology for buyers and sellers of new and used, surplus and repaired aviation and aerospace parts and components, as well as repair services. In addition, ILS offers similar services for the commercial marine and U.S. defense procurement industries.

According to Overhaul & Maintenance, a leading industry publication, the global commercial maintenance, repair and overhaul market in which Aviall Services participates is currently at least $37 billion in size. Based on our experience with maintenance and repair organizations, we believe that approximately half of this amount results from labor or service charges. As a result, we believe the approximate sales value of all new, refurbishable and consumable aerospace parts, components and supplies is at least $18 billion annually. We do not believe the marketplace as defined includes major new components, such as engines or retrofitted and upgraded electronics, nor the work performed on military aircraft by the various military organizations. We believe it does, however, include the parts used in the overhaul or installation of engines and electronics. For additional information concerning our revenue by operating segments and geographic information, see “Note 19 - Segments and Related Information” to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Industry Trends. Our operations and results of operations are affected by the general economic climate, particularly as it influences flight activity in the government/military, general aviation/corporate and commercial airline sectors. We benefit from our participation in all aviation sectors in the global aviation aftermarket where we generate revenue from the aviation sectors of many countries other than those in North America.

Beginning in 2001, most commercial airlines and airfreight carriers were affected by the global economic slowdown and reported significant losses, substantially reduced their operations, retired older aircraft and deferred nonessential aircraft maintenance and overhaul services. Since that time, several commercial airlines have filed for bankruptcy protection. These events resulted in a reduced demand for new commercial airline replacement parts that we sell. While domestic commercial airlines saw traffic levels increase in 2004, recent increases in fuel prices have hampered the recovery trend. The length of time required for a full recovery of the global commercial airline sector is not known. At the same time, the U.S. military and certain foreign militaries that utilize airframes powered by the Rolls-Royce Model T56, or RR T56, engine significantly increased their flight activities in connection with their increased military operations around the world producing a higher rate of maintenance activity. We anticipate a continuation of these flight activities in 2005. General aviation/corporate flight activity grew during 2004 and may also grow in 2005, particularly if fuel prices decrease.

We believe purchasers of aerospace parts, components and supplies are increasingly using larger, more technically advanced suppliers that have broad product offerings and provide superior parts availability, customer service and delivery times. We believe these purchasers are seeking to reduce their number of suppliers to lower procurement and inventory costs, streamline buying decisions, reduce delivery times and improve service levels and their knowledge of the marketplace. In addition, OEMs are increasingly seeking to outsource their supply-chain management functions for their mature product lines to parts distributors. The OEMs believe that distributors can more efficiently deliver their products and provide them with valuable forward-looking information on customer demand. We believe these industry trends favor large, well-capitalized, technologically advanced aftermarket providers, such as Aviall Services, that have broad product offerings and can deliver supply-chain management resources. During the past few years, a number of aerospace products suppliers have consolidated or combined their operations, and a number of OEMs have outsourced portions of their supply-chain management functions. We believe OEMs will continue to outsource and that we have already received some of the benefits of this trend.

Aviall Services

New Parts Distribution and Logistics. Aviall Services purchases new aerospace parts, components and supplies from over 220 OEMs and resells them through our network of 39 customer service centers located in North America, Europe, Asia, New Zealand and Australia. Our ISO 9001-2000 registered central warehouse, which is located at Dallas-Fort Worth International Airport, or DFW Airport, stocks nearly 46,000 line items ranging from sophisticated turbine engine parts and components to lubricants, lamps and other consumable items. We also stock high-demand items in various customer service centers located near our customers around the world.

Our customers include government/military procurement agencies, commercial airlines, airfreight carriers, maintenance and repair organizations, corporate flight departments, flight schools, fixed-based operations, OEMs, helicopter fleet operators, other U.S. and foreign governmental agencies and other distributors. The following table depicts Aviall Services’ percentage of net sales in 2004 and 2003 by customer sector and to its ten largest customers and largest customer:

	2004	2003
Customer sector:
Government/military	51%	53%
General aviation/corporate	25%	26%
Commercial airline	24%	21%
Ten largest customers	50%	50%
Largest customer (Rolls-Royce)	38%	41%

We currently expect Rolls-Royce to remain our largest customer in 2005. Our sales to Rolls-Royce relate primarily to its role as prime contractor for RR T56 parts to the U.S. military. Pursuant to the RR T56 agreement, we ship U.S. military orders on behalf of Rolls-Royce and then invoice Rolls-Royce for the parts shipped. As a result, because we purchase all RR T56 parts from Rolls-Royce and the majority of RR T56 parts we sell are on behalf of Rolls-Royce, Rolls-Royce is both our largest customer and our largest supplier.

Suppliers. Aviall Services has developed strong relationships and alliances with suppliers to which we offer in-depth sales and marketing coverage, advanced inventory management, forecasting and order processing, and direct electronic communications with end-users of their products. The following table sets forth some of the products we sell for our major suppliers:

Original Equipment Manufacturer	Product(s)
Rolls-Royce	Engine parts, modules and publications

Honeywell	Fuel controls, engine systems and accessories, aircraft lighting and electronics, aircraft fasteners, environmental control systems and batteries

Goodrich	Ice protection systems, wheel and brake parts, lighting systems, sensors, fuel nozzles and emergency equipment

Avox Systems	Oxygen systems

TransDigm	Ignition systems, filters, pumps, cables, valves, batteries, chargers and heaters

In addition, we recently entered into the GE CF6 agreement and expect GE to become one of our significant suppliers during 2005.

Our business strategy is to obtain additional aftermarket parts supply contracts, including large, long-term, exclusive contracts with leading OEMs. This strategy is relatively new in the aerospace industry. In the past, we believe most of our suppliers have been forced to make significant investments in the distribution and supply-chain support required when new components are initially incorporated into an airframe or aircraft engine. Specifically, these aerospace OEMs have been compelled to either provide their own distribution or to appoint dealers or distributors, which they sometimes also had to finance. Further, because parts and components can have long product life spans, this distribution and supply-chain infrastructure sometimes has to be available to support a product for more than 50 years. Generally, these OEMs have viewed the distribution and aftermarket supply-chain elements of their organizations to be of limited value to their core manufacturing operations. As a result, Aviall has been able to provide a valuable service to OEM aerospace manufacturers by focusing on the outsourced provision of these ancillary distribution and supply-chain operations from a centralized, technology-driven platform. By contracting their exclusive aftermarket new parts distribution through our extensive network, we believe these OEMs have been able to achieve one or more of the following benefits:

•	lower inventory and associated storage costs;

•	higher returns on assets and invested capital;

•	a clearer understanding of demand and demand timing due to the derivation of all orders from a single source;

•	the ability to discretely identify manufacturing costs for new production lines and for spare parts;

•	lower distribution costs as a result of our extensive global resources that serve more than 220 suppliers; or

•	use of our leading technology for demand forecasting and supply-chain management, while avoiding related capital investments.

We believe that this set of competitive advantages is compelling for adoption by OEMs that seek to remove costs from their business despite being saddled with low production volumes and increasing regulation, particularly on new products. However, the aerospace industry has demonstrated a very slow adoption rate of both technology and business management change, so we may not be successful in convincing a significant number of OEMs to adopt the solutions that we offer. If we are unable to do so, our growth strategy would be impaired, and we would then rely on the smaller incremental gains that could be obtained either from the limited market growth, which is often tempered by business cycles, or market-share improvements.

Significant Parts Contracts. We have two significant, long-term agreements with Rolls-Royce. In addition, we have a series of contracts with Honeywell to sell new aerospace parts and components, which in the aggregate are significant. Under each of these agreements, we are the primary aftermarket supplier of these new parts and components, and we purchase these parts and components at a contractual discount from the manufacturers’ list prices. We also assist in managing the supply-chain functions for these product lines, including marketing, order administration, warehousing, inventory management, including demand forecasting, product sales and documentation support. Additional information about these agreements is summarized below.

Sales of parts from Rolls-Royce accounted for approximately 55% and 60% of Aviall Services’ net sales in 2004 and 2003, respectively. Sales of parts from Honeywell accounted for approximately 10% and 6% of Aviall Services’ net sales in 2004 and 2003, respectively.

Rolls-Royce Model T56 Parts Agreement

We have a contract with Rolls-Royce for the worldwide aftermarket fulfillment rights to sell new parts it produces for the RR T56 series gas turbine engine until December 31, 2011.

The RR T56 military turboprop, which includes its Model 501-D commercial turboprop, is the leading large turboprop engine in the world as measured by units sold and operating hours. The RR T56 military turboprop is installed primarily on the Lockheed Martin C-130 Hercules cargo plane, the Northrop Grumman E-2C Hawkeye, or E-2C, early warning aircraft and the Lockheed Martin P-3 Orion patrol aircraft, all of which are flown primarily by the U.S. military and foreign militaries. The Model 501-D commercial turboprop is installed primarily on the L-100/300, Convair 580 and the Lockheed Electra, which provide commercial passenger and cargo service in various countries around the world. Since their introduction in 1954, nearly 17,000 RR T56 and Model 501-D turboprops have been installed on a variety of propeller-driven aircraft. Over 8,000 RR T56 and Model 501-D series engines are currently in service. Rolls-Royce has entered into an agreement with the U.S. Navy to provide new production RR T56-427 engines for the E-2C through 2005.

Rolls-Royce may terminate the agreement for convenience after January 1, 2007 upon 120-days’ prior written notice. In addition, Rolls-Royce may terminate the agreement:

•	upon a change of control of Rolls-Royce;

•	if we are acquired by one of Rolls-Royce’s competitors;

•	if we are acquired and the acquisition causes our credit rating to fall; or

•	if we become bankrupt or insolvent or materially breach the agreement.

In 2005, we have committed to purchase $411.5 million of RR T56 engine parts from Rolls-Royce. We currently have no future contractual inventory purchase commitments beyond 2005, except those required under normal purchasing lead times, which can be up to twelve months or longer.

Honeywell Parts Agreements

We have two agreements with Honeywell to sell new Honeywell engine systems and accessories, or ESA, and environmental control systems, or ECS, until March 31, 2011 and June 27, 2012, respectively. ESA includes fuel control units and associated devices that are used on various business, regional and military aircraft. ECS includes cabin pressurization and air conditioning parts and components used on a wide variety of commercial aircraft, such as the Airbus A300/310 and Boeing 727, 747, DC-9, DC-10, MD-11 and MD-80.

Although our rights under these agreements are not exclusive, Honeywell must provide us with a purchase credit towards our future purchases for each part that Honeywell sells directly to a third party, other than excluded customers.

In September 2003, we expanded the parts covered by our aftermarket representation of Honeywell by entering into an additional agreement with Honeywell Lighting & Electronics. The new ten-year agreement awarded us with the aftermarket parts sales, including marketing, order administration, warehousing and product distribution, for Honeywell airline and general aviation lighting and electronic products until September 30, 2013. We expect the market for these products to remain stable over the term of this agreement.

Rolls-Royce Model 250 Parts Agreement

We have a contract with Rolls-Royce for the exclusive right to sell all parts, modules and related technical publications it produces for the Rolls-Royce Model 250, or RR 250, series engine until January 1, 2010. The RR 250 engine powers more than 125 different helicopter and fixed-wing aircraft in both the commercial and military sectors, making it the most popular engine in the turbine-powered light helicopter market. Since the introduction of the RR 250 in 1965, 28,500 RR 250 engines have been delivered and have accrued over 170 million flight hours. More than 14,000 of these engines are currently in service, primarily on commercial helicopters.

Either party may terminate this agreement for convenience by giving 120-days’ prior written notice to the other. In addition, Rolls-Royce may terminate this agreement on terms substantially similar to those of the RR T56 contract. We currently have no future contractual inventory purchase commitments, except those required under normal purchasing lead times, which can be up to twelve months or longer.

GE CF6-50 and CF6-80A Parts Agreement

On January 28, 2005, we entered into the GE CF6 agreement whereby GE has appointed us as the exclusive worldwide distributor of unique parts for GE CF6 engines. The term of the GE CF6 agreement will continue as long as either CF6 engine is operational on an airworthy aircraft. However, GE may terminate this agreement prior to this time:

•	if we breach a restriction that prohibits us from selling, manufacturing or distributing certain engine parts that compete with GE OEM engine parts;

•	if our on-time delivery of parts to customers falls below a minimum level;

•	if we experience a change of control that results in us being acquired by a competitor of GE’s aircraft engine business or other types of parties more specifically identified in this agreement; or

•	if we materially breach this agreement.

In connection with the GE CF6 agreement, we entered into a separate agreement with General Electric Company whereby GE and its affiliates have agreed to purchase their requirements for CF6 products from us. This parts supply agreement will remain in effect for the term of the GE CF6 agreement. We expect to sell a significant amount of CF6 products to GE and its affiliates under this parts supply agreement for the overhaul of CF6 engines owned by third parties.

Repair and Final Assembly Shops. We operate a total of 20 overhaul, repair and final assembly shops authorized by the relevant civil aviation authority in cooperation with selected suppliers. We test, restore and recharge nickel-cadmium aviation batteries at our seven battery service centers. We inspect, repair and modify aircraft wheels and brakes at our seven wheel and brake overhaul and repair shops. We operate five hose assembly shops for selling and assembling a wide variety of aircraft hoses. We also test and repair aircrew oxygen cylinders at our oxygen shop. In 2004 and 2003, net sales from these repair and assembly activities, including parts used in these activities, represented approximately 6% and 5%, respectively, of Aviall Services’ net sales.

Technology. We believe our order fulfillment, customer relationship management and e-commerce technologies enhance Aviall Services’ high customer service standards and provide us with a competitive advantage. We also believe the demonstrated scalability of our hardware and software technologies will continue to enable Aviall Services to increase net sales with lower corresponding expense growth. Aviall Services’ integrated data system accesses information on parts availability, pricing and order status, and performs order entry on a real-time basis from anywhere in the world. This system facilitates same-day shipments to our customers worldwide.

Aviall Services also offers advanced electronic data interchange communications, which provide direct customer access to its inventory management and retrieval system. In addition, customers can access our order-management system over the Internet at our award-winning Web site, aviall.com, which enables customers to search for parts using an online catalog, determine parts availability, place orders, request quotes and check order and quote status. We built this enhanced Web site with the primary goal of creating customer- and supplier-friendly functionality and increasing productivity.

We plan to upgrade our enterprise resources planning software during 2005 to our current supplier’s latest version. We plan to use internal resources, as well as the supplier and other outside software consultants, to implement the upgrade during 2005. To mitigate the risks associated with the implementation, we have installed a full hardware and software test environment, separate from our operating environment, to thoroughly test and validate the upgrade. While we have experience with the software and a detailed implementation plan, all software implementations of this complexity have inherent risks. We believe our plan mitigates any potential major disruption to our business from implementing the upgrade.

Sales and Marketing. Aviall Services’ sales and marketing efforts emphasize advanced e-commerce capabilities, breadth of product offering, competitive pricing, attention to customer service and value-added functions through advanced systems and inventory management/logistics applications.

We conduct direct sales and marketing efforts through a team of employees worldwide, supplemented by third-party sales representatives located throughout Europe, the Middle East and the Asia-Pacific region. These employees and representatives meet regularly with our customers to solicit orders by offering solutions to our customers’ requirements and procurement needs. In addition, these employees and representatives also work with our customers and suppliers to identify new market opportunities and provide support for existing products. This gives our customers the opportunity to improve their inventory efficiency, increase revenue and offer enhanced services to their end-users.

Our sales staff works closely with our customer service center managers and our inventory provisioning group to ensure that inventory availability and customer service levels are maintained. Our staff conducts frequent meetings with key suppliers to provide information to our customers about new product introductions, as well as to obtain marketing and sales training. From time to time, Aviall Services also directly surveys its customers to measure our performance against expectations and to identify opportunities for improvement. In addition, from time to time, Aviall Services sponsors parts and maintenance symposia, with participation by both suppliers and customers, at which suppliers showcase new product lines and provide related technical training. These symposia provide us with an important forum that allows us to communicate with our customers and to obtain candid feedback from both our customers and end-users.

In addition, we believe Aviall Services’ parts catalog, which is published approximately every three years, is the recognized industry standard for parts and applications in the general aviation/corporate sectors. We currently offer the catalog in compact disk, Web-based and paper versions. Aviall Services also uses institutional advertising, co-op advertising programs with suppliers and direct mail programs, and sends representatives to a number of industry trade shows around the world to ensure its name, products and services are visible in the market.

Competition. The market for new, repairable and consumable aerospace parts, components and supplies is large but also highly fragmented with no single competitor holding a dominant position. Aviall Services’ competitors for the sale of new aerospace parts, components and supplies include independent distributors and redistribution suppliers. However, the largest competitors are the captive distribution organizations of aerospace OEMs. Accordingly, we believe the aerospace OEMs, through their captive distribution organizations for their OEM parent companies, represent our primary growth opportunities. Since Aviall Services has maintained and materially strengthened its position as the leading independent provider of new aerospace parts, components and supplies in the aftermarket, we believe we can offer the best and most cost-effective distribution alternative for these OEMs on the basis of availability, price and quality of products and services and the level of service to their customers.

Inventory Locator Service

General. For over 25 years, ILS has profitably served as an electronic marketplace for geographically dispersed buyers and sellers of parts, equipment and services in the aerospace industry and has operated electronic marketplaces for the marine industry and the U.S. and international government procurement markets. At December 31, 2004, ILS had more than 14,000 users in over 85 countries. ILS operates online electronic marketplaces enabling its aerospace, marine and government subscribers to purchase or list parts, equipment and services for sale within a diverse community of users. Sellers list their parts, equipment and services on ILS’s databases to attract buyers from around the world, open new markets and increase sales. ILS’s parts databases enable buyers to quickly locate new, used and refurbished parts from multiple sources or to locate alternate parts when needed. ILS’s parts databases list more than 55 million line items, representing over five billion parts. In addition to its core parts, equipment and services databases, ILS provides access to over 119 million records of U.S. government information. This information allows users to research manufacturers of specific parts, locate alternate parts, find additional uses and markets for parts and review U.S. government procurement histories to determine values for parts. ILS is continually adding to its e-commerce services, which already include online requests for quotes, automated search capabilities, Web-linked communications, maintenance, repair and overhaul e-marketplace, integration capabilities, inventory valuations, catalog services, government bid alerts, e-mail tools and fax capabilities.

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

Sales and Marketing. ILS markets its electronic marketplaces to both buyers and sellers in the aerospace and marine industries and the U.S. and international government procurement markets. ILS is headquartered in Memphis, Tennessee and maintains regional offices in Atlanta, Seattle, Singapore and Hong Kong. ILS also has independent sales representatives in the United Kingdom, the United Arab Emirates and Canada. In addition, ILS has representatives in areas where it has major concentrations of customers to provide them with training and technical support.

Each year, ILS demonstrates its services at a number of trade shows around the world as a means of reaching prospective customers. In addition, ILS uses banner advertising, real-time demonstrations held on-site, advertising in major aerospace and marine industry publications, and active public relations campaigns to provide additional exposure and generate leads for the ILS sales team. ILS also offers onsite and online seminars and training sessions to assist customers in maximizing the value they receive from ILS’s services.

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

Employees

As of December 31, 2004, we had 939 employees, none of whom is represented by collective bargaining units, except for fewer than ten employees residing in The Netherlands. We believe that our relationships with our employees are good.

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

Environmental. Aviall Services’ business includes parts repair operations that require the use, storage and disposal of certain chemicals in small quantities. These chemicals are regulated under federal, state, local and foreign environmental protection laws that require us to eliminate or mitigate the impact of these substances on the environment. We have implemented programs to detect and minimize contamination. Due to the small quantities of chemicals used and the current programs in place, we do not anticipate any material environmental liabilities or significant capital expenditures related to these ongoing operations will be incurred in the future to comply or remain in compliance with existing environmental regulations.

Additionally, some of the products, such as chemicals, oxygen generators, oxygen bottles and life rafts that we sell to our customers contain hazardous materials that are subject to FAA regulations and federal, state, local and foreign environmental protection laws. If we ship such products by air, we share responsibility with the air carrier for compliance with these FAA regulations and are primarily responsible for the proper packaging and labeling of these items. If Aviall Services mislabels or otherwise improperly ships hazardous materials, it may be liable for damage to the aircraft and other property, as well as substantial monetary penalties. Any of these events could have a material adverse effect on our financial condition or results of operations. The FAA actively monitors the shipment of hazardous materials.

In addition, some of our previously owned businesses used chemicals classified by various federal, state, local and foreign agencies as hazardous substances. We retain environmental liabilities related to these businesses for the period prior to their sale. Changes in estimates of these retained environmental liabilities are classified as other gains and losses in continuing operations or as discontinued operations depending on the accounting treatment that applied at the time the decision was made to exit the business. For further discussion, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters” in this Annual Report on Form 10-K and “Note 17 - Environmental Matters” to our consolidated financial statements included in this Annual Report on Form 10-K.

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

A number of risks and uncertainties could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause our actual results to differ materially from the forward-looking statements are set forth in this Annual Report on Form 10-K, included under “Item 1: Business – Risk Factors.” Other factors may cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K, and, except as required by law, we do not undertake any obligation to publicly update or revise our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements.

Risk Factors

Our dependence on the aerospace industry makes us susceptible to negative trends and adverse economic conditions in the aerospace industry.

Virtually all of Aviall Services’ net sales and operating income are derived from the sale of parts, components, supplies and services to customers in the global aerospace and defense industry. As a result, Aviall Services’ business is directly affected by trends and economic factors that affect flight activity and costs in the aerospace industry, including fuel prices, economic cycles, inflation, labor demands and instability and regulatory oversight, as well as other factors that affect flying activity by the U.S. military and its allies.

Reduced flight activity and increased fuel and other costs generally result in reduced demand for parts, components, supplies and services by customers in the aerospace industry. Increased fuel and other costs may also affect the financial health and continued viability of customers in the aerospace industry. Because a high proportion of Aviall Services’ operating costs are relatively fixed, reduced sales have a negative impact on its margins and earnings, as lower gross profits cannot be offset by lower expenses. Further, because we purchase parts, components and supplies from our suppliers in advance of orders from our customers based upon our estimates of future demand, reduced demand may have a materially detrimental impact on our cash flow and earnings. If expected sales do not materialize, our inventory levels could increase, resulting in increased financing requirements and interest expense and reducing the credit available under the Credit Facility.

Over the past four years, the demand for commercial air transport has been reduced by a global economic slowdown, terrorist attacks and their aftermath, and military activity in Iraq and Afghanistan, which has accelerated retirement of older aircraft and caused the deferral of nonessential aircraft maintenance and overhaul services. This has reduced the demand for our parts, components and supplies used on commercial aircraft. In addition, some air operations have been reduced because commercial airlines, airfreight carriers and other commercial airline-related firms around the world are experiencing large financial losses, which in some cases have resulted in bankruptcies. Although passenger and freight traffic increased in 2004, we cannot predict the length of time required for a recovery of the long-term viability of the global commercial aviation sector, particularly in the U.S. Further, any recovery could be hindered by a number of factors, including slower economic growth, foreign political instability, acts of war or terrorism or higher fuel prices.

In recent periods, we have relied heavily on increased flight activity by U.S. and foreign militaries of aircraft fitted with the RR T56 series engine to offset the decrease in commercial aviation activity. The U.S. military and certain foreign militaries may not sustain their current levels of flight activity; therefore, the demand for parts and components for military aircraft utilizing the RR T56 engine may be reduced. As a result, we may be unable to realize fully all of the benefits that we hope to receive from our RR T56 engine parts agreement with Rolls-Royce. Moreover, if some or all of these militaries were to effect an extensive, protracted grounding of their fleets of C-130 Hercules aircraft, the primary aircraft on which RR T56 engines are fitted, our business would be severely affected. Under the terms of our agreement with Rolls-Royce, we are required to purchase $411.5 million of RR T56 engine parts from Rolls-Royce in 2005. As of February 28, 2005, we have purchased $58.7 million of RR T56 parts. If demand for RR T56 engine parts decreases substantially, our inventory levels of RR T56 engine parts could grow to be larger than needed to support our sales, increasing our financing requirements and interest expense and reducing the credit available under the Credit Facility.

In 2005 and beyond, we expect to generate significant sales of CF6 engine parts. Currently, the end-users of a majority of CF6 engine parts consist of a relatively small number of commercial passenger and freight airlines. As a result, our ability to realize fully all of the benefits we hope to receive from the GE CF6 agreement will depend on the continued operation of aircraft using CF6 engines by these airlines or by third parties if these airlines discontinue the use of those aircraft. If several of these commercial passenger or freight airlines reduce their demand for CF6 engine parts due to economic or other factors or if there is an extensive, protracted grounding of CF6 engines or aircraft using CF6 engines, our business could be severely affected.

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

We may face difficulty in integrating the GE CF6 agreement to provide CF6 engine parts into our business. If we fail to integrate the GE CF6 agreement successfully, or it is otherwise terminated, our business and the value of our common stock could be materially adversely affected.

On January 28, 2005, we entered into the GE CF6 agreement. Subject to earlier termination, the term of this agreement will continue for so long as either CF6 engine is used on an airworthy aircraft. We currently anticipate this agreement will generate approximately $5 billion in revenue during its term, with anticipated average annualized yearly sales of $300 million per year for the initial ten years of this agreement. The integration into our current business structure of this agreement, and our duties and responsibilities under it, may place significant burdens on our management and operations. Accordingly, our business and future operating results will depend on the ability of our officers and other key employees to implement this agreement effectively and efficiently. Our failure to implement this agreement successfully could have a material adverse effect on our business, financial condition, results of operations or the market value of our common stock.

Although the GE CF6 agreement is not scheduled to terminate while either CF6 engine is used on an airworthy aircraft, GE may terminate this agreement if we materially breach it. In general, GE may also terminate this agreement if we are acquired by a competitor of GE’s aircraft engine business or a party that, in GE’s good faith judgment and reasonable discretion, does not have the resources and expertise to perform our obligations under this agreement or does not have a reputation for integrity, sound business ethics and compliance with laws. In addition, GE may terminate this agreement if our delivery performance under it falls below certain specified levels. In the event that GE terminates this agreement, our business, results of operations and financial condition would likely be materially adversely affected.

If Rolls-Royce or Honeywell terminates or limits their relationships with us, our net sales could decline substantially and our business could be adversely affected.

We have two significant, long-term agreements with Rolls-Royce to sell its parts. In addition, we have several long-term agreements with Honeywell to sell its parts, which are significant in the aggregate. During 2004, 55% and 10% of Aviall Services’ net sales were derived from sales of parts from Rolls-Royce and Honeywell, respectively. We expect these agreements to continue to represent a substantial percentage of our future net sales.

While our agreements with Honeywell and Rolls-Royce are ten-year agreements, each of these agreements, unlike the GE CF6 agreement, contains a termination-for-convenience provision. These provisions allow the other party to terminate the agreement on the dates set forth below, subject to receipt of advance written notice and any other specific requirements of the applicable contract, which in some instances include an obligation for the other party to pay a termination fee or repurchase inventory.

Supplier	Parts	Earliest Date for Notice of Termination for Convenience	Notice Requirement
Rolls-Royce	RR T56 engine parts	January 1, 2007	120 days

Rolls-Royce	RR 250 engine parts	January 1, 2003	120 days

Honeywell	Hydromechanical controls for RR 250 and Honeywell LT101 series engines	January 1, 2002	60 days

Honeywell	Honeywell ESA and ECS	April 1, 2006	60 days

Honeywell	Honeywell ESA and ECS	June 27, 2007	30 days

Honeywell	Hydromechanical controls for RR T56 engines	June 30, 2004	60 days

Honeywell	Airline and general aviation lighting and electronic products	October 1, 2007	60 days

Honeywell and Rolls-Royce may also terminate these agreements if we materially breach or fail to make payments under these agreements, or if we become bankrupt or insolvent or commence bankruptcy proceedings. Furthermore, Rolls-Royce may terminate our agreements to provide RR T56 engine parts and RR 250 engine parts upon 120-days’ prior written notice upon a change of control of Rolls-Royce, if we are acquired by a competitor of Rolls-Royce, or if we are acquired by a person that is not a competitor of Rolls-Royce and the acquisition causes our credit rating to fall.

In the event that Rolls-Royce or Honeywell discontinues production of the items we sell or terminates or fails to perform under our agreements with them, and we are otherwise unable to obtain the parts we need to fulfill our customers’ orders, our results of operations would likely be materially adversely affected.

Our largest customers represent a major percentage of our total business and loss of all or some of these customers could have a material adverse effect on our operating results.

In 2004, Aviall Services’ ten largest customers represented, in the aggregate, approximately 50% of its net sales, and Rolls-Royce, its single largest customer, accounted for approximately 38% of its net sales. The sales to Rolls-Royce relate primarily to its role as prime contractor for supplying RR T56 parts to the U.S. military. The loss of Rolls-Royce or the loss of the business that we conduct through Rolls-Royce with the U.S. military would, and the loss of all or some of these other large customers could, have a material adverse effect on our business, financial condition or operating results.

Our corporate headquarters, distribution network hub and approximately 90% of the value of our inventory reside in the same building. If we lose access to, or use of, this building, our business would be interrupted, which could adversely affect our business and operating results.

Our corporate headquarters at DFW Airport is the hub for our distribution network. Approximately 90% of the value of our inventory resides in this building, and we receive and ship the majority of our inventory from this location. If we were unable to access this building because of security concerns, a natural disaster or otherwise or if this building were destroyed or materially damaged, our business would be materially adversely affected.

Furthermore, any damage to the building could damage some or all of the inventory stored in the building. If inventory is damaged, the FAA could require us to inspect each item before sale, which could take a protracted amount of time and cause us to lose sales and customers. Any material loss of sales or customers would have a material adverse effect on our business and results of operations.

While we have a disaster recovery plan to manage the use of our information technology and deal with telecommunications interruptions and other disasters, this plan has not been tested in a disaster-equivalent environment. In addition, we have business interruption insurance to both offset the cost of, and compensate us for, any event that interrupts our operations. However, the coverage may not be sufficient to compensate us for all potential losses and the conditions to the coverage may preclude us from obtaining reimbursement for some potential losses. While we have attempted to match our coverage to the most likely potential disasters and events that could interrupt our business, we may not have been able to foresee all the costs and implications of a disaster or other event and, therefore, the coverage may not be sufficient to reimburse us for our losses. Any material losses for which we are unable to obtain reimbursement may have a material adverse effect on our financial results.

Our significant indebtedness and other contractual obligations could adversely affect our financial health.

As of January 31, 2005, we had $307.4 million of debt outstanding, including capital lease obligations. We also had significant commitments under our parts contracts with Rolls-Royce and GE. In 2005, we have committed to purchase significant amounts of RR T56 parts from Rolls-Royce and CF6 parts from GE. We also have significant obligations under operating leases.

As of January 31, 2005, we had approximately $154.1 million of floating rate borrowings outstanding. In addition, the Credit Facility allowed for up to $123.6 million of additional floating rate borrowings as of January 31, 2005. As a result, our floating rate borrowings could increase dramatically in the future. Future interest rate increases will increase the interest expense on our floating rate borrowings, which could be significant.

Our leverage could have important consequences. For example, it could:

•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on our 7.625% senior notes due 2011, or the Senior Notes, the Credit Facility and our other indebtedness;

•	place us at a disadvantage relative to our competitors;

•	require us to dedicate a substantial portion of our cash flow from operations to fulfill contractual obligations and service payments on our indebtedness, thereby reducing funds available for other purposes;

•	increase our vulnerability to a downturn in general economic conditions or the industry in which we compete;

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate and other purposes; and

•	limit our ability to plan for and react to changes in our business and the industry in which we compete.

We and our subsidiaries will be able to incur substantial additional indebtedness in the future under the Credit Facility, any debt securities issued under our shelf registration statement and any other debt securities we issue to the extent permitted by the Credit Facility and the indenture governing the Senior Notes. Although the Credit Facility and the indenture governing the Senior Notes restrict us and our restricted subsidiaries from incurring additional debt, these restrictions are subject to important exceptions and qualifications. If we or our subsidiaries incur additional debt, the risks that we and they now face as a result of our leverage could increase.

The terms of our indebtedness and the Investor Rights Agreement could restrict our operations.

The terms of our indebtedness, including the Credit Facility, the indenture governing the Senior Notes and an investor rights agreement between the Carlyle Investors and us, or the Investor Rights Agreement, contain covenants restricting our ability to, among other things, modify our corporate governance documents, incur certain additional debt, make specified payments and capital expenditures, authorize or issue capital stock, enter into transactions with our affiliates, consolidate, merge with or acquire another business, sell certain of our assets or liquidate, dissolve or wind-up our company. In addition, the terms of the Credit Facility require us to achieve and maintain certain specified financial ratios. These restrictions may limit our ability to engage in activities which could expand our business, including obtaining future financing, making needed capital expenditures, or taking advantage of business opportunities such as strategic acquisitions and dispositions.

Our failure to comply with the covenants contained in the Credit Facility or the indenture governing the Senior Notes could result in an event of default that could cause acceleration of our indebtedness.

Our failure to comply with the covenants and other requirements contained in the indenture governing the Senior Notes, the Credit Facility or our other debt instruments could cause an event of default under the relevant debt instrument. The occurrence of an event of default could trigger a default under our other debt instruments, prohibit us from accessing additional borrowings, and permit the holders of the defaulted debt to declare amounts outstanding with respect to that debt to be immediately due and payable. Our assets or cash flow may not be sufficient to repay fully borrowings under our outstanding debt instruments, and we may be unable to refinance or restructure the payments on indebtedness on favorable terms or at all. An event of default under the Credit Facility or the Senior Notes, particularly if followed by an acceleration of any outstanding amounts, could have a material adverse effect on our business.

A significant failure of our computer systems or networks could increase our operating costs significantly, cause us to lose customers and otherwise adversely affect our business.

We depend upon our computer systems and networks to deliver our products and services, respond to the needs of our customers, sell and manage our inventory, perform accounting and administrative functions, provide product and other informational services and create ILS’s electronic marketplaces. The success of our businesses depends upon our ability to provide superior reliability, capacity and security for both our Internet-based and dial-up systems. We are continually upgrading our computer networks and software. Our computer systems and networks, and external networks upon which we depend, are subject to factors that may cause interruptions in service or reduce capacity for our customers, including, but not limited to, physical damage, problems upgrading or integrating new hardware or software, power loss, capacity limitations, software defects and breaches of security due to computer viruses, break-ins or otherwise. Significant interruptions in service, capacity limitations or security breaches could disrupt our relationships with our suppliers and customers, which could have a material adverse effect on our business, financial condition or results of operations.

We plan to upgrade our enterprise resources planning software during 2005 to our current supplier’s latest version. We plan to use internal resources, as well as the supplier and other outside software consultants, to implement the upgrade during 2005. To mitigate the risks associated with the implementation, we have installed a full hardware and software test environment, separate from our operating environment, to thoroughly test and validate the upgrade. The test environment may not completely match the operating environment during the test phase, thereby reducing the accuracy of our tests. While we have experience with the software and a detailed implementation plan, all software implementations of this complexity have inherent risks, including, without limitation, potential interruptions in service that could adversely affect our relationships with our suppliers and customers.

Competition in our industry is intense. If we cannot compete effectively, we could lose market share and our business could otherwise be negatively affected.

With respect to Aviall Services, the market for aerospace parts, components and supplies is extremely competitive, and we face competition from a number of sources. Aviall Services competes with independent distributors, redistribution suppliers and aerospace OEMs that, in the aggregate, offer most of the same product lines to the same customers. Many of our existing and potential competitors have greater resources than we have. Also, many of our agreements with our suppliers, including some, like those with Honeywell, which in the aggregate are significant to our business, are non-exclusive, and others, like those with Rolls-Royce, permit the supplier to sell its products directly to our customers. Additionally, from time to time, we face competition from individual airlines liquidating or reducing their inventories, and in the future, we may face pricing pressures from airline consortiums pooling their resources to purchase parts, components and supplies at discounted prices.

Numerous companies compete with ILS in the operation of global aerospace- and marine-related electronic marketplaces. Our competitors in this area include airlines, manufacturers, distributors, independent companies, and their alliances, and we expect the competition in this area to increase in the future.

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

Our inventory consists primarily of new aerospace parts, components and supplies that we purchase from our suppliers. Before any part, component or supply item may be used on an aircraft, it must meet standards of condition established by the FAA, the U.S. Department of Defense or the equivalent regulatory agencies in other countries, such as the Canadian Transport Authority in Canada, the Joint Aviation Authority in the European Union and the Civil Aviation Authority in each of Australia, New Zealand, Singapore and the United Kingdom. Although regulatory requirements in other countries generally coincide with applicable U.S. requirements, specific regulations may vary from country to country. In some instances, components, parts and supplies that we purchase must also be traceable to sources deemed acceptable by the appropriate regulatory agency.

Parts and components that we own or acquire are subject to changing standards, which could require us to modify or eliminate parts and components contained in our inventory. Aerospace parts manufacturers may also develop new parts and components to be used in lieu of parts and components already contained in our inventory. In all such cases, to the extent that we have such parts and components in our inventory, their value may be reduced.

If our FAA repair authority is revoked or limited, we could incur significant costs and our growth could be hindered.

In 2004, Aviall Services’ product overhaul, repair and final assembly activities, which are regulated by the FAA, represented approximately 6% of Aviall Services’ net sales, including the parts used in these activities. The FAA prescribes standards and licensing requirements for aerospace components and effectively regulates component repair stations worldwide. Comparable agencies also regulate these matters in each of the foreign countries in which Aviall Services conducts operations. If Aviall Services does not have required FAA authority for its overhaul, repair and final assembly facilities, or loses the authority once it has been granted, the operation of that facility may be prohibited until it is able to obtain FAA authority.

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

During 2004, we derived approximately 20% of our total sales from selling our products and services to customers located outside of the U.S. However, only 4% of our total sales were denominated in foreign currencies. The percentage of our net sales derived from selling our products and services outside of the U.S. could increase in the future.

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

As of February 11, 2005, the Carlyle Investors beneficially owned approximately 14% of our common stock, and two managing directors of The Carlyle Group sit on our board of directors. In addition, pursuant to the Investor Rights Agreement, we may not take certain actions without their consent, including incurring certain types of additional debt, making specified payments and capital expenditures or issuing any class of capital stock that ranks senior to our common stock. As such, The Carlyle Group asserts considerable influence over our operations. The interests of The Carlyle Group and its affiliates may not be consistent with the interests of our other equity holders. Although the Carlyle Investors may dispose of up to an additional 4,624,615 shares of common stock, portions of the Investor Rights Agreement will continue in effect for so long as the Carlyle Investors continue to beneficially own at least 3.5% of our common stock.

We could incur significant costs and expenses related to environmental remediation.

Various federal, state, local and foreign laws and regulations require property owners or operators to pay for the costs of removal or remediation of hazardous or toxic substances located on, under or emanating from their property. Some of our current operations, such as our battery repair and brake service centers, use small quantities of hazardous or toxic substances in their operations. Some of our previously owned businesses used certain chemicals classified by various federal, state, local and foreign agencies as hazardous substances. We have retained certain environmental liabilities related to these formerly owned businesses and/or properties and are involved in various stages of investigation and cleanup to comply with federal, state, local and foreign regulations related to these formerly owned businesses and/or properties.

These same laws and regulations also impose liability for contamination on persons who sent wastes to, or arranged for the disposal or treatment of hazardous or toxic substances or wastes at, a disposal or treatment facility. These laws and regulations generally impose liability regardless of whether the entity arranging for disposal ever owned or operated the disposal facility. In the U.S., liability can be imposed retroactively and on a joint and several basis. We have been named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and the Superfund Amendments and Reauthorization Act or similar state laws at several third-party disposal sites. At five of these sites, wastes were allegedly sent by the previous owner of assets used in our discontinued engine services operations. Accordingly, the previous owner has retained, and has been discharging, all liability associated with the cleanup of these sites pursuant to the sales agreement. Although we could be potentially liable in the event of nonperformance by the previous owner, we do not anticipate that we will incur any significant costs in connection with these matters. We have also been named a potentially responsible party at two disposal sites. In addition, we have pending lawsuits related to environmental remediation associated with our former properties or with the transfer of waste generated by our previously owned businesses to offsite disposal facilities. We do not expect future costs in relation to any of these matters will be material.

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

The electronic marketplace business in which ILS operates is characterized by evolving industry standards and changing customer requirements. The introduction of new hardware or software or the emergence of new industry trends or standards could render our existing hardware, software or services obsolete, cause us to incur significant hardware, software, development or labor costs or cause us to write-off prior investments in hardware or software. In addition, our failure to introduce new services and enhancements to our existing services in response to changing market conditions, customer or technology requirements or delays from the implementation of our enterprise resource planning software could cause us to lose business to our competitors. Any of these risks could have a material adverse effect on our business, financial condition or results of operations.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including Sarbanes-Oxley, new SEC regulations and New York Stock Exchange rules, are creating uncertainty for public companies. These new or changed laws, regulations and standards are subject to changing interpretations, in many cases due to their lack of specificity. As a result, their application may evolve over time as new guidance is provided by regulatory bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. These evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. Our efforts to comply with Sarbanes-Oxley and the related regulations regarding our required assessment of our internal control over financial reporting and PwC’s audit of that assessment has required the commitment of significant financial and managerial resources. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory bodies due to ambiguities related to practice, our reputation and hence the value of our stock may be harmed.

In addition, it has become increasingly more expensive for us to obtain director and officer liability insurance. We expect that maintaining this coverage will require the continued commitment of significant resources. Further, our board of directors, the Chairman, President and Chief Executive Officer, or CEO, and the Senior Vice President and Chief Financial Officer, or CFO, could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board of directors and such executive officers, which could harm our business.

Item 2: Properties

Facilities

As of December 31, 2004, our corporate headquarters, Aviall Services’ headquarters, central warehouse operations and various product repair shops are located in a 305,000-square-foot facility located at DFW Airport. This facility is comprised of 220,000 square feet of central warehouse and product repair shops and 85,000 square feet of office space. The central warehouse was expanded in January 2005 by 25,000 square feet. This facility contains approximately 90% of Aviall Services’ inventory and the primary information systems for Aviall and Aviall Services. We occupy this facility pursuant to a lease expiring in December 2013 with a three-year renewal option followed by a five-year renewal option at the then-prevailing fair market lease rate. In addition, we have a one-time option to elect to expand our premises by approximately 100,000 square feet. We must exercise this expansion option before November 2006.

At December 31, 2004, our principal operating facilities were:

Location	Square Footage	Lease Expiration Date	Function
DFW Airport, Texas	305,000	December 2013	Corporate headquarters and Aviall Services’ headquarters, central warehouse operations and various product repair shops

Memphis, Tennessee	32,000	February 2011	ILS headquarters and operations

On December 31, 2004, we occupied 44 other facilities around the world, including administrative, sales, distribution and operations/repair facilities and customer service centers that support our parts distribution business. Each of our domestic real properties is held under an operating lease. In 2005, we expect to pay $4.7 million in rental expense for our facility leases. We believe our material facilities, machinery and equipment are suitable for the purposes for which they are used and are adequately maintained in all material respects.

ISO 9001-2000 Certification

Aviall Services’ facility located at DFW Airport is ISO 9001-2000 certified. The ISO 9001-2000 standard is an internationally recognized quality management system standard developed by the International Organization for Standardization to facilitate international trade.

Item 3: Legal Proceedings

We are routinely involved in legal proceedings incidental to our businesses. Pending matters include actions involving alleged breach of contract, employment discrimination, liability for environmental matters, tort claims and other matters. In each instance, we are defending the pending legal or regulatory action. While any legal proceeding has an element of uncertainty, based on presently available information and given existing financial reserves, we believe that the ultimate disposition of all such proceedings and environmental matters will not have a material adverse effect on our results of operations, financial condition or cash flows, although certain matters could be material to cash flows in any one year. For information concerning environmental matters, see “Item 1: Business - Regulation - Environmental” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters” in this Annual Report on Form 10-K.

Item 4: Submission of Matters to a Vote of Security Holders

None.

Item 4A: Executive Officers of the Registrant

Our executive officers are as follows:

Name	Office(s)
Paul E. Fulchino	Chairman of the Board of Directors, President and Chief Executive Officer
Dan P. Komnenovich	President and Chief Operating Officer of Aviall Services
Bruce Langsen	President of ILS
Charles M. Kienzle	Senior Vice President of Operations of Aviall Services
Jeffrey J. Murphy	Senior Vice President of Law and Human Resources, Secretary and General Counsel
James T. Quinn	Senior Vice President of Sales and Marketing of Aviall Services
Colin M. Cohen	Senior Vice President and Chief Financial Officer
Jacqueline K. Collier	Vice President and Controller
Joseph Y. Lacik	Vice President of Information Services of Aviall Services

Paul E. Fulchino, 58, has served as Chairman of the Board of Directors, President and Chief Executive Officer since January 2000. From 1996 through 1999, Mr. Fulchino was President and Chief Operating Officer of B/E Aerospace, Inc., a leading supplier of aircraft cabin products and services. From 1990 to 1996, Mr. Fulchino served in the capacities of President and Vice Chairman of Mercer Management Consulting, Inc., an international general management consulting firm. Earlier in his career, Mr. Fulchino held various engineering positions at Raytheon Company.

Dan P. Komnenovich, 52, has served as President and Chief Operating Officer of Aviall Services, Inc. since January 2004. Mr. Komnenovich rejoined Aviall in August 2000 and served as Aviall Services’ Executive Vice President and Chief Operating Officer from August 2000 to December 2003. From January 1999 to July 2000, Mr. Komnenovich was a Principal with Kincaid Capital Group, an investment management firm. From March 1995 to December 1998, Mr. Komnenovich served as Executive Vice President and Chief Financial Officer of Dallas Airmotive, Inc., a business aircraft engine overhaul company. Mr. Komnenovich held various positions with us between 1983 and 1995, including Senior Vice President of Marketing and Development.

Bruce Langsen, 58, has served as President of ILS since June 1996. Prior to his tenure as President of ILS, Mr. Langsen served as Executive Vice President of ILS. Mr. Langsen joined ILS in 1993 as its Vice President of Marketing and Sales. Prior to joining ILS, Mr. Langsen was Senior Vice President and General Manager for Express Airlines II.

Charles M. Kienzle, 52, has served as Aviall Services’ Senior Vice President of Operations since June 1996. Mr. Kienzle served as Senior Vice President of Operations of our domestic engine services division from January 1996 to June 1996. From 1993 to January 1996, Mr. Kienzle was Senior Vice President of Human Resources and Administration.

Jeffrey J. Murphy, 58, has served as Senior Vice President of Law and Human Resources, Secretary and General Counsel since December 1996. From 1993 to 1996, he served as Senior Vice President of Law, Secretary and General Counsel.

James T. Quinn, 56, assumed the role of Senior Vice President of Sales and Marketing for Aviall Services effective January 1, 2004. Mr. Quinn served as Aviall Services’ Vice President of Sales and Marketing from August 1999 to December 2003. From July 1997 to August 1999, Mr. Quinn was Vice President of Marketing and Supplier Services of Aviall Services. Mr. Quinn served as Director, Distribution Services Marketing from 1994 to 1997.

Colin M. Cohen, 53, assumed the role of Senior Vice President and Chief Financial Officer of Aviall, Inc. effective December 17, 2004. Mr. Cohen served as Vice President and Chief Financial Officer since October 2002. From September 2001 to September 2002, Mr. Cohen was Chief Financial Officer of Alterna Technologies Group, Inc., an e-commerce and financial software company. From January 2001 to September 2001, Mr. Cohen served as a consultant to several businesses. From July 2000 to January 2001, Mr. Cohen was Senior Vice President and Chief Financial Officer of OneSoft Corporation, also an e-commerce and financial software company. From 1996 to 2000, Mr. Cohen served as Senior Vice President, Corporate Development and Chief Financial Officer with The Fairchild Corporation, a multi-product international aerospace manufacturing company. Between 1976 and 1996, Mr. Cohen held investment banking positions with Citibank and Citicorp entities in several countries.

Jacqueline K. Collier, 51, has served as Vice President and Controller since 1994. Ms. Collier joined a predecessor of Aviall in 1976 and has held various financial positions with the predecessor company and Aviall since that date.

Joseph Y. Lacik, 49, joined Aviall in January 2000 as Aviall Services’ Vice President of Information Services. From January 1999 to December 1999, Mr. Lacik was Senior Director of Information Technology for AMFM, Inc. Mr. Lacik served as Vice President, Strategic Information Systems for Metrocall from January 1998 to December 1998. From February 1997 to January 1998, Mr. Lacik served PRONET as Vice President and Chief Information Officer. Mr. Lacik provided high-level technology consulting services for a number of communications firms from July 1996 to January 1997. Prior to July 1996, Mr. Lacik was Vice President of Information Technology for Cameron Ashley Building Products, Inc.

Our executive officers are elected annually and may be removed at any time by our board of directors. With the exception of Mr. Fulchino, no executive officers have employment agreements with us. No family relationships exist between any of the executive officers.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock and Dividend Policy

Our common stock is traded on the New York Stock Exchange under the ticker symbol “AVL”. The high and low sales prices for our common stock for each calendar quarter during 2003 and 2004 are set forth below:

		Price
Year	Quarter	High	Low
2003	First	$8.43	$6.39
	Second	$11.45	$7.46
	Third	$13.84	$11.01
	Fourth	$16.50	$12.38

2004	First	$16.44	$14.40
	Second	$19.27	$15.22
	Third	$22.30	$18.00
	Fourth	$24.00	$19.80

According to the records of our transfer agent, we had 9,281 stockholders of record of our common stock as of March 4, 2005.

Our policy has been to reinvest earnings to fund future growth. Accordingly, we did not pay cash dividends on our common stock during 2004 or 2003. Except in limited circumstances, under the terms of the Credit Facility, we may not declare, pay or set aside cash dividends without the consent of the various parties thereto. Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2004 with respect to compensation plans under which shares of our common stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,627,975		$10.0801	1,582,599

Equity compensation plans not approved by security holders	500,000	*	$7.3125	—

Total	3,127,975		$9.6377	1,582,599

*	Pursuant to Mr. Fulchino’s employment agreement dated December 21, 1999, we granted options to Mr. Fulchino to purchase 500,000 shares of our common stock at an exercise price of $7.3125 per share, the fair market value of the common stock on the date of grant. The option grant to Mr. Fulchino was not required to be and was not approved by our stockholders. In February 2005, Mr. Fulchino exercised all 500,000 of those options.

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

(Dollars in Thousands)	2004	2003	2002	2001	2000
Net sales (1)	$1,164,003	1,013,335	803,293	506,160	485,920
Cost of sales (2)	972,079	843,700	646,477	398,821	377,379

Gross profit	191,924	169,635	156,816	107,339	108,541
Selling and administrative expenses (3)	115,584	100,180	95,412	87,729	82,042
Impairment loss (4)	—	1,707	—	—	—
Other (gain) loss (5)	—	—	(1,024)	2,810	—

Operating income	76,340	67,748	62,428	16,800	26,499
Loss on extinguishment of debt (6)	—	17,315	—	1,608	—
Interest expense, net	16,742	20,975	22,578	10,291	8,407

Earnings from continuing operations before income taxes	59,598	29,458	39,850	4,901	18,092
Provision for income taxes (7)	16,429	8,805	13,199	2,464	7,526

Earnings from continuing operations	43,169	20,653	26,651	2,437	10,566
Earnings from discontinued operations (8)	—	125	3,026	322	1,062

Net earnings	43,169	20,778	29,677	2,759	11,628
Deemed dividend	—	—	(20,533)	—	—
Preferred stock dividends	—	(2,016)	(4,199)	(113)	—
Noncash reduction for conversion of preferred stock (9)	—	(24,335)	—	—	—

Net earnings (loss) applicable to common shares	$43,169	(5,573)	4,945	2,646	11,628

Balance Sheet Data (at end of period):
Cash and cash equivalents	$91,632	23,424	4,997	2,526	4,865
Inventories	$328,129	327,860	348,027	241,635	134,156
Working capital (10)	$417,400	330,333	178,171	149,658	132,194
Total assets	$749,476	691,192	652,464	533,229	395,451
Total debt	$203,430	207,213	221,407	200,854	90,422
Convertible redeemable preferred stock	$—	—	44,370	40,161	—
Shareholders’ equity	$349,001	300,084	228,602	194,842	191,674

Other Financial Data:
Net cash provided by (used for):
Operating activities	$80,781	51,786	(37,084)	(81,103)	(7,612)
Investing activities	$(11,616)	(15,147)	(17,137)	(37,008)	(16,581)
Financing activities	$(957)	(18,212)	56,692	115,772	27,673
Variable working capital (10)	$373,587	372,317	363,163	273,136	170,636
EBITDA (11)	$91,852	82,264	75,325	27,455	35,052
Capital expenditures (12)	$10,484	9,360	6,867	21,178	10,961
Purchase of distribution rights	$1,367	7,200	10,398	24,889	5,645
Ratio of earnings to fixed charges (13)	3.7x	2.1x	2.2x	1.3x	2.6x

Basic Net Earnings (Loss) Per Share Data:
Earnings (loss) from continuing operations	$1.35	(0.29)	0.08	0.12	0.58
Earnings from discontinued operations	—	—	0.11	0.02	0.06

Net earnings (loss)	$1.35	(0.29)	0.19	0.14	0.64

Weighted average common shares	31,983,421	25,922,573	18,478,102	18,380,975	18,313,401

	2004	2003	2002	2001	2000
Diluted Net Earnings (Loss) Per Share Data (14):
Earnings (loss) from continuing operations	$1.28	(0.29)	0.08	0.12	0.58
Earnings from discontinued operations	—	—	0.11	0.02	0.06

Net earnings (loss)	$1.28	(0.29)	0.19	0.14	0.64

Weighted average common and potentially dilutive common shares	33,658,406	31,226,004	27,565,957	18,718,979	18,337,161

(1)	Net sales for 2002 do not include approximately $74 million of RR T56 sales, valued at our contractual prices, made directly by Rolls-Royce to the U.S. military during the transition of RR T56 sales from Rolls-Royce to Aviall Services prior to June 2002.
(2)	In 2001, cost of sales includes a $7.0 million inventory and intangible write-down resulting primarily from the downturn in the aerospace industry. Prior period amounts for inventory obsolescence expense have been reclassified to conform to the current presentation.
(3)	In 2001, we expensed $1.4 million related to relocating to our DFW Airport facility.
(4)	The impairment loss in 2003 resulted from the write-off of a vendor software license purchased in 2001 due to a change in the vendor’s strategic focus and the availability of other less expensive software alternatives.
(5)	A gain in 2002 resulted from the reversal of environmental reserves related to our previously owned businesses that do not qualify as discontinued operations. The other loss in 2001 consists of write-downs of unfavorable leases and doubtful accounts related to the downturn in the economy in 2001 and costs related to our new capital structure.
(6)	The 2003 loss on extinguishment of debt is due to the write-off of costs associated with the June 2003 refinancing of our former 14% senior unsecured notes. The loss on extinguishment of debt in 2001 resulted from the write-off of unamortized financing costs in connection with refinancing our former credit facility. This loss was reclassified from an extraordinary item to earnings from continuing operations before taxes to conform to SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”
(7)	Our cash payments for taxes are substantially lower than the reported tax expense due to our use of net operating loss carryforwards.
(8)	In January 1996, we exited certain businesses and reported these businesses as discontinued operations. The earnings from discontinued operations resulted from changes in estimates for certain retained liabilities.
(9)	The noncash reduction for conversion of preferred stock resulted from the conversion of all our outstanding shares of Series D Senior Convertible Participating Preferred Stock into 11,100,878 shares of our common stock on June 12, 2003 following a reduction by our board of directors of the conversion price of the shares of Series D Senior Convertible Participating Preferred Stock from $5.80 per share to $4.62 per share.

(10)	We define Variable Working Capital as receivables plus inventories less accounts payable. In no event should Variable Working Capital be considered as an alternative to working capital or any other generally accepted accounting principle, or GAAP, measure as an indicator of our performance, nor should Variable Working Capital be considered as an alternative to working capital as an indicator of our relative liquidity to meet our obligations within an ordinary business cycle. We believe that Variable Working Capital is a useful measure, along with measurements under GAAP, in evaluating our financial performance and our ability to leverage sales and earnings. In addition, we use Variable Working Capital as a financial measure to evaluate our management of working capital and as a metric to measure contract and supplier performance. The following table reconciles Variable Working Capital to working capital for the periods presented:

(In Thousands)	2004	2003	2002	2001	2000
Receivables, net	$144,087	139,279	95,222	75,134	83,395
Plus: Inventories	328,129	327,860	348,027	241,635	134,156
Less: Accounts payable	(98,629)	(94,822)	(80,086)	(43,633)	(46,915)

Variable Working Capital	373,587	372,317	363,163	273,136	170,636

Plus:
Cash and cash equivalents	91,632	23,424	4,997	2,526	4,865
Prepaid expenses and other current assets	2,953	2,501	2,166	2,567	5,168
Deferred income taxes	40,432	19,075	23,266	21,842	9,723
Less:
Current portion of long-term debt	(1,440)	(3,293)	(2,724)	(3,591)	(9,025)
Cash overdrafts due to outstanding checks	(43,023)	(43,615)	(34,177)	(7,457)	(19,742)
Revolving line of credit	—	(509)	(140,784)	(107,706)	—
Accrued expenses	(46,741)	(39,567)	(37,736)	(31,659)	(29,431)

Working capital	$417,400	330,333	178,171	149,658	132,194

(11)	EBITDA represents earnings from continuing operations before depreciation, amortization, interest and related expense and income tax expense. In 2003 and 2001, interest and related expense includes the loss on extinguishment of debt of $17.3 million and $1.6 million, respectively, in connection with refinancing our debt. In no event should EBITDA be considered as an alternative to net earnings or any other GAAP measure as an indicator of our performance, nor should EBITDA be considered as an alternative to cash flows provided by operating activities as an indicator of cash flows or a measure of liquidity. We believe that EBITDA is a useful measure, along with measurements under GAAP, in evaluating our financial performance and our ability to service our debt and is a conventionally used financial indicator. In addition, management uses EBITDA as a financial measure to evaluate our operating performance. The following table reconciles net earnings to EBITDA for the periods presented:

(In Thousands)	2004	2003	2002	2001	2000
Net earnings	$43,169	20,778	29,677	2,759	11,628
Earnings from discontinued operations	—	125	3,026	322	1,062
Earnings from continuing operations	43,169	20,653	26,651	2,437	10,566
Plus:
Income tax expense	16,429	8,805	13,199	2,464	7,526
Interest and related expense	16,742	38,290	22,578	11,899	8,407
Depreciation and amortization expense	15,512	14,516	12,897	10,655	8,553

EBITDA	$91,852	82,264	75,325	27,455	35,052

(12)	Capital expenditures in 2004, 2003 and 2001 include noncash purchases of property and equipment amounting to $0.1 million, $1.3 million and $9.0 million, respectively.
(13)	For the purposes of calculating the ratio of earnings to fixed charges, earnings represents earnings from continuing operations before taxes and fixed charges. Fixed charges include interest expense, amortization of deferred debt issuance cost, the portion of operating rental expense that management believes is representative of the appropriate interest component of rent expense and the amount of pretax earnings required to pay preferred stock dividends.
(14)	Diluted net earnings per share were not dilutive, or lower than basic, in 2003, 2002 and 2001. Therefore, diluted net earnings per share for these periods is presented equal to basic net earnings per share.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are the largest independent global provider of new parts, supply-chain management and other related value-added services to the aerospace aftermarket. The aerospace aftermarket consists of parts needed for the scheduled and unscheduled maintenance, repair and modification of aircraft already in use but does not include parts used in the construction of new aircraft or engines. We serve this market through our two wholly owned subsidiaries, Aviall Services and ILS. Aviall Services provides new parts and related supply-chain management services to the aerospace industry, and ILS operates electronic marketplaces for buying and selling parts, equipment and services for the aerospace, defense and marine industries.

Aviall Services purchases a broad range of new parts, components and supplies from over 220 OEMs, including in some cases several business units within such manufacturers, and resells them to over 18,500 government/military, general aviation/corporate and commercial airline customers, including over 300 airlines. Aviall Services also provides value-added services to our customers and suppliers, such as repair and assembly services, supply-chain management services and information-gathering and delivery services.

ILS operates electronic marketplaces for buying and selling parts, equipment and services for the global aerospace, defense and marine industries. With more than 14,000 users in over 85 countries, ILS’s electronic marketplaces contain more than 55 million line items representing over five billion parts for sale. ILS also maintains databases of over 119 million cross-referenced U.S. government records, allowing users to research manufacturers and prices for specific parts, locate alternate parts, find additional uses and markets for parts and review U.S. government procurement histories.

Our net earnings for the year ended December 31, 2004 of $43.2 million increased 107.7% compared to $20.8 million for the year ended December 31, 2003. Our operating income for the year ended December 31, 2004 was $76.3 million, an increase of $8.5 million or 12.5% compared to $67.8 million for the year ended December 31, 2003. These results were driven by Aviall Services’ sales across all geographic regions and market sectors. Sales of our RR T56 products were $491.4 million and $466.7 million in 2004 and 2003, respectively. Aggregate sales of products supplied by Rolls-Royce and Honeywell were $748.1 million and $650.0 million in 2004 and 2003, respectively. Our selling and administrative expense increased $15.4 million for the year ended December 31, 2004 compared to the year ended December 31, 2003, primarily due to normal salary and benefit increases and $2.4 million of additional costs related to compliance with Sarbanes-Oxley. Our selling and administrative expense as a percentage of sales was 9.9% in both 2004 and 2003.

Market conditions were challenging during the course of 2004. The combination of record high fuel costs, a slowing of growth in the economies of many regions and the uncertain future being faced by many of our domestic and international airline customers have combined to make our future performance and opportunities less certain. However, management believes that these conditions also drove the need by both suppliers and customers for the services offered by Aviall Services and ILS, which is one of the principal reasons for Aviall’s improved results in 2004.

Our future strategy will continue to focus on the acquisition of new long-term supplier contracts as well as adding other traditional supplier relationships, delivering superior customer service and investing in technology and infrastructure to increase supplier and customer efficiencies. We will also continue to evaluate potential strategic acquisitions and changes to our capital structure. We believe our ability to grow at a pace similar to that which we have experienced since 2000 will depend on the award of one or a series of new long-term supplier contracts, the expansion of our traditional supplier base and product offerings and/or completion of a strategic acquisition. The timing and length of the process to procure new long-term agreements or relationships or a strategic acquisition is unpredictable. We are currently actively pursuing a number of opportunities for additional growth, including possible significant, new long-term supplier agreements. No assurance can be given that we will be able to procure any such new arrangements. To the extent we do secure any such relationship, the economies of scale derived from recent contracts may not be indicative of our future results, particularly in the early stages of new contract implementation.

We expect net earnings from continuing operations in 2005 to be in the range of approximately $55.0 million to $57.5 million or equivalent to approximately $1.60 per diluted share to $1.66 per diluted share based upon an estimate of the diluted shares. This corresponds to earnings from continuing operations before depreciation, amortization, interest and related expense and income tax expense, or EBITDA, that is expected to exceed $130 million for 2005 with depreciation and amortization expense of approximately $25 million.

Recent Development

On January 28, 2005, we entered into the GE CF6 agreement whereby GE has appointed us as the exclusive worldwide distributor of unique parts for CF6 engines. We paid GE a total of $160.1 million for these distribution rights and initial product inventory. We currently expect that the GE CF6 agreement will generate approximately $5 billion in revenue during its term, with anticipated average annualized yearly sales of $300 million for the initial ten years of the agreement.

Description of Income Statement Classifications

Net Sales. Aviall Services’ net sales are generated primarily from the sale of new and OEM-remanufactured aerospace parts, components and supplies. We sell these products at prices based upon either a discount from the manufacturers’ published list prices or with a margin above our cost to buy the product. ILS’s net sales consist mainly of monthly or yearly subscription fees to access ILS’s online databases, fees charged to firms listing inventory in the databases, communications fees, revenue from the sale of custom reports and decision-support products and fees for developing and hosting customers’ catalogs. ILS is an information service provider and does not own or sell the parts, equipment or services listed in its databases.

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

Critical Accounting Policies

The process of preparing financial statements in conformity with accounting principles generally accepted in the U.S. requires us to use estimates and assumptions to determine certain of our assets, liabilities, revenues and expenses. We base these estimates and assumptions upon the best information available to us at the time the estimates or assumptions are made. Our estimates and assumptions could change materially as conditions both within and beyond our control change. Accordingly, our actual results could differ materially from our estimates. The most significant estimates made by our management include our allowance for doubtful accounts receivable, reserves for excess and obsolete inventories, deferred tax asset valuation allowances, pension and postretirement benefit obligations and valuation of distribution rights. The following is a discussion of our critical accounting policies and the related management estimates and assumptions necessary in determining the value of related assets or liabilities. A full description of all of our significant accounting policies is included in “Note 2 - Summary of Significant Accounting Policies” to our consolidated financial statements included in this Annual Report on Form 10-K.

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Past-due status is based on contractual terms on a customer-by-customer basis. An allowance for doubtful accounts receivable is established based on our estimates of the amount of uncollectible accounts receivable on a customer-by-customer basis. We determine the required allowance using information such as customer credit history, industry and market segment information, economic trends and conditions, credit reports and customer financial condition. The estimates can be affected by changes in the aviation industry, customer credit issues or customer bankruptcies. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers. The downturn in aerospace, particularly the commercial sector, has resulted over the past several years in the bankruptcies of several of our commercial aviation customers. We regularly review our exposure to customers to determine appropriate loss reserves amounts and credit limits, if any, that should be recorded to cover potential loss as well as determining the strategies that could minimize exposure in case of bankruptcies.

While we believe our current reserves for doubtful accounts are adequate, we could be negatively affected if our receivables from several of our major customers become uncollectible. During the third quarter of 2002, US Airways Group and Vanguard Airlines each filed for bankruptcy protection. During the fourth quarter of 2002, United Airlines filed for bankruptcy. During the first quarter of 2003, Air Canada filed for bankruptcy and then in 2004 US Airways Group again filed for bankruptcy, as did ATA. Throughout 2004, industry experts have questioned the viability of several U.S. domestic airlines because of their cost structure. The industry has made some progress in dealing with these problems both with and without the protection of the bankruptcy courts. However, this progress has been partly offset by higher fuel prices, which the industry has not been able to recover through price improvements from the flying public. In fact, efficient low-cost carriers have been able to undermine the pricing policies of the older and (usually) larger competitors with smaller increases or more departure frequencies. Throughout this challenging period, we have continued to sell to our customers, although sometimes at a reduced rate or subject to credit exposure limits. This has restricted our business opportunities with these customers and will continue to do so.

Aviall Services’ net sales to bankrupt airlines combined during 2004, 2003 and 2002 were less than $6.7 million, $6.3 million and $5.9 million, respectively, but our revenue exposure to other U.S. domestic carriers is significantly greater. At December 31, 2004, our accounts receivable with Rolls-Royce, our largest customer, was $34.1 million, and we had no collectibility issues. Our sales to Rolls-Royce relate primarily to its role as prime contractor for RR T56 parts to the U.S. military. Pursuant to our parts agreement with Rolls-Royce, we ship U.S. military orders on behalf of Rolls-Royce and then invoice Rolls-Royce for the parts shipped.

Inventories. We make provisions for excess and obsolete inventories based on our assessment of slow-moving and obsolete inventories on an individual part number basis within each product line. Historical parts sales, estimated future demand and product maturity level adjusted for known or expected aviation industry trends or conditions provide the basis for our estimates. These estimates are subject to volatility and can be affected by reduced or increased flight hours, the retirement or extension of life of aircraft, changes in distribution agreements and other changes in the aviation industry. We constantly monitor our inventory levels and forecast potential excess or obsolete parts. We actively track and develop campaigns to sell these potentially excess or obsolete parts. We make provisions for inventory shrinkage based on periodic physical inventory counts.

Distribution Rights. From time to time, we enter into long-term supplier distribution agreements that explicitly or implicitly include a payment for distribution rights. When we enter into these agreements, we must value the distribution rights and amortize them over the life of the agreement. We calculate the value of the distribution rights using a discounted cash flow model of the expected net contract cash flows related to the specific distribution agreement. We amortize the value of the distribution rights using the cash flow models adopted to value the agreement over the expected life of the agreement. In the event one or more of our material suppliers discontinue the products we sell, terminate our contract or are unable to perform under our agreement, the value of the distribution rights could be impaired, and we might be required to write-down or write-off the unamortized value of the distribution rights. We regularly review these long-term supplier distribution agreements to determine any potential impairment by comparing actual to expected performance.

Income Taxes. We establish our deferred tax assets and liabilities based on our profits or losses in each jurisdiction in which we operate. We periodically assess the likelihood of realizing our deferred tax assets and adjust the related valuation allowance based on the amount of deferred tax assets that we believe is more likely than not to be realized. We base our judgment of the recoverability of our deferred tax asset, which includes U.S. federal and, to a lesser degree, state and foreign net operating loss, or NOL, carryforwards, primarily on historical earnings, our estimate of current and expected future earnings, prudent and feasible tax planning strategies, and current and future ownership changes.

At December 31, 2004, we had a $43.7 million net deferred tax asset of which approximately $21 million relates to our U.S. federal NOL carryforwards. This equates to a gross U.S. federal NOL of approximately $60 million, which substantially expires in 2011. To fully utilize our net deferred tax assets, as of December 31, 2004, we must generate $115.5 million of taxable income based on current tax rates. We generated taxable income of $42.5 million, $14.4 million and $24.9 million in 2004, 2003 and 2002, respectively.

We establish tax contingency reserves in recognition that various taxing authorities may challenge certain positions taken which may result in additional liabilities. These tax contingency reserves are reviewed as circumstances warrant and adjusted as events occur that affect our potential liability for additional taxes, such as lapsing of applicable statutes of limitation, conclusion of tax audits, additional exposures or identification of new issues.

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

Results of Operations

The following table sets forth our results of operations as a percentage of our net sales during the periods shown:

	Year Ended December 31,
	2004	2003	2002
Statement of operations data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	83.5	83.3	80.5

Gross profit	16.5	16.7	19.5
Selling and administrative expenses	9.9	9.9	11.9
Impairment loss	—	0.1	—
Other gain	—	—	(0.1)

Operating income	6.6	6.7	7.7
Loss on extinguishment of debt	—	1.7	—
Interest expense, net	1.5	2.1	2.8

Earnings from continuing operations before income taxes	5.1	2.9	4.9
Provision for income taxes	1.4	0.9	1.6

Earnings from continuing operations	3.7	2.0	3.3

Results of Operations - Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales. Net sales for Aviall Services were $1,135.4 million, an increase of $150.1 million or 15.2% from the $985.3 million recorded in 2003.

Sales for Aviall Services improved in each of its geographic regions and in all market sectors. The following table presents Aviall Services’ net sales increases by geographic region and market sector (amounts in millions):

	Amount of Increase	Percentage Increase
Geographic region:
Americas	$102.8	12.5%
Asia-Pacific	$29.4	31.8%
Europe	$17.9	25.7%

Market sector:
Commercial airline	$65.0	30.7%
Government/military	$55.3	10.6%
General aviation/corporate	$29.8	11.7%

Sales in the commercial airline sector increased primarily due to stronger sales volumes in the sector as well as the addition of a new Honeywell product line. Sales in the government/military sector increased primarily due to the ongoing growth of military-related parts sales under the RR T56 distribution agreement. Sales in the general aviation/corporate sector increased primarily as the overall market strengthened. Sales of RR T56 products were $491.4 million and $466.7 million in 2004 and 2003, respectively. Aggregate sales of products supplied by Rolls-Royce and Honeywell were $748.1 million and $650.0 million in 2004 and 2003, respectively.

Net sales for ILS were $28.6 million, an increase of $0.6 million or 2.1% from the $28.0 million recorded in 2003.

Gross Profit. Gross profit of $191.9 million for 2004 increased $22.3 million or 13.1% compared to $169.6 million in 2003. Gross profit as a percentage of net sales was 16.5% in 2004 as compared to 16.7% in 2003. The decreased gross profit percentage was due to a higher proportion of lower-margin sales in Aviall Services as price levels were substantially similar year-over-year.

Selling and Administrative Expense. Selling and administrative expense increased $15.4 million to $115.6 million in 2004 from $100.2 million in 2003. Selling and administrative expense as a percentage of sales was 9.9% in both 2004 and 2003. Selling and administrative expense increased primarily due to normal salary and benefits increases, new Sarbanes-Oxley compliance costs, shelf registration expenses and higher sales commission expenses.

Impairment Loss. The $1.7 million impairment loss resulted from the write-off in June 2003 of a vendor software license purchased in 2001. Beginning in the second quarter of 2003, we began to pursue other alternatives resulting from the vendor’s change in strategic focus.

Loss on Extinguishment of Debt. On June 30, 2003, we issued $200 million of the Senior Notes. A portion of the net proceeds was used to redeem the entire principal amount of the 14% senior unsecured notes, or the 14% Notes. The remaining proceeds were used to repay approximately $106.3 million of outstanding indebtedness under our revolving credit facility. This refinancing resulted in a $17.3 million noncash charge in June 2003 arising from the extinguishment of debt.

Interest Expense. Interest expense decreased $4.3 million to $16.7 million in 2004 from $21.0 million in 2003. Noncash interest expense amounted to $1.6 million and $3.6 million in 2004 and 2003, respectively. Our net interest expense declined due to the effect of the refinancing completed in June 2003, higher cash balances in 2004 and a $50.0 million fixed to floating interest rate swap put in place in the fourth quarter of 2003.

Provision for Income Taxes. Our income tax expense from continuing operations for 2004 was $16.4 million, and our effective tax rate was 27.6%. Our income tax expense from continuing operations for 2003 was $8.8 million, and our effective tax rate was 29.9%. Tax expense for 2004 includes a $3.4 million benefit from the release of a valuation allowance for state tax NOL carryforwards, which have become useable because of our profitability in these states.

Cash payments made for federal, state and foreign income taxes were $1.7 million and $1.0 million in 2004 and 2003, respectively. Our cash income tax expense continues to be substantially lower than the U.S. federal statutory rate through the use of our U.S. federal NOL carryforward.

Preferred Stock Dividend in 2003. The noncash preferred stock dividend of $2.0 million in 2003 represents accrued and unpaid payable-in-kind dividends on the Series D Senior Convertible Participating Preferred Stock, or Series D Redeemable Preferred Stock, prior to being converted into shares of common stock on June 12, 2003.

Noncash Reduction for Conversion of Preferred Stock in 2003. The $24.3 million noncash reduction for conversion of preferred stock in 2003 originated from the conversion of all of our outstanding shares of Series D Redeemable Preferred Stock into 11,100,878 shares of our common stock on June 12, 2003 following a reduction by our board of directors of the conversion price of the shares of Series D Redeemable Preferred Stock from $5.80 per share to approximately $4.62 per share.

Results of Operations - Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Sales. Net sales for Aviall Services were $985.3 million, an increase of $209.1 million or 26.9% from the $776.2 million recorded in 2002.

Sales for Aviall Services improved in each of its geographic regions and in all market sectors. The following table presents Aviall Services’ net sales increases by geographic region and market sector (amounts in millions):

	Amount of Increase	Percentage Increase
Geographic region:
Americas	$179.1	27.8%
Europe	$17.5	33.6%
Asia-Pacific	$12.5	15.8%

Market sector:
Government/military	$197.8	61.6%
General aviation/corporate	$6.4	2.6%
Commercial airline	$4.9	2.4%

Sales in the government/military sector increased as a result of increased sales related to the RR T56 program, while sales in the general aviation/corporate sector increased primarily as a result of what management believes to be increased market share. Sales in the commercial airline sector increased primarily due to sales of the Honeywell airline-related products and the continuing industry recovery, especially in international markets. Sales of products under the RR T56 distribution agreement were $466.7 million and $273.1 million in 2003 and 2002, respectively. The 2002 net sales amount does not include approximately $74 million of RR T56 sales, valued at our contractual prices, made directly by Rolls-Royce to the U.S. military during the RR T56 transition program, which ended in June 2002. We received full margin for these sales and assumed responsibility for direct shipments to the U.S. military on Rolls-Royce’s behalf at the end of the second quarter of 2002. If these sales had been included, Aviall Services’ year-over-year net sales increase would have been 15.9%. Aggregate sales of products supplied by Rolls-Royce and Honeywell were $650.0 million and $433.2 million in 2003 and 2002, respectively.

Net sales for ILS were $28.0 million, an increase of $0.9 million or 3.3% from the $27.1 million recorded in 2003.

Gross Profit. Gross profit of $169.6 million for 2003 increased $12.8 million or 8.2% compared to $156.8 million in 2002. Gross profit as a percentage of net sales was 16.7% in 2003 as compared to 19.5% in 2002. If the approximately $74 million of RR T56 sales made directly by Rolls-Royce to the U.S. military were reflected in Aviall Services’ net sales for 2002, gross profit as a percentage of net sales would have been 17.9%. The decline in the comparable gross profit percentage is primarily attributable to the increased proportion of RR T56 sales to the U.S. military, which have a lower margin than our other products.

Selling and Administrative Expenses. Selling and administrative expenses increased $4.8 million to $100.2 million in 2003 but decreased as a percentage of net sales to 9.9% from 11.9% in 2002. Selling and administrative expenses increased primarily due to the integration of new Honeywell product lines, higher legal and professional fees resulting from changes to our capital structure and Sarbanes-Oxley compliance costs. If the approximately $74 million of RR T56 sales made directly by Rolls-Royce to the U.S. military were reflected in Aviall Services’ net sales in 2002, selling and administrative expenses as a percentage of net sales would have been 10.9%.

Impairment Loss. The $1.7 million impairment loss resulted from the write-off of a vendor software license purchased in 2001. In the second quarter of 2003, we decided to pursue other alternatives resulting from the vendor’s change in strategic focus. These alternatives will allow ILS to proceed in a less expensive and more timely manner with a strategy of offering electronic marketplace capabilities from the initial contact between buyer and seller through the conclusion of a transaction, which ILS calls its “Contact to Contract” plans.

Loss on Extinguishment of Debt. On June 30, 2003, we issued $200.0 million of Senior Notes. A portion of the net proceeds was used to redeem the entire principal amount of the 14% Notes. The remaining proceeds were used to repay approximately $106.3 million of outstanding indebtedness under our revolving credit facility. This refinancing resulted in a $17.3 million noncash charge in June 2003 arising from the extinguishment of debt.

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

Provision for Income Taxes. Our income tax expense from continuing operations for 2003 was $8.8 million, and our effective tax rate was 29.9%. Our 2002 income tax expense from continuing operations was $13.2 million, and our effective tax rate was 33.1%. The reduction in our effective tax rate year-over-year resulted primarily from an increase in the estimated tax benefit for 2002 and the benefit for 2003 from the Extraterritorial Income, or ETI, exclusion and a lower foreign tax rate in 2003.

Cash payments made for federal, state and foreign income taxes were $1.0 million and $0.6 million in 2003 and 2002, respectively. Our cash income tax expense is primarily comprised of Alternative Minimum Tax and foreign taxes on our foreign operations. Our cash income tax expense continues to be substantially lower than the U.S. federal statutory rate through the use of our U.S. federal NOL.

Earnings from Discontinued Operations. Earnings from discontinued operations in 2003 of $0.1 million, net of tax expense of $0.01 million, resulted from revised workers’ compensation liability estimates.

Deemed Dividend. The deemed dividend of $20.5 million in March 2002 resulted from the conversion of all our outstanding Series B Senior Convertible Participating Preferred Stock into 45,110 shares of Series D Redeemable Preferred Stock on March 15, 2002. The deemed dividend reflects the difference between the $8.44 closing market price of our common stock on the New York Stock Exchange on March 15, 2002 and the $5.80 conversion price of the Series D Redeemable Preferred Stock negotiated in December 2001, multiplied by the total number of shares of common stock into which the Series D Redeemable Preferred Stock could have been converted on March 15, 2002.

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

Noncash Reduction for Conversion of Preferred Stock. The $24.3 million noncash reduction for conversion of preferred stock in 2003 originated from the conversion of all our outstanding shares of Series D Redeemable Preferred Stock into 11,100,878 shares of our common stock on June 12, 2003 following a reduction by our board of directors of the conversion price of the shares of Series D Redeemable Preferred Stock from $5.80 per share to $4.62 per share.

Income Taxes

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004, or the Jobs Act. The Jobs Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 though 2010. In return, the Jobs Act also provides for a two-year phase-out of the existing ETI exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. We expect the net effect of the phase-out of the ETI to result in an increase in our effective tax rate for fiscal years 2005 and 2006 of approximately 0.4 percentage points and 0.8 percentage points, respectively, based on current earnings levels. We do not expect to qualify for the new deduction.

Foreign Operations

Aviall Services operates customer service centers in Australia, Canada, Hong Kong, The Netherlands, New Zealand, Singapore and Japan, as well as repair facilities in Australia and the United Kingdom. These foreign operations use the U.S. dollar as their functional currency because the majority of sales and inventory purchases are denominated in U.S. dollars. Foreign currency translation and transaction gains and losses are included in our net earnings. There are no current legal restrictions regarding the repatriation of cash to the U.S. from the foreign operations. Our general policy is not to repatriate cash. However, the Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Jobs Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S.

The following table shows our foreign operations’ net sales and earnings from continuing operations before income taxes during the periods shown:

	Year Ended December 31,
(In Millions)	2004	2003	2002
Net sales	$164.5	128.9	112.8
Earnings from continuing operations before income taxes	$12.7	10.8	4.9

Liquidity and Capital Resources

Cash Flow. Net cash flow provided by and (used for) operations was $80.8 million in 2004, $51.8 million in 2003 and $(37.1) million in 2002. The increase in cash provided by operating activities in 2004 resulted primarily from increased cash earnings in 2004. Aviall Services’ inventory turns improved from 3.1 turns in December 2003 to 3.2 turns in December 2004 due to higher sales volumes and lower inventory levels. The days’ sales outstanding for Aviall’s receivables increased from 43 days at December 31, 2003 to 51 days at December 31, 2004 associated with longer terms granted to selected customers.

Capital expenditures were $10.5 million in 2004, including $0.1 million for noncash capital expenditures, $9.4 million in 2003, including $1.3 million for noncash capital expenditures and $6.9 million in 2002. Capital spending in both 2004 and 2003 was primarily for upgrades to our enterprise resource planning software, computer hardware and operations infrastructure. Capital spending in 2002 was primarily for system enhancements at both Aviall Services and ILS and requirements related to the implementation of the RR T56 contract. Based on capital projects currently approved by our board of directors, we expect to make capital expenditures, including noncash capital amounts, totaling approximately $11.0 million in 2005. These projects include upgrades and enhancements associated with both our systems and operations infrastructure at Aviall Services and ILS. We review our capital expenditure program periodically and modify it as required to meet current business needs. Under the Credit Facility as amended effective January 28, 2005, our capital expenditure limit is approximately $17.2 million, comprised of a $12.0 million limit for 2005 plus $5.2 million of carryover amounts from prior years.

During 2004, we paid approximately $1.4 million primarily for distribution rights pursuant to various agreements, all of which were paid for at execution. In September 2003, we acquired from Honeywell Lighting & Electronics the right to distribute aircraft lighting and electronic products for the airline and general aviation sectors. As a result of this contract, we recorded $7.2 million in distribution rights which was paid for at execution. During 2002, we paid approximately $10.4 million for the right to sell additional products under our Honeywell ESA and ECS distribution agreement.

In summary, our cash provided by operating activities improved by $29.0 million to $80.8 million during 2004 compared to 2003. This includes an increase of $1.3 million in Variable Working Capital (see definition below), in the aggregate, in 2004 as compared to an increase of $9.2 million, in the aggregate, in 2003. In 2004, we invested $11.6 million in distribution rights and net capital expenditures compared to $15.2 million in 2003. The combined cash provided in 2004 of $69.2 million from both operating and investing activities together with $4.7 million received for common stock issued pursuant to the exercise of options was primarily used to repay our outstanding indebtedness and fund debt issuance costs. This resulted in a $68.2 million increase in our cash balance. The combined cash provided in 2003 of $36.6 million from both operating and investing activities together with the $200.1 million of debt proceeds, the $5.2 million received for common stock issued pursuant to the exercise of options and the $9.4 million increase in our cash overdraft position was primarily used to repay our outstanding indebtedness and fund debt issuance costs. As a result, our cash balance increased by $18.4 million.

Overdraft positions arise when we settle our accounts payable by issuing checks at month-end, and the recipients of these checks have not presented them to our banks for payment before our cut-off for accounting purposes. As of December 31, 2004, we classify these overdraft positions as a separate current liability in our accompanying consolidated balance sheet because no right of offset existed against other cash accounts within the same bank. Generally accepted accounting principles, or GAAP, treat these amounts similar to debt in the statement of cash flows by presenting cash overdrafts as a financing activity. We expect to continue large month-end settlements with our major suppliers, but the overdrafts will change in accordance with the variable amounts of products shipped to us from time to time.

Assuming our current level of internal growth, profitability, and the present relationship between increased revenue, Variable Working Capital requirements and our annual capital expenditures, we expect to continue generating strong positive cash flows from operations although these may be offset from time to time by overdraft obligations and increases in Variable Working Capital, particularly when our business is growing. Assuming the foregoing, in 2005 we project net cash provided by operating activities will exceed $50 million. Our cash flow from operating activities also depends on the timing of the delivery and payment for inventory as discussed above. In some months, we receive much larger deliveries than the average for the preceding several months. These larger deliveries can significantly alter our cash flow for that month and on a cumulative basis for both the quarter and the fiscal year to date. In 2004, 2003 and 2002, we received large deliveries in November, which when paid for in December reduced our cash flow from operations for that quarter and twelve-month period.

In connection with our entry into the GE CF6 agreement, on January 28, 2005, we drew down $107.3 million under the Credit Facility to fund the purchase of distribution rights and product inventory.

The following table presents a reconciliation of our Variable Working Capital to working capital for the periods presented:

(In Thousands)	2004	2003	2002
Receivables, net	$144,087	139,279	95,222
Plus: Inventories	328,129	327,860	348,027
Less: Accounts payable	(98,629)	(94,822)	(80,086)

Variable Working Capital	373,587	372,317	363,163

Plus:
Cash and cash equivalents	91,632	23,424	4,997
Prepaid expenses and other current assets	2,953	2,501	2,166
Deferred income taxes	40,432	19,075	23,266
Less:
Current portion of long-term debt	(1,440)	(3,293)	(2,724)
Cash overdrafts due to outstanding checks	(43,023)	(43,615)	(34,177)
Revolving line of credit	—	(509)	(140,784)
Accrued expenses	(46,741)	(39,567)	(37,736)

Working capital	$417,400	330,333	178,171

We define Variable Working Capital as receivables plus inventories less accounts payable. In no event should Variable Working Capital be considered as an alternative to working capital or any GAAP measure as an indicator of our performance, nor should Variable Working Capital be considered as an alternative to working capital as an indicator of our relative liquidity to meet our obligations within an ordinary business cycle. We believe that Variable Working Capital is a useful measure, along with measurements under GAAP, in evaluating our financial performance and our ability to leverage sales and earnings from our Variable Working Capital. In addition, we use Variable Working Capital as a financial measure to evaluate our management of working capital and as a metric to measure contract and supplier performance.

Liquidity. We plan to grow our business primarily by selling more of the products we currently distribute, or internal growth, and by selling new products that we obtain the right to sell either through new distribution agreements or through strategic acquisitions, or external growth. Most of the increase in our net sales and earnings over the last several years have been derived from external growth, such as sales generated from the RR T56 distribution agreement.

Before entering into a distribution agreement for new products or substantially modifying the products distributed under an existing agreement, we prepare a financial model of the expected investment in Variable Working Capital and cash flows under the distribution agreement based on detailed plans, estimates and expectations for introducing and selling the products over the term of the agreement. We construct our financial model based primarily on standard cash flow models used for project evaluation in our industry.

Historically, we have funded our internal growth utilizing available cash flows from operations. External growth has been funded using external financing, such as the Credit Facility. Our business model assumes that external growth will be funded utilizing internal cash flows and external liquidity sources. We believe that a continuation of our current level of internal growth, profitability, and the present relationship between increased revenue, Variable Working Capital requirements and our annual capital expenditures, will generate positive cash flows from operations, including cash on hand, sufficient to fund all our internal growth and a portion of our external growth requirements related to new business opportunities. We have no plans to pursue a reduction in our available liquidity.

In 2005, we expect to fund our internal growth and any related capital expenditures out of cash flow from operations and borrowings under the Credit Facility. If we are awarded one or more additional long-term supplier agreements in 2005 that require significant investments in distribution rights and inventory, we may be required to increase availability and borrow significant amounts under the Credit Facility or we may be required to sell debt, equity or other securities under our shelf registration statement or otherwise to fund the costs associated with the investment. Likewise, if we enter into a strategic acquisition or if our current projections prove to be inaccurate in 2005, we may be required to borrow significant amounts under the Credit Facility or to sell securities.

Convertible Participating Redeemable Preferred Stock. On June 12, 2003, the Carlyle Investors converted all of the outstanding shares of Series D Redeemable Preferred Stock into 11,100,878 shares of our common stock, following a reduction by our board of directors of the conversion price of the shares of Series D Redeemable Preferred Stock from $5.80 per share to $4.62 per share. We accounted for this as a one-time $24.3 million noncash reduction for the conversion of preferred stock to our net earnings available to common shareholders. The shares of common stock issued represented approximately 36% of our outstanding common stock on the date of the conversion. No shares of Series D Redeemable Preferred Stock remain outstanding.

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

In June 2003, we used the net proceeds from the issuance of the Senior Notes to redeem the entire principal amount of the 14% Notes and to repay a portion of the outstanding revolving indebtedness under the Credit Facility. In connection with the redemption of the 14% Notes, we recorded a $17.3 million pretax loss on extinguishment, which consists of a $3.2 million prepayment premium on the outstanding principal amount of the 14% Notes, $8.7 million of unamortized debt discount and $5.4 million of unamortized original debt issuance cost.

In November 2003, we entered into an interest rate swap agreement to manage interest rate risk exposure on $50.0 million of the $200.0 million principal amount of Senior Notes. Under this agreement, we pay floating interest amounts in exchange for giving up the right to pay a fixed amount without an exchange of the underlying principal amount.

Senior Secured Debt. On June 30, 2004, we entered into an amendment to the Credit Facility to reduce interest payments, change certain financial ratios and covenants and to permit limited repurchases and redemptions of outstanding securities. On January 28, 2005, we entered into another amendment to the Credit Facility in connection with the GE CF6 agreement. As amended, the Credit Facility consists of a $260.0 million revolving credit and letter of credit facility due as a balloon payment in 2008, with availability determined by reference to a borrowing base calculated using our eligible accounts receivable and inventory and after deducting reserves required by the lenders. As of January 31, 2005, we had $104.1 million of borrowings outstanding under the Credit Facility and had issued letters of credit for $1.2 million. In addition, we had $123.6 million available for additional borrowings under the Credit Facility and our borrowing base was $229.0 million. As of January 31, 2005, borrowings under the Credit Facility bear interest based upon either: (1) a Eurodollar Rate plus an applicable margin ranging from 1.5% to 2.5% depending upon our financial ratios or (2) a Base Rate plus an applicable margin ranging from 0.5% to 2.5% depending upon the same financial ratios. We expect to utilize both of these interest rate options during 2005. As of January 31, 2005, the actual interest rate on the Credit Facility was 6.25%. An annual commitment fee of 0.5% is payable monthly in arrears on the daily unused portion of the Credit Facility. Obligations under the Credit Facility are collateralized by substantially all of our domestic assets and 65% of the stock of certain of our foreign subsidiaries. The Credit Facility also contains default clauses that permit the acceleration of all amounts due following an event of default at the discretion of the lenders, and lock-box provisions that apply our cash collections to outstanding borrowings. Based on the terms of the Credit Facility and pursuant to EITF Issue No. 95-22, “Balance Sheet Classification of Revolving Credit Agreement Obligations Involving Lock-Box Arrangements,” we classify amounts outstanding under the Credit Facility, if any, as current.

We also maintain a secured revolving credit facility in Canada, or the Canadian Revolver, with a total availability of Canadian $6.0 million. As of January 31, 2005, we had no borrowings outstanding under the Canadian Revolver.

Debt Covenants. The Credit Facility contains various restrictive operating and financial covenants, including several that are based on earnings before interest, taxes, depreciation, amortization, extraordinary gains or losses, and one-time items, or Adjusted EBITDA. We must comply with a maximum leverage ratio covenant that measures the ratio of our outstanding debt to our Adjusted EBITDA for the trailing four quarters. This maximum leverage ratio covenant was 3.25 to 1 at December 31, 2004.

Under the Credit Facility, we must maintain a maximum leverage ratio of: 4.50 to 1 for the fiscal quarters ending on or before June 30, 2005; 4.00 to 1 for the fiscal quarter ending September 30, 2005; 3.50 to 1 for the fiscal quarter ending December 31, 2005; and 3.25 to 1 for the fiscal quarters ending on or after March 31, 2006. We must also comply with a minimum interest coverage ratio covenant that measures the ratio of our Adjusted EBITDA for the trailing four quarters to our interest expense during the trailing four quarters. The minimum interest coverage ratio covenant was 3.50 to 1 at December 31, 2004 and will remain at that level for all periods thereafter. Furthermore, we must maintain a tangible net worth of not less than $205.8 million plus 75% of the cumulative consolidated net income for each fiscal quarter ending on or after June 30, 2004. As of December 31, 2004, the required tangible net worth was $230.7 million. We are permitted to make capital expenditures under the Credit Facility in any fiscal year up to $12.0 million, plus any unused carryover of up to $10.0 million from prior years. As a result, we must limit our capital expenditures in 2005 to no more than $17.2 million, which includes $5.2 million of allowed carryover spending from prior years.

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

The following table presents a reconciliation of our EBITDA and Adjusted EBITDA, as defined in the Credit Facility, to net earnings for the trailing four quarters ended December 31, 2004:

(In Thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net earnings	$9,977	13,465	10,021	9,706	43,169
Plus:
Income tax expense	5,177	2,819	3,961	4,472	16,429
Interest and related expense	4,345	4,207	4,169	4,021	16,742
Depreciation and amortization expense	3,842	3,914	4,020	3,736	15,512

EBITDA	23,341	24,405	22,171	21,935	91,852

Noncash (gains) losses	(125)	615	(490)	(110)	(110)

Adjusted EBITDA	$23,216	25,020	21,681	21,825	91,742

The Adjusted EBITDA calculation above is prepared in accordance with the terms of the Credit Facility. The noncash gains and losses, which are included in the Adjusted EBITDA calculation in accordance with the terms of the Credit Facility, may occur again. The depreciation and amortization expense above excludes debt issuance cost amortization and debt discount amortization. Adjusted EBITDA is presented solely to provide information on our debt covenants, and EBITDA and Adjusted EBITDA should not be considered an alternative to operating results or cash flows calculated in accordance with GAAP.

Contractual Obligations. The following table sets forth our contractual obligations at the end of 2004 for the periods shown (in thousands):

Contractual Obligation	Total	Within 1 Year	2-3 Years	4-5 Years	Thereafter
Debt service, including interest	$309,160	15,635	30,522	30,500	232,503
Capital lease obligations, including interest	1,975	1,206	769	—	—
Operating leases	37,932	8,856	11,221	7,457	10,398
Purchase commitments	427,507	427,507	—	—	—

Total contractual cash obligations	$776,574	453,204	42,512	37,957	242,901

The $427.5 million purchase commitment arises from contractual obligations to purchase inventory from Rolls-Royce pursuant to the terms of the RR T56 agreement, as well as obligations to purchase inventory pursuant to numerous other distribution agreements. Based on our sales projections, we believe these inventory purchases will be consumed in the normal course of business maintaining acceptable inventory turns.

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

We have been named a potentially responsible party at five third-party disposal sites to which wastes were allegedly sent by the previous owner of assets used in our discontinued engine services operations. We did not use these identified disposal sites. Accordingly, the previous owner has retained, and has been discharging, all liability associated with the cleanup of these sites pursuant to the sales agreement. Although we could be potentially liable in the event of nonperformance by the previous owner, we do not currently anticipate nonperformance. Based on this information, we have not accrued for any costs associated with these third-party sites. In addition, we have been named a potentially responsible party at two third-party disposal sites where we did use the identified sites. Cleanup costs associated with these sites have been accrued and we believe our reserves are adequate as of December 31, 2004.

As of December 31, 2004, we had two pending asbestos-related lawsuits. At year-end, we established a $0.3 million reserve for these lawsuits.

Based on information presently available and programs to detect and minimize contamination, we believe the ultimate disposition of pending environmental matters will not have a material adverse effect on our results of operations, cash flows or financial condition.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment,” which replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123.” SFAS 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense over the period during which an employee is required to provide services in exchange for the award. SFAS 123R is effective for interim and annual periods beginning after June 15, 2005. We are in the process of evaluating the three allowable methods of transition to SFAS 123R. We have not yet determined which method will be used. In 2005, we will incur compensation expense under SFAS 123R, as currently written, related to options granted in 2005 and previous periods.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and foreign exchange rates. From time to time, we have used financial instruments to offset these risks. These financial instruments are not used for trading or speculative purposes. We did not experience any significant changes in market risk during 2004.

Our objective in managing our interest rate risk on our debt is to maintain a balance of fixed- and variable-rate debt that will lower our overall borrowing costs within reasonable risk parameters. Interest rate swaps are used to convert a portion of our debt portfolio from a fixed-rate to a variable-rate. Factored into our decision as to the mix of fixed- and variable-rate debt are two components: (1) the borrowings under the Credit Facility are usually at a variable-rate and (2) the ability to adjust each year the prices for inflation on a large portion of our inventory. In November 2003, we entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $50.0 million of the $200.0 million principal amount of Senior Notes. Without this action, we would have had no floating rate debt, which does not meet our risk criteria. Under the swap agreement, we pay the London InterBank Offer Rate, or LIBOR, plus an applicable margin. At December 31, 2004, the interest rate in effect under the swap agreement was 5.375%, composed of LIBOR of 1.94% and margin of 3.435%. At December 31, 2003, the interest rate in effect was 4.656%, composed of LIBOR of 1.22% and margin of 3.435%. The interest payment and maturity dates of the interest rate swap match the terms of the debt it is intended to modify. The fair value of our interest rate swap at both December 31, 2004 and 2003 was a liability of $0.8 million. Fluctuations in the interest rates may affect the fair value of the fixed-rate debt and may affect the interest expense related to the variable-rate debt. At December 31, 2003, we had $0.5 million of variable-rate debt obligations outstanding under the Canadian Revolver with a weighted average interest rate of 5.25%. At December 31, 2004, we had no borrowings outstanding under the Canadian Revolver.

At December 31, 2004 and 2003, the total amount of our variable-rate debt was approximately $50.0 million and $50.5 million, respectively. A hypothetical increase of 100 basis points in the variable interest rate for these borrowings, assuming debt levels at December 31, 2004 and 2003, respectively, would increase interest expense by approximately $0.5 million in both years.

Our foreign operations utilize the U.S. dollar as their functional currency. Foreign currency translation and transaction gains and losses are included in net earnings. Foreign currency transaction exposure relates primarily to foreign currency-denominated accounts receivables and the transfer of foreign currency from subsidiaries to Aviall Services. We have sales transactions denominated in foreign currencies in Australia, Canada and New Zealand. Currency transaction exposures are not hedged. Unrealized currency translation gains and losses are recognized each month upon translation of the foreign subsidiaries’ balance sheets into U.S. dollars. Net currency translation and transaction gains and losses included in earnings amounted to $0.6 million, $1.8 million and $0.5 million in 2004, 2003 and 2002, respectively. From time to time, we have used foreign currency borrowings as a hedge against foreign-denominated net assets. As of December 31, 2003, we had a Canadian dollar-denominated loan equivalent to U.S. $0.5 million outstanding under the Canadian Revolver. As of December 31, 2004, we had no borrowings outstanding under the Canadian Revolver.

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

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our CEO and CFO, has conducted an evaluation of the effectiveness of design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in ensuring that all information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 has been recorded, processed, summarized and reported within the time periods specified by the SEC.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate internal control over financial reporting for Aviall. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. There are inherent limitations to the effectiveness of any system of internal control; therefore, internal control over financial reporting may not prevent or detect all misstatements. Also, any projections of evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with our policies and procedures may deteriorate. As of December 31, 2004, management has assessed the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PwC, an independent public accounting firm, as stated in their report which appears on pages F-2 and F-3 included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B: Other Information

None.

PART III

Item 10: Directors and Executive Officers of the Registrant

The information regarding our directors required by Item 10 is incorporated by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders to be held on June 9, 2005. The information regarding our executive officers required by Item 10 is submitted as a separate section of this Annual Report on Form 10-K. See “Item 4A: Executive Officers of the Registrant” in this Annual Report on Form 10-K.

Item 11: Executive Compensation

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders to be held on June 9, 2005.

Item 12: Security Ownership of Certain Beneficial Owners and Management

The information required by Item 403 of Regulation S-K is incorporated by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders to be held on June 9, 2005 under the caption “Securities Ownership of Certain Beneficial Owners and Management.”

Item 13: Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders to be held on June 9, 2005.

Item 14: Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders to be held on June 9, 2005.

PART IV

Item 15: Exhibits and Consolidated Financial Statement Schedules

(a)	Documents filed as part of this Report:

	(1)	Consolidated Financial Statements
The following consolidated financial statements are filed as a part of this Report:

Page
		Report of Independent Registered Public Accounting Firm	F-2
		Consolidated Statements of Operations	F-4
		Consolidated Statements of Comprehensive Income	F-5
		Consolidated Balance Sheets	F-6
		Consolidated Statements of Shareholders’ Equity	F-7
		Consolidated Statements of Cash Flows	F-8
		Notes to Consolidated Financial Statements	F-9

	(2)	Consolidated Financial Statement Schedules
The following consolidated financial statement schedule is filed as a part of this Report:
		Schedule II - Valuation Accounts	F-41

All other schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes to the consolidated financial statements or circumstances requiring the inclusion of such schedules are not present.

(3)	Exhibits
The following exhibits are filed herewith or are incorporated by reference to the designated document previously filed with the SEC:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Aviall, Inc. (Exhibit 3.1 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the “1993 Form 10-K”) and incorporated herein by reference)

3.2	Amended and Restated By-Laws of Aviall, Inc. (Exhibit 3.1 to Aviall, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (the “March 31, 1999 Form 10-Q”) and incorporated herein by reference)

4.1	Form of Common Stock Certificate of Aviall, Inc. (Exhibit 4.1 to Aviall, Inc.’s Registration Statement on Form 10, as amended (Commission File No. 1-12380) and incorporated herein by reference)

4.2	Form of Warrant to purchase common stock of Aviall, Inc., entered into as of March 15, 2002, between Aviall, Inc. and each of J. H. Whitney Mezzanine Fund, L.P., Whitney Private Debt Fund, L.P., Whitney Limited Partner Holdings, LLC, Blackstone Mezzanine Partners L.P., Blackstone Mezzanine Holdings L.P., Carlyle High Yield Partners, L.P., Oak Hill Securities Fund, L.P., Oak Hill Securities Fund II, L.P., Lerner Enterprises, L.P. and P & PK Family Limited Partnership (Exhibit 4.10 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “2001 Form 10-K”) and incorporated herein by reference)

4.3	Amended and Restated Registration Rights Agreement, dated as of March 15, 2002, by and between Aviall, Inc., J. H. Whitney Mezzanine Fund, L.P., Whitney Private Debt Fund, L.P., Whitney Limited Partner Holdings, LLC, Blackstone Mezzanine Partners L.P., Blackstone Mezzanine Holdings L.P., Carlyle High Yield Partners, L.P., Oak Hill Securities Fund, L.P., Oak Hill Securities Fund II, L.P., Lerner Enterprises, L.P. and P & PK Family Limited Partnership (Exhibit 4.11 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

4.4	Registration Rights Agreement, dated as of December 21, 2001, by and between Aviall, Inc., Carlyle Partners III, L.P. and CP III Coinvestment, L.P. (Exhibit 4.12 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

4.5	Amendment No. 1 to Form of Warrant to purchase common stock of Aviall, Inc., dated as of December 30, 2002, between Aviall, Inc. and each of J. H. Whitney Mezzanine Fund, L.P., Whitney Private Debt Fund, L.P., Whitney Limited Partner Holdings, LLC, Blackstone Mezzanine Partners L.P., Blackstone Mezzanine Holdings L.P. and Carlyle High Yield Partners, L.P. (Exhibit 4.13 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “2002 Form 10-K”) and incorporated herein by reference)

4.6	Investor Rights Agreement, dated as of June 12, 2003, by and among Aviall, Inc., Carlyle Partners III, L.P., CP III Coinvestment, L.P., Carlyle High Yield Partners, L.P. and Carlyle-Aviall Partners II, L.P. (Exhibit 4.1 to Aviall, Inc.’s Current Report on Form 8-K, dated as of June 12, 2003 and incorporated herein by reference)

4.7	Indenture, dated as of June 30, 2003, by and between Aviall, Inc. and The Bank of New York, as Trustee, relating to Aviall, Inc.’s 7.625% Senior Notes due 2011 (Exhibit 4.3 to Aviall, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (the “June 30, 2003 Form 10-Q”) and incorporated herein by reference)

4.8	Form of 7.625% Senior Note due 2011 of Aviall, Inc. (Exhibit 4.13 to Aviall, Inc.’s Registration Statement on Form S-4, as amended (Commission Registration No. 333-108140) and incorporated herein by reference)

Exhibit No.	Description
10.1†	Aviall, Inc. Stock Incentive Plan (Exhibit 10.1 to Aviall, Inc.’s 1993 Form 10-K and incorporated herein by reference)

10.2†	Amendment to Aviall, Inc. Stock Incentive Plan (Exhibit 10.3 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.3†	Aviall, Inc. 1998 Stock Incentive Plan (Exhibit 10.2 to Aviall, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference)

10.4†	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan (Exhibit 10.4 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.5†	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 28, 2000 (Exhibit 10.5 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.6†	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 7, 2001 (Exhibit 10.6 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.7†	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 7, 2001 (Exhibit 10.42 to Aviall, Inc.’s 2003 Form 10-K and incorporated herein by reference)

10.8†	Amendment Number One to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of December 21, 2001 (Exhibit 10.7 to Aviall, Inc.’s 2003 Form 10-K and incorporated herein by reference)

10.9†	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 14, 2002 (Exhibit 10.2 to Aviall, Inc.’s March 31, 2003 Form 10-Q and incorporated herein by reference)

10.10†	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 18, 2004 (Exhibit 10.2 to Aviall, Inc.’s June 30, 2004 Form 10-Q and incorporated herein by reference)

10.11†	Aviall, Inc. Amended and Restated 1998 Directors Stock Plan (Exhibit 10.3 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)

10.12†	Amendment Number One to the Aviall, Inc. Amended and Restated 1998 Directors Stock Plan, dated as of June 14, 2002 (Exhibit 10.3 to Aviall, Inc.’s March 31, 2003 Form 10-Q and incorporated herein by reference)

10.13†	Amendment Number Two to the Aviall, Inc. Amended and Restated 1998 Directors Stock Plan, dated as of June 26, 2003 (Exhibit 10.3 to Aviall, Inc.’s June 30, 2003 Form 10-Q and incorporated herein by reference)

10.14†	Amendment Number Three to the Aviall, Inc. Amended and Restated 1998 Directors Stock Plan, dated as of June 18, 2004 (Exhibit 10.1 to Aviall, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (the “June 30, 2004 Form 10-Q”) and incorporated herein by reference)

10.15†	Form of Restricted Shares Award Agreement for 1998 Stock Incentive Plan (Exhibit 99.3 to Aviall, Inc.’s January 28, 2005 Form 8-K (the “January 28, 2005 8-K”) and incorporated herein by reference)

10.16†	Form of Non-Qualified Stock Option Agreement for 1998 Stock Incentive Plan (Exhibit 99.4 to the January 28, 2005 Form 8-K and incorporated herein by reference)

10.17†	Form of Incentive Stock Option Agreement for 1998 Stock Incentive Plan (Exhibit 99.5 to the January 28, 2005 Form 8-K and incorporated herein by reference)

10.18†	Form of Non-Employee Director Stock Option Agreement for Amended and Restated 1998 Directors Stock Plan (Exhibit 99.6 to the January 28, 2005 Form 8-K and incorporated herein by reference)

10.19†	Form of Election Agreement for Amended and Restated 1998 Directors Stock Plan (Exhibit 99.7 to the January 28, 2005 Form 8-K and incorporated herein by reference).

Exhibit No.	Description
10.20	Distribution and Indemnity Agreement, by and between Aviall, Inc. and Ryder, dated November 23, 1993 (Exhibit 10.3 to Aviall, Inc.’s 1993 Form 10-K and incorporated herein by reference)

10.21	Tax Sharing Agreement, by and between Aviall, Inc. and Ryder, dated November 23, 1993 (Exhibit 10.4 to Aviall, Inc.’s 1993 Form 10-K and incorporated herein by reference)

10.22†	Form of Amended and Restated Severance Agreement, by and between Aviall, Inc. and each of its executive officers (Exhibit 10.1 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.23†	Addendum to the Amended and Restated Severance Agreement, by and between Aviall, Inc. and Bruce Langsen (Exhibit 10.2 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.24†	Second Addendum to the Amended and Restated Severance Agreement, by and between Aviall, Inc. and Bruce Langsen, dated as of December 21, 2001 (Exhibit 10.13 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.25†	Aviall, Inc. Amended and Restated Severance Pay Plan (Exhibit 10.7 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.26†	Amendment Number One to the Aviall, Inc. Amended and Restated Severance Pay Plan, dated as of December 21, 2001 (Exhibit 10.15 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.27	Asset Purchase Agreement, dated as of May 31, 1994, by and between Aviall Services, Inc. and Dallas Airmotive, Inc., as amended (Exhibit 10.3 to Aviall, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994 and Exhibits 10.17 through 10.23 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference)

10.28†	Aviall, Inc. Employee Stock Purchase Plan (Exhibit 10.27 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference)

10.29†	Aviall, Inc. Benefit Restoration Plan (Exhibit 10.5 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.30†	Amendment No. One to the Aviall, Inc. Benefit Restoration Plan (Exhibit 10.6 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.31	Agreement of Purchase and Sale, by and among Aviall, Inc., Aviall Services, Inc., Greenwich Air Services, Inc. and GASI Engine Services, Inc., dated April 19, 1996 (Exhibit 2.1 to Aviall, Inc.’s Current Report on Form 8-K, dated April 19, 1996 and incorporated herein by reference)

10.32†	Employment Agreement, dated December 16, 1999, by and between Aviall, Inc. and Paul E. Fulchino (Exhibit 10.16 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the “1999 Form 10-K”) and incorporated herein by reference)

10.33†	Addendum to Employment Agreement, dated as of December 21, 2001, by and between Aviall, Inc. and Paul E. Fulchino (Exhibit 10.22 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.34†	Non-Qualified Stock Option Agreement, dated December 21, 1999, by and between Aviall, Inc. and Paul E. Fulchino (Exhibit 10.17 to Aviall, Inc.’s 1999 Form 10-K and incorporated herein by reference)

Exhibit No.	Description
10.35†	Addendum to the Non-Qualified Stock Option Agreement, dated as of December 21, 2001, by and between Aviall, Inc. and Paul E. Fulchino (Exhibit 10.24 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.36	Distribution Services Agreement, dated November 3, 1999, by and between Allison Engine Company, Inc. d/b/a Rolls-Royce Allison and Aviall Services, Inc. (the “RR 250 Agreement”) (Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.) (Exhibit 10.19 to Aviall, Inc.’s 1999 Form 10-K and incorporated herein by reference)

10.37	Amendments to RR 250 Agreement, dated various dates, by and between Aviall Services, Inc. and Rolls-Royce Corporation (Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission) (Exhibit 10.40 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “2003 Form 10-K”) and incorporated herein by reference)

10.38	Distribution Services Agreement, dated as of December 17, 2001, by and between Aviall Services, Inc. and Rolls-Royce Corporation (the “T56 Agreement”) (Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission) (Exhibit 10.26 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.39	Amendment Number One to T56 Agreement, dated October 1, 2003, by and between Aviall Services, Inc. and Rolls-Royce Corporation (Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission) (Exhibit 10.41 to Aviall, Inc.’s 2003 Form 10-K and incorporated herein by reference)

10.40	Distribution Services Agreement, dated January 28, 2005, by and among Aviall, Inc., Aviall Services, Inc., General Electric Company and GE Engine Services Distribution LLC (Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission) (Exhibit 2.1 to the January 28, 2005 Form 8-K and incorporated herein by reference)

10.41	Parts Supply Agreement, dated January 28, 2005, by and among Aviall Services, Inc. and General Electric Company (Exhibit 99.1 to the January 28, 2005 Form 8-K and incorporated herein by reference)

10.42	Securities Purchase Agreement, dated as of December 17, 2001, by and among Aviall, Inc., Carlyle Partners III, L.P. and CP III Coinvestment, L.P. (Exhibit 10.27 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.43	Pledge and Security Agreement, dated as of December 21, 2001, by Aviall, Inc., Aviall Services, Inc., Inventory Locator Service, LLC and Aviall Product Repair Services, Inc. in favor of Citicorp USA, Inc. (Exhibit 10.30 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.44	Lease Agreement, dated as of April 3, 2001, by and between Crow Family Holdings Industrial Texas Limited Partnership and Aviall Services, Inc. (Exhibit 10.31 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

Exhibit No.	Description
10.45	Standstill Agreement, dated as of December 21, 2001, by and among Aviall, Inc., Carlyle Partners III, L.P. and CP III Coinvestment, L.P. (Exhibit 10.32 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.46†	Aviall, Inc. Supplemental Executive Retirement Income Plan, effective as of April 7, 2003 (Exhibit 10.1 to Aviall, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (the “March 31, 2003 Form 10-Q”) and incorporated herein by reference)

10.47	Second Amended and Restated Credit Agreement, dated as of June 30, 2003, by and among Aviall, Inc., Aviall Services, Inc., Citicorp USA, Inc. and the lenders and issuers party thereto (Exhibit 10.2 to Aviall, Inc.’s June 30, 2003 Form 10-Q and incorporated herein by reference)

10.48*	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of October 6, 2003, by and among Aviall, Inc, Aviall Services, Inc., Citicorp USA, Inc. and the lenders and issuers party thereto

10.49	Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated as of June 30, 2004, by and among Aviall, Inc., Aviall Services, Inc., Citicorp USA, Inc. and the lenders and issuers party thereto (Exhibit 10.3 to Aviall, Inc.’s June 30, 2004 Form 10-Q and incorporated herein by reference).

10.50	Amendment No. 3 to the Second Amended and Restated Credit Agreement, dated as of January 28, 2005, by and among Aviall, Inc., Aviall Services, Inc., Citigroup USA, Inc. and the lenders and issuers party thereto (Exhibit 99.2 to the January 28, 2005 Form 8-K and incorporated herein by reference)

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries of Aviall, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney of the Directors of Aviall, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1*	Certifications pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Each document marked with an asterisk is filed herewith.
†	Each document marked with a dagger constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIALL, INC.

March 15, 2005	By	/s/ Paul E. Fulchino
Paul E. Fulchino
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title
/s/ Paul E. Fulchino	Chairman, President and Chief Executive Officer
Paul E. Fulchino	(Principal Executive Officer)

/s/ Colin M. Cohen	Senior Vice President and Chief Financial Officer
Colin M. Cohen	(Principal Financial Officer)

/s/ Jacqueline K. Collier	Vice President and Controller
Jacqueline K. Collier	(Principal Accounting Officer)

Peter J. Clare*	Director
Peter J. Clare

Alberto F. Fernández*	Director
Alberto F. Fernández

Allan M. Holt*	Director
Allan M. Holt

Donald R. Muzyka*	Director
Donald R. Muzyka

Richard J. Schnieders*	Director
Richard J. Schnieders

Jonathan M. Schofield*	Director
Jonathan M. Schofield

Arthur E. Wegner*	Director
Arthur E. Wegner

Bruce N. Whitman*	Director
Bruce N. Whitman

*	The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K pursuant to the Powers of Attorney executed on behalf of the above-named directors of the registrant and contemporaneously filed herewith with the Securities and Exchange Commission.

March 15, 2005	By	/s/ Jeffrey J. Murphy
Jeffrey J. Murphy
Attorney-in-Fact

AVIALL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Aviall, Inc.:

We have completed an integrated audit of Aviall Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Aviall, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Dallas, Texas

March 16, 2005

AVIALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Year Ended December 31,
	2004	2003	2002
Net sales	$1,164,003	1,013,335	803,293
Cost of sales	972,079	843,700	646,477

Gross profit	191,924	169,635	156,816
Selling and administrative expenses	115,584	100,180	95,412
Impairment loss	—	1,707	—
Other gain	—	—	(1,024)

Operating income	76,340	67,748	62,428
Loss on extinguishment of debt	—	17,315	—
Interest expense, net	16,742	20,975	22,578

Earnings from continuing operations before income taxes	59,598	29,458	39,850
Provision for income taxes	16,429	8,805	13,199

Earnings from continuing operations	43,169	20,653	26,651
Discontinued operations:
Gain on disposal (net of income tax expense of $76 in 2003 and $1,816 in 2002)	—	125	3,026

Earnings from discontinued operations	—	125	3,026

Net earnings	43,169	20,778	29,677
Less deemed dividend from beneficial conversion feature	—	—	(20,533)
Less noncash reduction for conversion of redeemable preferred stock	—	(24,335)	—
Less preferred stock dividends	—	(2,016)	(4,199)

Net earnings (loss) applicable to common shares	$43,169	(5,573)	4,945

Basic net earnings (loss) per share:
Earnings (loss) from continuing operations	$1.35	(0.29)	0.08
Earnings from discontinued operations	—	—	0.11

Net earnings (loss)	$1.35	(0.29)	0.19

Weighted average common shares	31,983,421	25,922,573	18,478,102

Diluted net earnings (loss) per share:
Earnings (loss) from continuing operations	$1.28	(0.29)	0.08
Earnings from discontinued operations	—	—	0.11

Net earnings (loss)	$1.28	(0.29)	0.19

Weighted average common and potentially dilutive common shares	33,658,406	31,226,004	27,565,957

See accompanying notes to consolidated financial statements.

AVIALL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Net earnings	$43,169	20,778	29,677
Other comprehensive loss:
Minimum pension liability adjustment (net of income tax benefit of $1,137 in 2004, $226 in 2003 and $2,464 in 2002)	(1,728)	(543)	(4,107)

Comprehensive income	$41,441	20,235	25,570

See accompanying notes to consolidated financial statements.

AVIALL, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$91,632	23,424
Receivables, net	144,087	139,279
Inventories	328,129	327,860
Prepaid expenses and other current assets	2,953	2,501
Deferred income taxes	40,432	19,075

Total current assets	607,233	512,139

Property and equipment	33,929	32,029
Goodwill	46,843	46,843
Intangible assets	46,525	51,908
Deferred income taxes	3,229	35,749
Other assets	11,717	12,524

Total assets	$749,476	691,192

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,440	3,293
Revolving line of credit	—	509
Cash overdrafts due to outstanding checks	43,023	43,615
Accounts payable	98,629	94,822
Accrued expenses	46,741	39,567

Total current liabilities	189,833	181,806

Long-term debt	201,990	203,411
Other liabilities	8,652	5,891
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock ($0.01 par value per share, 80,000,000 shares authorized; 34,582,746 shares and 33,950,107 shares issued at December 31, 2004 and 2003, respectively)	346	339
Additional paid-in capital	447,060	439,080
Accumulated deficit	(62,130)	(105,299)
Treasury stock, at cost (2,035,124 shares and 2,012,743 shares at December 31, 2004 and 2003, respectively)	(28,218)	(27,867)
Unearned compensation - restricted stock	(1,679)	(1,519)
Accumulated other comprehensive loss	(6,378)	(4,650)

Total shareholders’ equity	349,001	300,084

Total liabilities and shareholders’ equity	$749,476	691,192

See accompanying notes to consolidated financial statements.

AVIALL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Common Stock		Treasury Stock	Unearned Compensation	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Share- holders’ Equity
	Shares Outstanding	Amount
At December 31, 2001	18,495,990	$205	(27,749)	(965)	328,022	(104,671)	—	$194,842
Net earnings	—	—	—	—	—	29,677	—	29,677
Minimum pension liability adjustment	—	—	—	—	—	—	(4,107)	(4,107)
Warrants issued	—	—	—	—	11,060	—	—	11,060
Restricted stock awards, net of forfeitures	110,142	—	—	(1,016)	1,016	—	—	—
Compensation expense	—	—	—	612	—	—	—	612
Common stock issued	1,004,246	11	—	—	671	—	—	682
Treasury stock, at cost	(5,885)	—	(40)	—	—	—	—	(40)
Tax benefit from exercise of stock options	—	—	—	—	75	—	—	75
Deemed dividend	—	—	—	—	20,533	(20,533)	—	—
Preferred stock dividends	—	—	—	—	—	(4,199)	—	(4,199)

At December 31, 2002	19,604,493	216	(27,789)	(1,369)	361,377	(99,726)	(4,107)	228,602
Net earnings	—	—	—	—	—	20,778	—	20,778
Minimum pension liability adjustment	—	—	—	—	—	—	(543)	(543)
Restricted stock awards, net of forfeitures	143,344	—	—	(1,042)	1,042	—	—	—
Compensation expense	—	—	—	892	—	—	—	892
Common stock issued due to conversion of redeemable preferred stock	11,100,878	111	—	—	46,274	—	—	46,385
Other common stock issued	1,093,505	12	—	—	5,136	—	—	5,148
Treasury stock, at cost	(4,856)	—	(78)	—	—	—	—	(78)
Tax benefit from exercise of stock options	—	—	—	—	916	—	—	916
Noncash reduction in retained earnings due to conversion of redeemable preferred stock	—	—	—	—	24,335	(24,335)	—	—
Preferred stock dividends	—	—	—	—	—	(2,016)	—	(2,016)

At December 31, 2003	31,937,364	339	(27,867)	(1,519)	439,080	(105,299)	(4,650)	300,084
Net earnings	—	—	—	—	—	43,169	—	43,169
Minimum pension liability adjustment	—	—	—	—	—	—	(1,728)	(1,728)
Restricted stock awards, net of forfeitures	52,143	1	—	(1,099)	1,098	—	—	—
Compensation expense	—	—	—	939	—	—	—	939
Common stock issued	580,496	6	—	—	4,654	—	—	4,660
Treasury stock, at cost	(22,381)	—	(351)	—	—	—	—	(351)
Tax benefit from exercise of stock options	—	—	—	—	2,228	—	—	2,228

At December 31, 2004	32,547,622	$346	(28,218)	(1,679)	447,060	(62,130)	(6,378)	$349,001

See accompanying notes to consolidated financial statements.

AVIALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Operating activities:
Net earnings	$43,169	20,778	29,677
Loss on extinguishment of debt	—	17,315	—
Impairment loss	—	1,707	—
Gain on disposal of discontinued operations	—	(125)	(3,026)
Other gain	—	—	(1,024)
Depreciation and amortization	17,441	17,995	17,124
Deferred income taxes	12,381	7,095	12,691
Paid-in-kind interest	—	405	739
Compensation expense on restricted stock awards	939	892	612
Tax benefit from exercise of stock options	2,228	916	75
Changes in:
Receivables	(4,808)	(44,057)	(20,088)
Inventories	(269)	20,167	(106,392)
Accounts payable	3,807	14,736	36,453
Accrued expenses	3,944	(3,535)	(747)
Other, net	1,949	(2,503)	(3,178)

Net cash provided by (used for) operating activities	80,781	51,786	(37,084)

Investing activities:
Capital expenditures	(10,363)	(8,030)	(6,867)
Purchase of distribution rights	(1,367)	(7,200)	(10,398)
Sales of property, plant and equipment	114	83	128

Net cash used for investing activities	(11,616)	(15,147)	(17,137)

Financing activities:
Issuance of common stock	4,660	5,148	682
Debt repaid	(3,413)	(84,626)	(2,420)
Debt issuance costs paid	(752)	(7,919)	(89)
Cash overdrafts due to outstanding checks	(592)	9,438	26,720
Net change in revolving credit facility	(509)	(140,275)	31,847
Purchase of treasury stock	(351)	(78)	(40)
Debt proceeds	—	200,101	—
Cash dividends on redeemable preferred stock	—	(1)	(8)

Net cash (used for) provided by financing activities	(957)	(18,212)	56,692

Change in cash and cash equivalents	68,208	18,427	2,471
Cash and cash equivalents, beginning of period	23,424	4,997	2,526

Cash and cash equivalents, end of period	$91,632	23,424	4,997

Cash paid for interest and income taxes:
Interest	$7,863	17,916	17,826
Income taxes	$1,668	966	639
Noncash investing and financing activities:
Property and equipment acquired with debt	$121	1,330	—
Conversion of redeemable preferred stock into common stock	$—	46,385	—
Noncash reduction in retained earnings due to conversion of redeemable preferred stock	$—	24,335	—
Paid-in-kind dividends on redeemable preferred stock	$—	2,015	24,724
Issuance of warrants	$—	—	11,060

See accompanying notes to consolidated financial statements.

AVIALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND AND ORGANIZATION

Aviall, Inc., or Aviall, is the largest independent global provider to the aerospace aftermarket of new aviation parts, supply-chain management and other related value-added services through its subsidiary, Aviall Services, Inc., or Aviall Services. Aviall also provides information and facilitates commerce for the aviation and marine industries and the United States, or U.S., and international government procurement market through its global electronic marketplaces operated by Inventory Locator Service, LLC, or ILS. We report Aviall Services and ILS as separate operating segments. See “Note 19 - Segments and Related Information.”

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying consolidated financial statements include the accounts of Aviall and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior-year amounts have been reclassified to conform to the current year presentation.

Accounting Estimates. The process of preparing financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenue and expenses. These estimates and assumptions are based upon the best information available at the time of the estimates or assumptions and could change materially as conditions within and beyond our control change. Accordingly, actual amounts could differ materially from those estimates. The most significant estimates that we make include the allowance for doubtful accounts, reserves for excess and obsolete inventories, deferred tax asset valuation allowances, pension and postretirement benefit obligations and valuation of goodwill and distribution rights. Changes in estimates are recorded in the period of change.

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

Cash and Cash Equivalents. We consider all highly liquid, interest-bearing instruments with an original maturity of three months or less to be cash equivalents. We classify cash overdrafts due to outstanding checks as a separate current liability in our accompanying consolidated balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Past-due status is based on contractual terms on a customer-by-customer basis. An allowance for doubtful accounts receivable is established based on our estimates of the amount of uncollectible accounts receivable on a customer-by-customer basis. We determine the required allowance using information such as customer credit history, industry and market segment information, economic trends and conditions, credit reports and customer financial condition. The estimates can be affected by changes in the aviation industry, customer credit issues or customer bankruptcies. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

Inventories. We value our inventory of aerospace parts at the lower of average cost or market. We make provisions for excess and obsolete inventories based on our assessment of slow-moving and obsolete inventories on an individual part number basis within each product line. We make provisions for inventory shrinkage based on periodic physical inventory counts. Reserves for shrinkage and excess and obsolete inventory amounted to $6.5 million and $6.6 million at December 31, 2004 and 2003, respectively.

Property and Equipment. Property and equipment is carried at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Internal and external costs incurred to develop or purchase computer software during the application development stage for internal use, including upgrades and enhancements, are capitalized. Assets held under capital lease are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease and amortized over the lease term using the straight-line method. Lives assigned to asset categories are 3 to 10 years for software, hardware and equipment, and the remaining lease term, if shorter than the estimated useful life, for leasehold improvements. Depreciation expense amounted to $8.4 million, $8.1 million and $7.6 million in 2004, 2003 and 2002, respectively. Lease amortization is included in depreciation expense.

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

Distribution Rights. From time to time, we enter into long-term supplier distribution agreements that implicitly include a payment for distribution rights. When we enter into these agreements, we must value the distribution rights and amortize them using the expected operating cash flows over the life of the agreement. We calculate the value of the distribution rights using a discounted cash flow model of the expected net contract cash flows related to the specific distribution agreement. In the event one or more of our material suppliers discontinue the products we sell, terminate our contract or are unable to perform under our agreement, the value of the distribution rights could be impaired, and we might be required to write-down or write-off the unamortized value of the distribution rights.

Deferred Taxes. We establish our deferred tax assets and liabilities based on our profits or losses in each jurisdiction in which we operate. Associated valuation allowances reflect the likelihood of the recoverability of these deferred assets. We base our judgment of the recoverability of these deferred assets, which includes U.S. federal and, to a lesser degree, state and foreign net operating loss, or NOL, carryforwards, primarily on historical earnings, our estimate of current and expected future earnings, prudent and feasible tax planning strategies, and current and future ownership changes.

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

Financing Costs. Costs associated with obtaining debt are recorded as a deferred charge and amortized over the term of the related debt through interest expense utilizing an effective interest rate method. Amortization of financing costs amounted to $1.9 million, $2.5 million and $2.8 million in 2004, 2003 and 2002, respectively.

Debt Discount. Debt discount is recorded as a reduction of long-term debt and amortized over the term of the related debt through interest expense utilizing an effective interest rate method. Amortization of debt discount amounted to $0.9 million and $1.4 million in 2003 and 2002, respectively. There was no debt discount amortization recorded in 2004.

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

Foreign Currency Translation. Our foreign operations utilize the U.S. dollar as their functional currency. Net currency translation and transaction gains included in earnings amounted to $0.6 million, $1.8 million and $0.5 million in 2004, 2003 and 2002, respectively. These gains are affected primarily by changes in the exchange rate of the Australian dollar against the U.S. dollar.

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

Fair Value of Financial Instruments. The carrying value of our current assets and liabilities approximates fair value due to the short-term maturities of these assets and liabilities. At December 31, 2004 and 2003, the carrying value of our debt was $203.4 million and $207.2 million, respectively, and the estimated fair value was $214.7 million and $215.7 million, respectively. We determined the fair value based on quoted market prices at December 31, 2004 and December 31, 2003.

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

The following table illustrates the effect on net earnings and earnings per share if we had applied the fair-value recognition provisions of SFAS 123 to stock-based employee compensation:

(In Thousands, Except Per Share Data)	2004	2003	2002
Net earnings, as reported	$43,169	20,778	29,677
Preferred stock dividends	—	(2,016)	(4,199)
Deemed dividend from beneficial conversion feature	—	—	(20,533)
Noncash reduction for conversion of preferred stock	—	(24,335)	—

Net earnings (loss) available to common shareholders	43,169	(5,573)	4,945
Undistributed earnings allocated to participating preferred stockholders	—	(1,847)	(1,389)

Net earnings (loss) for purposes of computing basic net EPS	43,169	(7,420)	3,556
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(1,975)	(1,413)	(1,341)

Pro forma net earnings (loss) for purposes of computing basic net EPS	$41,194	(8,833)	2,215

Earnings (loss) per share:
Basic - as reported	$1.35	(0.29)	0.19
Basic - pro forma	$1.29	(0.34)	0.14

Diluted - as reported	$1.28	(0.29)	0.19
Diluted - pro forma	$1.22	(0.34)	0.14

During 2004, 2003 and 2002, options were granted at exercise prices equal to the market price of our common stock on the date of grant. The weighted average fair value of options granted was $7.94 per option in 2004, $3.85 per option in 2003 and $3.97 per option in 2002. In accordance with SFAS 123, the fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Risk-free interest rate	3.34%	3.07%	4.62%
Expected life (years)	5.0	5.0	5.9
Expected volatility	55.47%	55.26%	50.34%
Expected dividend yield	—	—	—

Earnings (Loss) Per Share. Basic net earnings per share, or EPS, is computed by dividing net earnings (loss) for purposes of computing basic net EPS by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net earnings by the weighted average number of common and dilutive potential common shares outstanding during the period using the treasury stock method. Diluted EPS is presented as equal to basic EPS if it is antidilutive, or higher than basic EPS.

Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per-share amounts for the quarters may not equal per-share amounts for the year.

New Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment,” which replaces SFAS 123 and supersedes APB 25 and SFAS 148. SFAS 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense over the period during which an employee is required to provide services in exchange for the award. SFAS 123R is effective for interim and annual periods beginning after June 15, 2005. We are in the process of evaluating the three allowable methods of transition for SFAS 123R. We have not yet determined which method will be used. In 2005, we will incur compensation expense under SFAS 123R, as currently written, related to options granted in 2005 and previous periods.

NOTE 3 - DISCONTINUED OPERATIONS

In 1996, we sold our commercial engine services businesses. These businesses are reported as discontinued operations in our consolidated financial statements.

The sale agreements required us to retain certain liabilities, primarily environmental. The losses associated with these liabilities were estimated and included in the discontinued operations provision. The actual cost of these obligations may not be known for a number of years. In the case of environmental liabilities, factors included in the original estimate of loss, such as the level of remediation required, could change significantly from our original estimate. Accordingly, certain adjustments may be required in future periods to reflect changes in these estimates. As of December 31, 2004 and 2003, these retained liabilities, primarily environmental, for businesses reported as discontinued operations as well as previously owned businesses not classified as discontinued operations amounted to $2.3 million and $4.2 million, respectively.

During 2003 and 2002, we recognized a net gain on disposal of $0.1 million, net of tax expense of $0.08 million, and $3.0 million, net of tax expense of $1.8 million, respectively. The 2003 net gain related to changes in the estimates of certain liabilities as a result of the expiration of the indemnification periods under the asset sale contracts and revised projections for certain liabilities, primarily environmental liabilities, based on recent experiences. The 2002 net gain primarily related to the reversal of estimates for environmental liabilities. There was no discontinued operations gain or loss recorded in 2004.

NOTE 4 - IMPAIRMENT LOSS

The $1.7 million impairment loss resulted from the write-off in June 2003 of a vendor software license purchased in 2001. Beginning in the second quarter of 2003, we began to pursue other alternatives resulting from the vendor’s change in strategic focus.

NOTE 5 - OTHER GAINS AND LOSSES

2002 Gain. During 2002, we recorded a $1.0 million other gain resulting from the reversal of environmental reserves due to changes in estimates related to our previously owned businesses, which did not qualify as discontinued operations.

NOTE 6 - RECEIVABLES

(In Thousands)	2004	2003
Trade	$142,630	135,704
Other	5,078	6,090

	147,708	141,794
Allowance for doubtful accounts	(3,621)	(2,515)

	$144,087	139,279

NOTE 7 - PROPERTY AND EQUIPMENT

	2004			2003
(In Thousands)	Owned	Capital Leases	Total	Owned	Capital Leases	Total
Land	$226	—	226	226	—	226
Software and hardware	41,090	5,433	46,523	37,249	5,312	42,561
Equipment	12,318	1,101	13,419	11,343	1,101	12,444
Leasehold improvements	2,842	1,045	3,887	1,938	1,045	2,983
Capital projects in progress	6,897	—	6,897	4,696	—	4,696

	63,373	7,579	70,952	55,452	7,458	62,910
Accumulated depreciation	(33,210)	(3,813)	(37,023)	(28,327)	(2,554)	(30,881)

	$30,163	3,766	33,929	27,125	4,904	32,029

Capital projects in progress included $1.2 million and $2.0 million of capitalized software costs in 2004 and 2003, respectively.

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

In accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we performed our annual impairment test in the fourth quarter of 2004, and no impairment was noted.

The following table presents the carrying amount of our goodwill by operating segment:

(In Thousands)	2004	2003
Aviall Services	$42,692	42,692
ILS	4,151	4,151

Total	$46,843	46,843

Distribution rights are included in intangible assets in our accompanying consolidated balance sheets as follows:

(In Thousands)	2004	2003
Gross carrying amount	$70,208	68,841
Accumulated amortization	(25,596)	(18,482)

	$44,612	50,359

In addition, we have an intangible asset with a balance of $1.9 million and $1.5 million at December 31, 2004 and 2003, respectively, related to our additional minimum pension liability. This intangible asset is not subject to amortization.

Amortization expense of definite-lived intangible assets amounted to $7.1 million, $6.4 million and $5.3 million in 2004, 2003 and 2002, respectively.

Estimated amortization expense of definite-lived intangible assets for each of the five succeeding years is as follows (in thousands):

Year Ended December 31,
2005	$7,186
2006	$7,186
2007	$7,186
2008	$7,154
2009	$6,585

In 2003, we acquired from Honeywell Lighting & Electronics the inventories and the rights to distribute aircraft lighting and electronic products for the airline and general aviation sectors for a ten-year period. As a result of this contract, we recorded $7.2 million for distribution rights.

NOTE 9 - ACCRUED EXPENSES

(In Thousands)	2004	2003
Salaries, wages and benefits	$22,399	19,151
Operating taxes	2,559	2,484
Self-insurance reserves	1,651	1,558
Environmental reserves, current portion	1,180	1,190
Other	18,952	15,184

	$46,741	39,567

NOTE 10 - DEBT

(In Thousands)	2004	2003
Revolving Credit Facilities:
Credit Facility	$—	—
Canadian Revolver	—	509
Senior Notes, net of interest rate swap fair value (see Note 11)	199,236	199,218
Capital lease obligations	1,799	4,744
Other	2,395	2,742

	$203,430	207,213
Less: Current portion	(1,440)	(3,802)

	$201,990	203,411

Senior Notes. Our senior unsecured notes, or the Senior Notes, bear interest at 7.625% per annum and mature on July 1, 2011, unless previously redeemed at our option. We may redeem some or all of the Senior Notes at specified redemption prices at any time after July 1, 2007. In addition, prior to July 1, 2006, we may redeem up to 35% of the Senior Notes from the proceeds of qualifying equity offerings. The Senior Notes are our senior unsecured obligations and are equal in right of payment to all of our senior indebtedness. The Senior Notes are guaranteed on a senior unsecured basis by each of our domestic subsidiaries. The Senior Notes contain various covenants, including limitations on incurring debt or liens, selling assets, paying dividends, making distributions and entering into transactions with affiliates.

In November 2003, we entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $50.0 million of the $200.0 million principal amount of Senior Notes. At December 31, 2004 and 2003, the fair value of our interest rate swap was a liability of $0.8 million and $0.8 million, respectively, and is reflected in other liabilities and as a decrease in the carrying value of the Senior Notes included in long-term debt in our accompanying consolidated balance sheet. Changes in the fair value of the derivative are offset by corresponding changes in the fair value recorded on the underlying hedged debt and result in no net earnings impact.

In June 2003, we used the net proceeds from the issuance of the Senior Notes to redeem the entire principal amount of our then-existing 14% senior unsecured notes, or the 14% Notes, and to repay a portion of the outstanding revolving indebtedness under our senior secured credit facility, or the Credit Facility. In connection with the redemption of the 14% Notes, we recorded a $17.3 million pretax loss on extinguishment which consists of a $3.2 million prepayment premium on the outstanding principal amount of the 14% Notes, $8.7 million of unamortized debt discount and $5.4 million of unamortized original debt issuance cost. In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, or SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” We adopted SFAS 145 on January 1, 2003. As a result of the adoption, these unamortized costs, along with the prepayment premium, are included in earnings from continuing operations instead of being treated as an extraordinary item net of tax.

Revolving Credit Facilities. On June 30, 2004, we entered into an amendment to the Credit Facility to reduce interest payments, change certain financial ratios and covenants and to permit limited repurchases and redemptions of outstanding securities. As of December 31, 2004, our amended Credit Facility consists of a $200.0 million revolving credit and letter of credit facility due as a balloon payment in 2006, with availability determined by reference to a borrowing base calculated using our eligible accounts receivable and inventory and after deducting reserves required by the lenders. As of December 31, 2004, we had no borrowings outstanding under the Credit Facility and had issued letters of credit for $1.0 million. We had $199.0 million available for additional borrowings under the Credit Facility and our borrowing base was $200.8 million as of December 31, 2004. As of December 31, 2004, borrowings under the Credit Facility bear interest based upon either: (1) a Eurodollar Rate plus an applicable margin ranging from 1.5% to 2.25% depending upon our financial ratios or (2) a Base Rate plus an applicable margin ranging from 0.5% to 1.25% depending upon the same financial ratios. We expect to utilize both of these interest rate options. As of December 31, 2004 and 2003, the actual interest rate on the Credit Facility would have been 6.75% and 5.50%, respectively, but we had no borrowings outstanding. An annual commitment fee of 0.5% is payable monthly in arrears on the daily unused portion of the Credit Facility. Obligations under the Credit Facility are collateralized by substantially all of our domestic assets and 65% of the stock of certain of our foreign subsidiaries. The Credit Facility also contains default clauses that permit the acceleration of all amounts due following an event of default at the discretion of the lenders, and lock-box provisions that apply our cash collections to outstanding borrowings. Based on the terms of the Credit Facility and pursuant to EITF Issue No. 95-22, “Balance Sheet Classification of Revolving Credit Agreement Obligations Involving Lock-Box Arrangements,” we classify amounts outstanding under the Credit Facility, if any, as current.

On January 28, 2005, we entered into a distribution agreement with GE Engine Services, LLC and General Electric Company, or GE, whereby GE has appointed us as the exclusive worldwide distributor of unique parts for the GE CF6-50 and CF6-80A, or CF6, engines. We paid GE a total of $160.1 million for these distribution rights and initial CF6 product inventory. In connection with our entry into the GE CF6 agreement, on January 28, 2005, we entered into an amendment to the Credit Facility to increase the facility size, restructure the borrowing base, extend the termination date and change certain financial ratios and covenants. The total amount of revolving credit commitments has been increased from $200.0 million to $260.0 million, with availability subject to a borrowing base calculation. The categories of accounts receivable and inventory that are eligible to be included in the calculation of the borrowing base under the Credit Facility have been expanded, but remain subject to reserves required by the lenders. The borrowing base is determined by applying an advance rate of 50% to the amount of eligible receivables and eligible inventory. On January 28, 2005, we drew down $107.3 million under the Credit Facility to fund the purchase of distribution rights and product inventory under the GE CF6 agreement.

The Credit Facility’s scheduled termination date has been extended to December 31, 2008. The maximum leverage ratio of 3.25 to 1 for the periods subsequent to December 31, 2004 have been revised so that we now may not exceed: 4.50 to 1 for the fiscal quarters ending on or before June 30, 2005; 4.00 to 1 for the fiscal quarter ending September 30, 2005; 3.50 to 1 for the fiscal quarter ending December 31, 2005; and 3.25 to 1 for the fiscal quarters ending on or after March 31, 2006. Our permitted capital expenditures in any fiscal year have been increased from $11.0 million to $12.0 million plus any unused carryover amounts from the prior years up to a maximum of $10.0 million.

To make any optional redemption, repayment or prepayment pursuant to the Senior Notes due 2011, the restricted payments covenant now requires us to have available credit under the Credit Facility, after giving effect to such redemption, repayment or prepayment, of not less than $100.0 million. Finally, the definition of tangible net worth was amended such that the calculation would not be reduced by the consideration paid for the distribution rights associated with the GE CF6 agreement. In general, the remaining provisions of the Credit Facility have not changed and remain in full force.

We also maintain a secured revolving credit facility in Canada, or the Canadian Revolver, with a total availability of Canadian $6.0 million. At December 31, 2004, we had no borrowings outstanding under the Canadian Revolver.

Capital Lease Obligations. We have entered into a number of capital lease obligations to finance certain of our capital expenditures, primarily for computer hardware and software. These leases have terms ranging from three to five years with interest rates ranging primarily from 9.0% to 15.53%. Each lease is secured by the hardware and software financed.

Other Debt. At December 31, 2004 and 2003, other debt consisted of various notes with interest rates ranging from 2.13% to 7.16%.

Debt Maturities. Debt maturities for the years subsequent to December 31, 2004 are as follows (in thousands):

Year Ended December 31,
2005	$1,440
2006	751
2007	—
2008	—
2009	—
Thereafter	202,003

204,194
Less: Fair value of interest rate swap	(764)

$203,430

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS

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

In November 2003, we entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $50.0 million of the $200.0 million principal amount of Senior Notes. Under the interest rate swap agreement, we pay the London InterBank Offer Rate, or LIBOR, plus a margin every six months and receive 7.625% every six months on a notional amount of $50.0 million until July 1, 2011. Our interest rate swap agreement qualifies and is designated as a fair value hedge. In addition, this interest rate swap agreement qualifies for the “shortcut” method of accounting for hedges, as defined by SFAS 133. Under the “shortcut” method, the hedges are assumed to be perfectly effective, and thus, there is no ineffectiveness to be recorded in earnings. The fair value of our interest rate swap agreement was a liability of $0.8 million at both December 31, 2004 and 2003 and is reflected in other liabilities in our accompanying consolidated balance sheet. In accordance with fair value hedging, the offsetting entry is an adjustment to decrease the carrying value of long-term debt. See “Note 10 - Debt.” The fair value of the interest rate swap will be adjusted quarterly, as necessary.

Credit risk arises from the possible inability of counterparties to meet the terms of their contracts on a net basis. However, we minimize such risk exposure for these instruments by limiting counterparties to large banks and financial institutions that meet established credit guidelines. We do not expect to incur any losses as a result of counterparty default.

NOTE 12 - INCOME TAXES

Earnings before income taxes were taxed as follows:

(In Thousands)	2004	2003	2002
Domestic	$55,123	23,193	42,208
Foreign	4,475	6,466	2,484

Earnings before income taxes	$59,598	29,659	44,692

The total provision for income taxes consisted of the following components:

(In Thousands)	2004	2003	2002
Current tax expense (benefit):
U.S. federal	$596	423	(128)
U.S. state	2,433	273	118
Foreign	1,019	1,014	518

	4,048	1,710	508

Deferred tax expense (benefit):
U.S. federal	13,840	7,178	14,622
U.S. state	(1,458)	131	(42)
Foreign	(1)	(138)	(73)

	12,381	7,171	14,507

Provision for income taxes	$16,429	8,881	15,015

Income taxes were allocated as follows:

(In Thousands)	2004	2003	2002
Continuing operations	$16,429	8,805	13,199
Discontinued operations	—	76	1,816

Total income taxes	$16,429	8,881	15,015

A reconciliation of our U.S. federal statutory tax rate with our effective tax rate follows:

(Dollars in Thousands)	2004		2003		2002
	Amount	%	Amount	%	Amount	%
Provision at the statutory rate	$20,859	35.0	10,381	35.0	15,642	35.0
Foreign taxes less than statutory rate	(402)	(0.7)	(814)	(2.7)	(321)	(0.7)
Extraterritorial income tax benefit	(1,828)	(3.1)	(1,080)	(3.6)	(479)	(1.1)
State income taxes, net of federal income tax benefit	878	1.5	346	1.2	857	1.9
Valuation allowance	(3,350)	(5.6)	(49)	(0.2)	(902)	(2.0)
Miscellaneous items, net	272	0.5	97	0.2	218	0.5

	$16,429	27.6	8,881	29.9	15,015	33.6

The significant temporary differences that gave rise to deferred income taxes as of December 31, 2004 and 2003 consisted of the following:

(In Thousands)	2004	2003
Deferred income tax assets:
Loss carryforwards and credits
U.S. federal	$23,908	37,379
U.S. state	3,855	4,642
Foreign	347	347
Compensation-related items	6,649	8,302
Inventory-related items	11,260	10,095
Environmental-related items	842	1,150
Accounts receivable allowances	1,331	838
Other items	1,218	264

	49,410	63,017
Valuation allowance	(2,186)	(5,536)

Deferred income tax assets	47,224	57,481

Deferred income tax liabilities:
Property and equipment basis differences	(2,621)	(2,367)
Other items	(942)	(290)

Deferred income tax liabilities	(3,563)	(2,657)

Net deferred income tax asset	$43,661	54,824

We periodically assess the likelihood of realizing our deferred tax assets and adjust the related valuation allowance based on the amount of deferred tax assets that we believe is more likely than not to be realized. We believe we may not generate sufficient future taxable income in specific tax jurisdictions to utilize all of our NOL carryforwards before their expiration and, as a result, have retained a valuation allowance of $2.2 million. In 2004, the valuation allowance decreased $3.4 million primarily due to the release of a valuation allowance for state NOL carryforwards.

At December 31, 2004, we had a $43.7 million net deferred tax asset of which $21 million relates to our U.S. federal NOL carryforwards. This equates to a gross U.S. federal NOL of approximately $60 million, which substantially expires in 2011. To fully utilize our net deferred tax assets, as of December 31, 2004, we must generate $115.5 million of taxable income based on current tax rates. We generated taxable income of $42.5 million, $14.4 million and $24.9 million in 2004, 2003 and 2002, respectively.

Section 382 of the Internal Revenue Code, or Section 382, imposes limitations on a corporation’s ability to utilize U.S. federal NOLs if it experiences an ownership change as defined in Section 382, or an Ownership Change. The amount of the annual limitation can vary significantly based on factors existing at the date of the Ownership Change. During 2004, we did not experience an Ownership Change.

Deferred taxes have not been provided on temporary differences related to investments in foreign subsidiaries that are considered permanent in duration. These temporary differences consist primarily of undistributed foreign earnings of $22.2 million and $15.9 million at December 31, 2004 and 2003, respectively. These earnings could become subject to additional tax if such amounts are remitted as dividends to Aviall Services. However, on October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004, or the Jobs Act. The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Jobs Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. Based on our analysis to date, however, it is reasonably possible that we may repatriate between $5 million and $7 million, with the respective tax liability ranging from $0.3 million to $0.4 million. We expect to be in a position to finalize our assessment by April 2005. In addition, the Jobs Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Jobs Act also provides for a two-year phase-out of the existing Extraterritorial Income, or ETI, exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. We expect the net effect of the phase-out of the ETI to result in an increase in our effective tax rate for fiscal year 2005 and 2006 of approximately 0.4 percentage points and 0.8 percentage points, respectively, based on current earnings levels. We do not expect to qualify for the new deduction.

NOTE 13 - PENSION PLANS AND POSTRETIREMENT BENEFITS

Pension Plans. Substantially all domestic employees are covered by the Aviall Pension Plan, a noncontributory defined benefit plan that we maintain. Certain of these employees were given credit under the Aviall Pension Plan for prior service in a plan maintained by a former parent company, which retained the pension fund assets and accumulated benefit obligation related to these participants. We also maintain two other noncontributory defined benefit pension plans.

The following table sets forth the change in projected benefit obligation for all our plans:

(In Thousands)	2004	2003
Projected benefit obligation at beginning of period	$61,270	52,281
Service cost	2,461	1,955
Interest cost	3,876	3,653
Actuarial losses	6,526	4,063
Benefits paid	(2,411)	(2,346)
Expenses paid	(531)	(405)
Plan amendments	—	2,069

Projected benefit obligation at end of period	$71,191	61,270

Our projected benefit obligations are measured as of December 31 of each year using the following weighted average actuarial assumptions:

	2004	2003
Discount rate	5.81%	6.38%
Compensation increase rate	3.50%	3.50%

The following table sets forth the benefits expected to be paid in subsequent years for all of our plans. The estimates are based on the same assumptions used to measure our benefit obligations at December 31, 2004 (in thousands):

Year Ended December 31,
2005	$2,641
2006	$2,783
2007	$2,920
2008	$3,203
2009	$3,507
2010-2014	$24,130

The following table sets forth the change in fair value of plan assets for all our plans:

(In Thousands)	2004	2003
Fair value of plan assets at beginning of period	$44,474	36,723
Actual return on plan assets	5,273	7,467
Employer contributions	6,035	3,035
Benefits paid	(2,411)	(2,346)
Expenses paid	(531)	(405)

Fair value of plan assets at end of period	$52,840	44,474

The following table sets forth the asset allocation at the end of 2004 and 2003 and the target allocation for 2005, by asset category, for all our plans:

	Target Allocation	Percentage of Plan Assets at Year-End
Asset Category	2005	2004	2003
Equity securities	65%	67%	58%
Debt securities	35%	33%	42%

Total	100%	100%	100%

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

The following table sets forth the reconciliation of funded status for all our plans:

(In Thousands)	2004	2003
Accumulated benefit obligation	$(65,066)	(56,410)

Projected benefit obligation at end of period	$(71,191)	(61,270)
Fair value of plan assets	52,840	44,474

Funded status	(18,351)	(16,796)
Unrecognized net loss	16,407	11,769
Unrecognized net transition obligation	1,826	1,964
Unamortized prior service cost	11	16

Net amount recognized	$(107)	(3,047)

Amounts recognized in our accompanying consolidated balance sheets consist of:

(In Thousands)	2004	2003
Accrued benefit liability	$(12,225)	(11,936)
Intangible asset	1,913	1,549
Accumulated other comprehensive loss	10,205	7,340

Net amount recognized	$(107)	(3,047)

The following table sets forth the components of net pension expense for all our plans:

(In Thousands)	2004	2003	2002
Service cost	$2,461	1,955	1,354
Interest cost	3,876	3,653	3,300
Expected return on plan assets	(3,853)	(3,640)	(3,448)
Transition obligation amortization	138	103	—
Prior service cost amortization	5	5	101
Net loss recognition	468	64	11

Net pension expense	$3,095	2,140	1,318

Our net pension expense is measured as of January 1 of each year using the following weighted average actuarial assumptions:

	2004	2003	2002
Discount rate	6.38%	6.88%	7.25%
Compensation increase rate	3.50%	4.50%	4.50%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%

Our 2005 minimum funding requirements are not expected to be significant. We currently target the plans’ funding at 90% of their current liability. The current liability, if any, will not be calculated until later in 2005 at which time the actual contribution, if any, will be determined.

Postretirement Benefits. We maintain plans that provide certain retired employees with certain health care and life insurance benefits. In December 2000, our board of directors approved an amendment to our postretirement medical and life insurance reimbursement plans such that only employees who retired on or before December 31, 2000 will be eligible to participate in the plans. The amendment does not affect retirees currently eligible for and receiving benefits. We will amortize the remaining unrecognized net gain of $1.7 million at December 31, 2004 over the remaining life expectancy of eligible plan participants.

The following table sets forth the components of net postretirement benefit expense for all our plans:

(In Thousands)	2004	2003	2002
Service cost	$—	—	—
Interest cost	91	99	125
Net amortization and deferral	(133)	(128)	(100)

Net postretirement benefit (income) expense	$(42)	(29)	25

Our net postretirement benefit expense is measured as of December 31 of each year using the following weighted average actuarial assumptions:

	2004	2003	2002
Discount rate	5.81%	6.38%	6.88%

The following tables set forth the change in accumulated postretirement benefit obligation and the reconciliation of funded status for all our plans:

(In Thousands)	2004	2003
Accumulated postretirement benefit obligation at beginning of period	$1,504	1,515
Interest cost	91	99
Expected benefits paid, net of contributions	(157)	(145)
Actuarial gains	(179)	35

Accumulated postretirement benefit obligation at end of period	1,259	1,504

Funded status	(1,259)	(1,504)
Unrecognized net gains	(1,741)	(1,734)

Accrued unfunded postretirement benefit obligation	$(3,000)	(3,238)

The accrued unfunded postretirement benefit obligation is reflected in other liabilities in our accompanying consolidated balance sheets.

Our postretirement benefit obligations are measured as of December 31 of each year using the following weighted average actuarial assumptions:

	2004	2003
Discount rate	5.81%	6.38%

The following table sets forth the benefits expected to be paid in subsequent years for all of our plans. The estimates are based on the same assumptions used to measure our postretirement benefit obligations at December 31, 2004 (in thousands):

Year Ended December 31,
2005	$136
2006	$134
2007	$131
2008	$128
2009	$124
2010-2014	$551

The following table sets forth the assumed health care cost trend rates used to determine our net postretirement benefit expense and accumulated postretirement benefit obligation:

	2004	2003
Health care cost trend rate assumed for next year	5.6%	18.5%
Ultimate rate to which cost trend rate is assumed to decline	5.0%	5.0%
Year that rate reaches ultimate trend rate	2006	2014

Increasing and decreasing the assumed health care cost trend rates by one percentage point in each future year would not have an impact on either the accumulated postretirement benefit obligation as of December 31, 2004 or the 2004 net periodic postretirement benefit expense because company contributions have reached the maximum allowed amount.

NOTE 14 - COMMON STOCK, WARRANTS AND INCENTIVE PLANS

Common Stock. We are authorized to issue 80,000,000 shares of common stock, $0.01 par value per share.

Warrants. In connection with the issuance of the 14% Notes, the noteholders were issued warrants to purchase 1,750,000 shares of our common stock at an initial exercise price of $0.01 per share. The warrants expire on March 15, 2012. The holders of the warrants are entitled to receive all dividends paid with respect to the common stock as if such holders had exercised the warrants for common stock prior to the dividend, unless such dividend would result in an adjustment to the number of shares of common stock for which the warrants are exercisable.

In 2003 and 2002, we issued 560,000 shares and 927,500 shares, respectively, of common stock upon exercise of warrants. There were no warrants exercised in 2004. As of December 31, 2004, there were warrants outstanding and exercisable for 262,500 shares of our common stock.

Stock Plans. Our stock incentive plans, or the Incentive Plans, provide for grants of qualified and nonqualified stock options to key employees at a price not less than the fair market value of shares underlying such options at the date of grant. Options are for terms not exceeding ten years. Options granted under the Incentive Plans vest over periods of up to three years. The Incentive Plans also provide for grants of restricted stock, stock appreciation rights and performance units.

In addition, on December 21, 1999, Aviall granted Paul E. Fulchino, our Chairman, President and Chief Executive Officer, options to purchase 500,000 shares of its common stock at an exercise price of $7.3125 per share, the fair market value of the common stock on the date of grant. In February 2005, Mr. Fulchino exercised all of these options.

We have also reserved 397,500 shares of common stock for issuance under our Directors Stock Plan, or the Directors Plan, of which 219,203 shares were issued at December 31, 2004. Of the total issued, 13,657 shares, 13,295 shares and 10,410 shares of common stock were issued during 2004, 2003 and 2002, respectively, with fair values at the date of issuance of $15.38 per share, $11.28 per share and $14.41 per share, respectively. Under the terms of this plan, each nonemployee director may make an election to receive shares of common stock in lieu of the annual cash retainer for services as a director. Shares of common stock received in lieu of the annual cash retainer vest eleven months after such shares are granted. In addition, grants of options to purchase up to 5,000 shares of common stock may be made to each nonemployee director under this plan each fiscal year. During 2004, 2003 and 2002, options to purchase 40,000 shares, 24,000 shares and 15,000 shares, respectively, of common stock, with a price on the date of grant of $15.38 per share, $11.28 per share and $14.41 per share, respectively, were granted under the Directors Plan.

The following table summarizes the status of stock options granted under all of our stock plans:

	2004		2003		2002
(In Thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,264,059	$8.49	3,270,126	$8.84	2,912,434	$9.28
Granted:
Exercise price equals market price	465,300	$15.58	522,700	$7.64	632,600	$7.45
Exercised	(566,839)	$7.85	(520,705)	$9.79	(66,336)	$8.02
Expired or cancelled	(34,545)	$10.26	(8,062)	$11.07	(208,572)	$11.02

Outstanding at end of year	3,127,975	$9.64	3,264,059	$8.49	3,270,126	$8.84

Exercisable at end of year	2,162,335	$8.92	2,136,691	$9.14	2,118,071	$9.78

Available for grant at end of year	1,582,599		579,154		1,254,741

The following table summarizes information about stock options outstanding under all of our stock plans at December 31, 2004:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at 12/31/04	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable at 12/31/04	Weighted Average Exercise Price
$5.03	to	$6.65	332,436	5.8	$6.06	332,436	$6.06
$6.66	to	$8.31	1,348,139	5.5	$7.32	852,499	$7.32
$8.32	to	$9.98	274,900	4.4	$9.05	261,300	$9.07
$9.99	to	$11.64	500,500	3.6	$11.01	497,100	$11.01
$11.65	to	$13.30	10,000	3.9	$11.75	10,000	$11.75
$13.31	to	$14.97	209,000	3.5	$14.75	209,000	$14.75
$14.98	to	$15.60	453,000	6.3	$15.58	—	—

			3,127,975	5.1	$9.64	2,162,335	$8.92

During 2004, 2003 and 2002, 66,828 shares, 143,344 shares and 118,105 shares, respectively, of restricted stock with a stock price on the date of grant of $15.60 per share, $7.46 per share and $7.10 per share, respectively, were awarded under the Incentive Plans. The restricted stock vests three years from the date of grant. All restricted stock carries full dividend and voting rights. Unearned compensation is charged to shareholders’ equity based on the market value of our common stock at the date of the award. Compensation expense of $0.9 million, $0.9 million and $0.6 million was recognized in 2004, 2003 and 2002, respectively, related to restricted stock awards.

NOTE 15 - PREFERRED STOCK

Under the terms of our certificate of incorporation, our board of directors is authorized, subject to legal limitations but without stockholder approval, to issue shares of preferred stock in one or more series with terms fixed by our board of directors.

Series D Senior Convertible Participating Redeemable Preferred Stock. On June 12, 2003, affiliates of The Carlyle Group, or the Carlyle Investors, converted all of the outstanding shares of Series D Senior Convertible Participating Preferred Stock, or the Series D Redeemable Preferred Stock, into 11,100,878 shares of common stock, following a reduction by our board of directors of the conversion price of the Series D Redeemable Preferred stock from $5.80 per share to $4.62 per share. We accounted for this as a one-time $24.3 million noncash reduction for the conversion of preferred stock to our net earnings available to common shareholders. The shares of common stock issued to the Carlyle Investors as a result of the conversion represented approximately 36% of our outstanding common stock at the time of conversion. At the time of the conversion, the outstanding shares of Series D Redeemable Preferred Stock had an aggregate liquidation preference, plus accrued and unpaid dividends, of approximately $51.3 million and a 9.0% annual payment-in-kind dividend rate. In addition, we were required to redeem the shares of Series D Redeemable Preferred Stock on June 21, 2008 and reflect our EPS using the two-class method.

NOTE 16 - EARNINGS PER SHARE

A reconciliation of the numerator and denominator of our basic and diluted EPS calculations for earnings from continuing operations follows:

Numerator (In Thousands)	2004	2003	2002
Earnings from continuing operations	$43,169	20,653	26,651
Noncash reduction for conversion of preferred stock	—	(24,335)	—
Deemed dividend from beneficial conversion feature	—	—	(20,533)
Preferred stock dividends	—	(2,016)	(4,199)

Earnings (loss) from continuing operations available to common shareholders	43,169	(5,698)	1,919
Undistributed earnings allocated to participating preferred shareholders	—	(1,847)	(539)

Earnings (loss) from continuing operations for purposes of computing basic net earnings per share	43,169	(7,545)	1,380
Noncash reduction for conversion of preferred stock	—	24,335	—
Deemed dividend from beneficial conversion feature	—	—	20,533
Preferred stock dividends	—	2,016	4,199
Undistributed earnings allocated to participating preferred shareholders	—	1,847	539

Earnings from continuing operations for purposes of computing diluted net earnings per share	$43,169	20,653	26,651

Denominator
Weighted average common shares outstanding for purposes of computing basic net earnings (loss) per share	31,983,421	25,922,573	18,478,102
Effect of dilutive securities:
Stock options	1,097,698	565,282	327,715
Restricted stock rights	314,930	350,577	215,328
Warrants	262,357	543,389	1,328,747
Convertible redeemable preferred stock	—	3,844,183	7,216,065

Weighted average common shares outstanding for purposes of computing dilutive net earnings (loss) per share	33,658,406	31,226,004	27,565,957

Diluted EPS was not dilutive, or lower than basic, in 2003 and 2002. Therefore, diluted EPS for 2003 and 2002 is presented equal to basic EPS.

Options to purchase 243,000 shares of common stock in 2003 and 1,098,685 shares of common stock in 2002 at exercise prices ranging from $11.28 to $14.78 in 2003 and $9.44 to $14.78 in 2002 were outstanding at December 31, 2003 and 2002, respectively, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock. There were no anti-dilutive options outstanding at December 31, 2004.

NOTE 17 - ENVIRONMENTAL MATTERS

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

Third-Party Sites and Other Matters. We have been named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and the Superfund Amendments and Reauthorization Act at five third-party disposal sites to which wastes were allegedly sent by the previous owner of assets used in our discontinued engine services operations. We did not use these identified disposal sites. Accordingly, the previous owner has retained, and has been discharging, all liability associated with the cleanup of these sites pursuant to the sales agreement. Although we could be potentially liable in the event of nonperformance by the previous owner, we do not currently anticipate nonperformance. Based on this information, we have not accrued for any costs associated with these third-party sites. In addition, we have been named a potential responsible party at two third-party disposal sites where we did use the identified sites. Cleanup costs associated with these sites have been accrued and we believe our reserves are adequate as of December 31, 2004.

As of December 31, 2004, we had two pending asbestos-related lawsuits. At year-end, we established a reserve amounting to $0.3 million for these lawsuits.

Accounting and Reporting. At December 31, 2004 and 2003, accrued environmental liabilities related to previously owned businesses were $2.3 million and $3.1 million, respectively. Environmental expense related to our ongoing business was $0.3 million in 2004. No environmental expense related to our ongoing business was recorded in 2003 or 2002. However, a gain was recorded in December 2002 related to revised estimates for businesses previously owned. This included a $1.0 million pretax other gain recorded to continuing operations and a $3.4 million net-of-tax gain recorded to discontinued operations. The ultimate cost of our environmental liabilities has been estimated, including exit costs related to previously owned businesses. Based on information presently available and programs to detect and minimize contamination, we believe the ultimate disposition of environmental matters will not have a material adverse effect on our results of operations, cash flows or financial condition.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

We enter into capital and operating leases primarily for our parts distribution facilities, software and hardware under varying terms and conditions. Rent expense for operating leases included in earnings from continuing operations was $13.1 million, $12.1 million and $11.7 million in 2004, 2003 and 2002, respectively, and was offset by no sublease income in 2004, 2003 and 2002.

Future minimum lease payments under our scheduled capital and operating leases with initial or remaining noncancellable terms of one year or more at the end of 2004 are as follows (in thousands):

Year Ended December 31,	Capital Leases	Operating Leases
2005	$1,206	8,856
2006	769	6,306
2007	—	4,915
2008	—	3,957
2009	—	3,500
Thereafter	—	10,398

Total minimum lease payments	$1,975	37,932

Amount representing interest	(176)

Obligations under capital leases	1,799
Obligations due within one year	(1,070)

Long-term obligations under capital leases	$729

We purchase a significant portion of our products from Rolls-Royce pursuant to two distribution contracts. In 2005, we have a purchase commitment of $411.5 million pursuant to the Rolls-Royce Model T56 parts distribution agreement. In addition, we have purchase commitments of $16.0 million in 2005 and 2006 pursuant to numerous other distribution agreements.

In addition to the environmental-related matters discussed in “Note 17 - Environmental Matters,” we are a party to various other claims, legal actions and complaints arising in the ordinary course of business. Based on information presently available, we believe the ultimate disposition of these other matters will not have a material adverse effect on our results of operations, cash flows or financial condition.

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

NOTE 19 - SEGMENTS AND RELATED INFORMATION

We have two reportable operating segments: new aviation parts distribution and online inventory information services. This results from differences in the nature of the products and services sold and the related distribution methods. Through Aviall Services, we distribute new aviation parts to the government/military, general aviation/corporate and commercial airline sectors. We provide a link between parts manufacturers and buyers by purchasing parts for our own account and reselling such parts. Through ILS, we provide traditional dial-up and Web-based inventory information services linking buyers and sellers in the aviation, marine and U.S. government procurement markets. Suppliers of parts, equipment and services list their inventory and capabilities on the ILS databases for access by buyers, and ILS charges a subscription fee to access or list data. Our reportable segments are managed separately due to current marketing strategies.

The accounting policies of our reportable operating segments are the same as those described in “Note 2 - Summary of Significant Accounting Policies.” Segment profit reflects operating income excluding other gains and losses and corporate charges. Corporate includes treasury, general accounting, human resources, legal and office of the President. We do not allocate corporate expenses, corporate assets, other gains and losses and interest expense to our operating segments. Our deferred tax asset, due primarily to losses from the sales of businesses, is shown separately.

The following tables present information by operating segment (in thousands):

Net Sales	2004	2003	2002
Aviall Services	$1,135,415	985,335	776,151
ILS	28,588	28,000	27,142

Total net sales	$1,164,003	1,013,335	803,293

Profit	2004	2003	2002
Aviall Services	$82,419	70,311	62,032
ILS	10,312	9,155	9,535

Reportable segment profit	92,731	79,466	71,567
Loss on extinguishment of debt	—	(17,315)	—
Other gain	—	—	1,024
Corporate	(16,391)	(11,718)	(10,163)
Interest expense	(16,742)	(20,975)	(22,578)

Earnings from continuing operations before income taxes	$59,598	29,458	39,850

Depreciation and Amortization	2004	2003	2002
Aviall Services	$12,583	11,601	10,297
ILS	2,819	2,868	2,548

Reportable segment depreciation and amortization	15,402	14,469	12,845
Corporate	110	47	52
Debt issuance cost included in interest expense	1,929	3,479	4,227

Total depreciation and amortization	$17,441	17,995	17,124

Assets	2004	2003	2002
Aviall Services	$683,725	612,891	574,137
ILS	14,993	15,987	17,929

Reportable segment assets	698,718	628,878	592,066
Corporate	7,097	7,490	119
Deferred tax asset	43,661	54,824	60,279

Total assets	$749,476	691,192	652,464

Long-Lived Asset Additions	2004	2003	2002
Aviall Services	$9,360	14,315	14,952
ILS	2,121	2,195	2,223

Reportable segment long-lived asset additions	11,481	16,510	17,175
Corporate	370	50	90

Total long-lived asset additions	$11,851	16,560	17,265

The following table presents net sales by geographic area based on sales destination (in thousands):

Net Sales	2004	2003	2002
United States	$928,180	801,263	612,878
Foreign countries	235,823	212,072	190,415

Total net sales	$1,164,003	1,013,335	803,293

The following table presents long-lived assets by physical location (in thousands):

Long-Lived Assets	2004	2003	2002
United States	$122,818	126,462	126,724
Foreign countries	2,566	2,769	2,290

Total long-lived assets	$125,384	129,231	129,014

In 2004, 2003 and 2002, Aviall Services had one customer, Rolls-Royce, which accounted for approximately 37%, 41% and 30%, respectively, of Aviall’s total net sales. The sales to Rolls-Royce primarily relate to their role as prime contractor for Rolls-Royce Model T56 parts to the U.S. military. Pursuant to our parts agreement with Rolls-Royce, we ship U.S. military orders directly to the U.S. military agencies on behalf of Rolls-Royce and then invoice Rolls-Royce on the parts shipped.

NOTE 20 - SUBSEQUENT EVENTS

On January 28, 2005, we entered into the GE CF6 agreement, whereby GE has appointed us as the exclusive worldwide distributor of unique parts for CF6 engines. We paid GE a total of $160.1 million for these distribution rights and initial CF6 product inventory.

The term of the GE CF6 agreement will continue as long as either CF6 engine is operational on an airworthy aircraft. During the term of this agreement, we will purchase parts at a specified discount off of GE’s catalog list price and will deliver products within established manufacturing lead times.

In connection with the GE CF6 agreement, we entered into a separate agreement with General Electric Company whereby GE and its affiliates have agreed to purchase their requirements for unique CF6 products from us. This parts supply agreement will remain in effect for the term of the GE CF6 agreement.

Along with General Electric Company, we have guaranteed performance by our respective subsidiaries under the GE CF6 agreement and the parts supply agreement.

In connection with the GE CF6 agreement, on January 28, 2005, we entered into an amendment to the Credit Facility that increased the facility size from $200 million to $260 million, restructured the borrowing base, extended the termination date and changed certain financial ratios and covenants.

NOTE 21 - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by each direct and indirect domestic subsidiary of Aviall, Inc., or Aviall, each a guarantor subsidiary. Each guarantor subsidiary is directly or indirectly 100% owned by Aviall. The Senior Notes are not guaranteed by any direct or indirect foreign subsidiary of Aviall, each a nonguarantor subsidiary.

The consolidating financial information presents the consolidating balance sheets as of December 31, 2004 and December 31, 2003, and the related statements of operations for each of the three years ended December 31, 2004 with separate columns for:

•	Aviall, the parent;

•	the guarantor subsidiaries on a combined basis;

•	the nonguarantor subsidiaries on a combined basis; and

•	total consolidated amounts.

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

Pursuant to the terms of the Credit Facility, no subsidiary of Aviall other than Aviall Services may pay cash dividends to Aviall, other than to fund limited repurchases or redemptions of outstanding securities. In addition, Aviall Services may pay cash dividends to Aviall for the purpose of funding (i) ordinary operating expenses and scheduled debt service and (ii) payments by Aviall of taxes in respect of Aviall and its subsidiaries, up to the amount that would be payable by Aviall Services, on a consolidated basis, if it were the taxpayer. Additionally, the Credit Facility restricts intercompany loans made to Aviall from its direct and indirect subsidiaries, with the exception of intercompany loans made to fund limited repurchases or redemptions of outstanding securities and loans made by Aviall Services to fund required payments under the Senior Notes. The net assets of consolidating subsidiaries subject to these restrictions were $714.8 million and $707.4 million at December 31, 2004 and December 31, 2003, respectively.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2004
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	1,094,696	134,286	(64,979)	1,164,003
Cost of sales	—	923,560	113,498	(64,979)	972,079

Gross profit	—	171,136	20,788	—	191,924
Selling and administrative expenses	—	99,540	16,044	—	115,584

Operating income	—	71,596	4,744	—	76,340
Interest (income) expense, net	(17,374)	33,909	207	—	16,742
Equity in (earnings) loss of subsidiaries	(32,071)	(3,491)	—	35,562	—

Earnings (loss) before income taxes	49,445	41,178	4,537	(35,562)	59,598
Provision for income taxes	6,276	9,107	1,046	—	16,429

Net earnings (loss)	$43,169	32,071	3,491	(35,562)	43,169

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2003
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	963,488	105,167	(55,320)	1,013,335
Cost of sales	—	811,118	87,902	(55,320)	843,700

Gross profit	—	152,370	17,265	—	169,635
Selling and administrative expenses	12	89,523	10,645	—	100,180
Impairment loss	—	1,707	—	—	1,707

Operating (expense) income	(12)	61,140	6,620	—	67,748
Loss on extinguishment of debt	—	17,315	—	—	17,315
Interest (income) expense, net	(17,823)	38,428	370	—	20,975
Equity in (earnings) loss of subsidiaries	(9,415)	(5,451)	—	14,866	—

Earnings (loss) from continuing operations before income taxes	27,226	10,848	6,250	(14,866)	29,458
Provision for income taxes	6,448	1,558	799	—	8,805

Earnings (loss) from continuing operations	20,778	9,290	5,451	(14,866)	20,653
Discontinued operations, net of tax	—	125	—	—	125

Net earnings (loss)	$20,778	9,415	5,451	(14,866)	20,778

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2002
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	763,844	93,889	(54,440)	803,293
Cost of sales	—	622,515	78,402	(54,440)	646,477

Gross profit	—	141,329	15,487	—	156,816
Selling and administrative expenses	—	83,284	12,128	—	95,412
Other gain	—	(1,024)	—	—	(1,024)

Operating income	—	59,069	3,359	—	62,428
Interest (income) expense, net	(22,050)	43,464	1,164	—	22,578
Equity in (earnings) loss of subsidiaries	(14,809)	(1,856)	—	16,665	—

Earnings (loss) from continuing operations before income taxes	36,859	17,461	2,195	(16,665)	39,850
Provision for income taxes	7,182	5,678	339	—	13,199

Earnings (loss) from continuing operations	29,677	11,783	1,856	(16,665)	26,651
Discontinued operations, net of tax	—	3,026	—	—	3,026

Net earnings (loss)	$29,677	14,809	1,856	(16,665)	29,677

CONSOLIDATED BALANCE SHEET

	December 31, 2004
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$(35)	83,002	8,665	—	91,632
Receivables, net	—	116,938	27,149	—	144,087
Inventories	—	315,298	12,831	—	328,129
Prepaid expenses and other current assets	—	2,824	129	—	2,953
Deferred income taxes	—	40,410	22	—	40,432

Total current assets	(35)	558,472	48,796	—	607,233

Property and equipment	—	33,318	611	—	33,929
Investment in subsidiaries	764,005	34,284	—	(798,289)	—
Intercompany receivables	—	235,007	—	(235,007)	—
Goodwill	—	44,904	1,939	—	46,843
Intangible assets	—	46,525	—	—	46,525
Deferred income taxes	—	2,816	413	—	3,229
Other assets	6,498	5,214	5	—	11,717

Total assets	$770,468	960,540	51,764	(1,033,296)	749,476

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	1,429	11	—	1,440
Revolving line of credit	—	—	—	—	—
Cash overdrafts due to outstanding checks	4	42,969	50	—	43,023
Accounts payable	—	97,368	1,261	—	98,629
Accrued expenses	7,723	35,827	3,191	—	46,741

Total current liabilities	7,727	177,593	4,513	—	189,833

Long-term debt	200,000	1,981	9	—	201,990
Intercompany payables	213,740	—	21,267	(235,007)	—
Other liabilities	—	8,652	—	—	8,652
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity
Common stock	346	33	7,542	(7,575)	346
Additional paid-in capital	447,060	862,357	9,918	(872,275)	447,060
Retained earnings (accumulated deficit)	(62,130)	(83,698)	8,515	75,183	(62,130)
Treasury stock, at cost	(28,218)	—	—	—	(28,218)
Unearned compensation - restricted stock	(1,679)	—	—	—	(1,679)
Accumulated other comprehensive (loss) income	(6,378)	(6,378)	—	6,378	(6,378)

Total shareholders’ equity	349,001	772,314	25,975	(798,289)	349,001

Total liabilities and shareholders’ equity	$770,468	960,540	51,764	(1,033,296)	749,476

CONSOLIDATED BALANCE SHEET

	December 31, 2003
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	21,187	2,237	—	23,424
Receivables, net	—	118,972	20,307	—	139,279
Inventories	—	315,896	11,964	—	327,860
Prepaid expenses and other current assets	—	2,344	157	—	2,501
Deferred income taxes	—	19,036	39	—	19,075

Total current assets	—	477,435	34,704	—	512,139

Property and equipment	—	31,226	803	—	32,029
Investment in subsidiaries	748,125	30,793	—	(778,918)	—
Intercompany receivables	—	262,513	—	(262,513)	—
Goodwill	—	44,904	1,939	—	46,843
Intangible assets	—	51,908	—	—	51,908
Deferred income taxes	—	35,376	373	—	35,749
Other assets	7,376	5,147	1	—	12,524

Total assets	$755,501	939,302	37,820	(1,041,431)	691,192

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	3,282	11	—	3,293
Revolving line of credit	—	—	509	—	509
Cash overdrafts due to outstanding checks	—	43,537	78	—	43,615
Accounts payable	34	94,011	777	—	94,822
Accrued expenses	3,567	32,756	3,244	—	39,567

Total current liabilities	3,601	173,586	4,619	—	181,806

Long-term debt	200,000	3,391	20	—	203,411
Intercompany payables	251,816	—	10,697	(262,513)	—
Other liabilities	—	5,891	—	—	5,891
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity
Common stock	339	33	7,542	(7,575)	339
Additional paid-in capital	439,080	862,357	9,918	(872,275)	439,080
Retained earnings (accumulated deficit)	(105,299)	(101,306)	5,024	96,282	(105,299)
Treasury stock, at cost	(27,867)	—	—	—	(27,867)
Unearned compensation - restricted stock	(1,519)	—	—	—	(1,519)
Accumulated other comprehensive (loss) income	(4,650)	(4,650)	—	4,650	(4,650)

Total shareholders’ equity	300,084	756,434	22,484	(778,918)	300,084

Total liabilities and shareholders’ equity	$755,501	939,302	37,820	(1,041,431)	691,192

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2004
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net earnings (loss)	$43,169	32,071	3,491	(35,562)	43,169
Depreciation and amortization	1,008	16,156	277	—	17,441
Deferred income taxes	—	12,378	3	—	12,381
Compensation expense on restricted stock awards	939	—	—	—	939
Gain on disposal of discontinued operations	—	—	—	—	—
Tax benefit from exercise of stock options	2,228	—	—	—	2,228
Changes in:
Receivables	—	2,034	(6,842)	—	(4,808)
Inventories	—	598	(867)	—	(269)
Intercompany receivables and payables	(38,075)	27,504	10,571	—	—
Accounts payable	(34)	3,357	484	—	3,807
Accrued expenses	4,156	(159)	(53)	—	3,944
Other, net	14,462	(12,508)	(5)	—	1,949

Net cash provided by (used for) operating activities	27,853	81,431	7,059	(35,562)	80,781

Investing activities:
Capital expenditures	—	(10,276)	(87)	—	(10,363)
Purchase of distribution rights	—	(1,367)	—	—	(1,367)
Investment in subsidiaries	(32,071)	(3,491)	—	35,562	—
Sales of property, plant and equipment	—	112	2	—	114

Net cash (used for) provided by investing activities	(32,071)	(15,022)	(85)	35,562	(11,616)

Financing activities:
Issuance of common stock	4,660	—	—	—	4,660
Debt repaid	—	(3,403)	(10)	—	(3,413)
Debt issue costs paid	(130)	(622)	—	—	(752)
Cash overdrafts due to outstanding checks	4	(569)	(27)	—	(592)
Net change in revolving credit facility	—	—	(509)	—	(509)
Purchase of treasury stock	(351)	—	—	—	(351)

Net cash provided by (used for) financing activities	4,183	(4,594)	(546)	—	(957)

Change in cash and cash equivalents	(35)	61,815	6,428	—	68,208
Cash and cash equivalents, beginning of period	—	21,187	2,237	—	23,424

Cash and cash equivalents, end of period	$(35)	83,002	8,665	—	91,632

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2003
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net earnings (loss)	$20,778	9,415	5,451	(14,866)	20,778
Loss on extinguishment of debt	—	17,315	—	—	17,315
Impairment loss	—	1,707	—	—	1,707
Gain on disposal of discontinued operations	—	(125)	—	—	(125)
Depreciation and amortization	492	17,278	225	—	17,995
Deferred income taxes	—	7,306	(211)	—	7,095
Paid-in-kind interest	—	405	—	—	405
Compensation expense on restricted stock awards	892	—	—	—	892
Tax benefit from exercise of stock options	916	—	—	—	916
Changes in:
Receivables	—	(44,166)	109	—	(44,057)
Inventories	—	19,825	342	—	20,167
Intercompany receivables and payables	(95,761)	101,269	(5,508)	—	—
Accounts payable	1	14,920	(185)	—	14,736
Accrued expenses	1,121	(5,754)	1,098	—	(3,535)
Other, net	4,214	(6,317)	(400)	—	(2,503)

Net cash (used for) provided by operating activities	(67,347)	133,078	921	(14,866)	51,786

Investing activities:
Capital expenditures	—	(7,645)	(385)	—	(8,030)
Purchase of distribution rights	—	(7,200)	—	—	(7,200)
Investment in subsidiaries	(129,854)	114,968	20	14,866	—
Sales of property, plant and equipment	—	76	7	—	83

Net cash (used for) provided by investing activities	(129,854)	100,199	(358)	14,866	(15,147)

Financing activities:
Debt proceeds	200,000	101	—	—	200,101
Net change in revolving credit facility	—	(140,301)	26	—	(140,275)
Debt repaid	—	(84,616)	(10)	—	(84,626)
Cash overdrafts due to outstanding checks	—	9,447	(9)	—	9,438
Debt issue costs paid	(7,868)	(51)	—	—	(7,919)
Issuance of common stock	5,148	—	—	—	5,148
Purchase of treasury stock	(78)	—	—	—	(78)
Cash dividends on redeemable preferred stock	(1)	—	—	—	(1)

Net cash provided by (used for) financing activities	197,201	(215,420)	7	—	(18,212)

Change in cash and cash equivalents	—	17,857	570	—	18,427
Cash and cash equivalents, beginning of period	—	3,330	1,667	—	4,997

Cash and cash equivalents, end of period	$—	21,187	2,237	—	23,424

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2002
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net earnings (loss)	$29,677	14,809	1,856	(16,665)	29,677
Gain on disposal of discontinued operations	—	(3,026)	—	—	(3,026)
Other gain	—	(1,024)	—	—	(1,024)
Depreciation and amortization	—	16,986	138	—	17,124
Deferred income taxes	—	12,783	(92)	—	12,691
Paid-in-kind interest	—	739	—	—	739
Compensation expense on restricted stock awards	612	—	—	—	612
Tax benefit from exercise of stock options	75	—	—	—	75
Changes in:
Receivables	—	(16,301)	(3,787)	—	(20,088)
Inventories	—	(106,692)	300	—	(106,392)
Intercompany receivables and payables	(29,329)	26,374	2,955	—	—
Accounts payable	33	35,999	421	—	36,453
Accrued expenses	5,577	(5,779)	(545)	—	(747)
Other, net	7,474	(10,566)	(86)	—	(3,178)

Net cash provided by (used for) operating activities	14,119	(35,698)	1,160	(16,665)	(37,084)

Investing activities:
Purchase of distribution rights	—	(10,398)	—	—	(10,398)
Capital expenditures	—	(6,747)	(120)	—	(6,867)
Investment in subsidiaries	(14,809)	(1,856)	—	16,665	—
Sales of property, plant and equipment	—	127	1	—	128

Net cash (used for) provided by investing activities	(14,809)	(18,874)	(119)	16,665	(17,137)

Financing activities:
Net change in revolving credit facility	—	32,595	(748)	—	31,847
Cash overdrafts due to outstanding checks	—	26,648	72	—	26,720
Debt repaid	—	(2,411)	(9)	—	(2,420)
Issuance of common stock	682	—	—	—	682
Debt issue costs paid	—	(89)	—	—	(89)
Purchase of treasury stock	(40)	—	—	—	(40)
Cash dividends on redeemable preferred stock	(8)	—	—	—	(8)

Net cash provided by (used for) financing activities	634	56,743	(685)	—	56,692

Change in cash and cash equivalents	(56)	2,171	356	—	2,471
Cash and cash equivalents, beginning of period	56	1,159	1,311	—	2,526

Cash and cash equivalents, end of period	$—	3,330	1,667	—	4,997

NOTE 22 - QUARTERLY RESULTS OF OPERATIONS

The following is a summary of our unaudited quarterly results of operations for 2004 and 2003 (in thousands, except share data).

2004 (Unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$283,532	314,048	294,707	271,716
Cost of sales	236,434	263,904	247,772	223,969

Gross profit	47,098	50,144	46,935	47,747
Selling and administrative expenses	27,599	29,653	28,784	29,548

Operating income	19,499	20,491	18,151	18,199
Interest expense, net	4,345	4,207	4,169	4,021

Earnings before income taxes	15,154	16,284	13,982	14,178
Provision for income taxes	5,177	2,819	3,961	4,472

Net earnings	$9,977	13,465	10,021	9,706

Basic net earnings per share	$0.31	0.42	0.31	0.30

Weighted average common shares	31,744,620	31,954,552	32,105,401	32,191,881

Diluted net earnings per share	$0.30	0.40	0.30	0.28

Weighted average common and potentially dilutive common shares	33,242,755	33,550,653	33,820,849	34,082,132

Common stock price range per share	$14.40 to 16.44	15.22 to 19.27	18.00 to 22.30	19.80 to 24.00

Common stock trading volume, number of shares	5,371,400	8,510,600	11,503,300	7,727,700

2003 (Unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$251,490	250,848	249,449	261,548
Cost of sales	209,150	208,461	207,938	218,151

Gross profit	42,340	42,387	41,511	43,397
Selling and administrative expenses	25,243	24,115	25,041	25,781
Impairment loss	—	1,707	—	—

Operating income	17,097	16,565	16,470	17,616
Loss on extinguishment of debt	—	17,315	—	—
Interest expense, net	5,863	5,609	4,938	4,565

Earnings (loss) from continuing operations before income taxes	11,234	(6,359)	11,532	13,051
Provision (benefit) for income taxes	4,064	(2,395)	3,366	3,770

Earnings (loss) from continuing operations	7,170	(3,964)	8,166	9,281
Earnings from discontinued operations	—	—	—	125

Net earnings (loss)	7,170	(3,964)	8,166	9,406
Less noncash reduction for conversion of preferred stock	—	(24,335)	—	—
Less preferred stock dividends	(1,109)	(907)	—	—

Net earnings (loss) applicable to common shares	$6,061	(29,206)	8,166	9,406

Basic net earnings (loss) per share:
Earnings (loss) from continuing operations	$0.22	(1.35)	0.26	0.30
Earnings from discontinued operations	—	—	—	—

Net earnings (loss)	$0.22	(1.35)	0.26	0.30

Weighted average common shares	19,385,713	21,705,400	31,095,455	31,315,779

Diluted net earnings (loss) per share:
Earnings (loss) from continuing operations	$0.22	(1.35)	0.25	0.28
Earnings from discontinued operations	—	—	—	—

Net earnings (loss)	$0.22	(1.35)	0.25	0.28

Weighted average common and potentially dilutive common shares	29,113,963	30,112,651	32,524,974	32,964,481

Common stock price range per share	$6.39 to 8.43	7.46 to 11.45	11.01 to 13.84	12.38 to 16.50

Common stock trading volume, number of shares	5,199,100	5,149,800	6,243,100	7,949,000

Schedule II

AVIALL, INC.

VALUATION ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Year	Charged to Costs and Expense	Other		Deductions		Balance at End of Year
Year ended December 31, 2004:
Allowance for doubtful accounts	$2,515	1,911	173	(1)	(978	)(2)	3,621
Inventory reserves	$6,623	2,801	—		(2,937	)(3)	6,487

Year ended December 31, 2003:
Allowance for doubtful accounts	$2,414	2,335	263	(1)	(2,497	)(2)	2,515
Inventory reserves	$5,560	3,084	—		(2,021	)(3)	6,623

Year ended December 31, 2002:
Allowance for doubtful accounts	$3,565	1,224	127	(1)	(2,502	)(2)	2,414
Inventory reserves	$6,505	2,660	(1,917	)(4)	(1,688	)(3)	5,560

(1)	Collection of accounts receivable previously written-off.
(2)	Write-off of doubtful accounts.
(3)	Write-off of shrinkage and excess and obsolete inventories.
(4)	Reclass of reserves for inventory acquired under distribution agreements to gross inventory.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Aviall, Inc. (Exhibit 3.1 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the “1993 Form 10-K”) and incorporated herein by reference)

3.2	Amended and Restated By-Laws of Aviall, Inc. (Exhibit 3.1 to Aviall, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (the “March 31, 1999 Form 10-Q”) and incorporated herein by reference)

4.1	Form of Common Stock Certificate of Aviall, Inc. (Exhibit 4.1 to Aviall, Inc.’s Registration Statement on Form 10, as amended (Commission File No. 1-12380) and incorporated herein by reference)

4.2	Form of Warrant to purchase common stock of Aviall, Inc., entered into as of March 15, 2002, between Aviall, Inc. and each of J. H. Whitney Mezzanine Fund, L.P., Whitney Private Debt Fund, L.P., Whitney Limited Partner Holdings, LLC, Blackstone Mezzanine Partners L.P., Blackstone Mezzanine Holdings L.P., Carlyle High Yield Partners, L.P., Oak Hill Securities Fund, L.P., Oak Hill Securities Fund II, L.P., Lerner Enterprises, L.P. and P & PK Family Limited Partnership (Exhibit 4.10 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “2001 Form 10-K”) and incorporated herein by reference)

4.3	Amended and Restated Registration Rights Agreement, dated as of March 15, 2002, by and between Aviall, Inc., J. H. Whitney Mezzanine Fund, L.P., Whitney Private Debt Fund, L.P., Whitney Limited Partner Holdings, LLC, Blackstone Mezzanine Partners L.P., Blackstone Mezzanine Holdings L.P., Carlyle High Yield Partners, L.P., Oak Hill Securities Fund, L.P., Oak Hill Securities Fund II, L.P., Lerner Enterprises, L.P. and P & PK Family Limited Partnership (Exhibit 4.11 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

4.4	Registration Rights Agreement, dated as of December 21, 2001, by and between Aviall, Inc., Carlyle Partners III, L.P. and CP III Coinvestment, L.P. (Exhibit 4.12 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

4.5	Amendment No. 1 to Form of Warrant to purchase common stock of Aviall, Inc., dated as of December 30, 2002, between Aviall, Inc. and each of J. H. Whitney Mezzanine Fund, L.P., Whitney Private Debt Fund, L.P., Whitney Limited Partner Holdings, LLC, Blackstone Mezzanine Partners L.P., Blackstone Mezzanine Holdings L.P. and Carlyle High Yield Partners, L.P. (Exhibit 4.13 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “2002 Form 10-K”) and incorporated herein by reference)

4.6	Investor Rights Agreement, dated as of June 12, 2003, by and among Aviall, Inc., Carlyle Partners III, L.P., CP III Coinvestment, L.P., Carlyle High Yield Partners, L.P. and Carlyle-Aviall Partners II, L.P. (Exhibit 4.1 to Aviall, Inc.’s Current Report on Form 8-K, dated as of June 12, 2003 and incorporated herein by reference)

4.7	Indenture, dated as of June 30, 2003, by and between Aviall, Inc. and The Bank of New York, as Trustee, relating to Aviall, Inc.’s 7.625% Senior Notes due 2011 (Exhibit 4.3 to Aviall, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (the “June 30, 2003 Form 10-Q”) and incorporated herein by reference)

4.8	Form of 7.625% Senior Note due 2011 of Aviall, Inc. (Exhibit 4.13 to Aviall, Inc.’s Registration Statement on Form S-4, as amended (Commission Registration No. 333-108140) and incorporated herein by reference)

10.1†	Aviall, Inc. Stock Incentive Plan (Exhibit 10.1 to Aviall, Inc.’s 1993 Form 10-K and incorporated herein by reference)

10.2†	Amendment to Aviall, Inc. Stock Incentive Plan (Exhibit 10.3 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.3†	Aviall, Inc. 1998 Stock Incentive Plan (Exhibit 10.2 to Aviall, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference)

Exhibit No.	Description
10.4†	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan (Exhibit 10.4 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.5†	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 28, 2000 (Exhibit 10.5 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.6†	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 7, 2001 (Exhibit 10.6 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.7†	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 7, 2001 (Exhibit 10.42 to Aviall, Inc.’s 2003 Form 10-K and incorporated herein by reference)

10.8†	Amendment Number One to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of December 21, 2001 (Exhibit 10.7 to Aviall, Inc.’s 2003 Form 10-K and incorporated herein by reference)

10.9†	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 14, 2002 (Exhibit 10.2 to Aviall, Inc.’s March 31, 2003 Form 10-Q and incorporated herein by reference)

10.10	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 18, 2004 (Exhibit 10.2 to Aviall, Inc.’s June 30, 2004 Form 10-Q and incorporated herein by reference)

10.11†	Aviall, Inc. Amended and Restated 1998 Directors Stock Plan (Exhibit 10.3 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)

10.12†	Amendment Number One to the Aviall, Inc. Amended and Restated 1998 Directors Stock Plan, dated as of June 14, 2002 (Exhibit 10.3 to Aviall, Inc.’s March 31, 2003 Form 10-Q and incorporated herein by reference)

10.13†	Amendment Number Two to the Aviall, Inc. Amended and Restated 1998 Directors Stock Plan, dated as of June 26, 2003 (Exhibit 10.3 to Aviall, Inc.’s June 30, 2003 Form 10-Q and incorporated herein by reference)

10.14†	Amendment Number Three to the Aviall, Inc. Amended and Restated 1998 Directors Stock Plan, dated as of June 18, 2004 (Exhibit 10.1 to Aviall, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (the “June 30, 2004 Form 10-Q”) and incorporated herein by reference)

10.15†	Form of Restricted Shares Award Agreement for 1998 Stock Incentive Plan (Exhibit 99.3 to Aviall, Inc.’s January 28, 2005 Form 8-K (the “January 28, 2005 8-K”) and incorporated herein by reference)

10.16†	Form of Non-Qualified Stock Option Agreement for 1998 Stock Incentive Plan (Exhibit 99.4 to the January 28, 2005 Form 8-K and incorporated herein by reference)

10.17†	Form of Incentive Stock Option Agreement for 1998 Stock Incentive Plan (Exhibit 99.5 to the January 28, 2005 Form 8-K and incorporated herein by reference)

10.18†	Form of Non-Employee Director Stock Option Agreement for Amended and Restated 1998 Directors Stock Plan (Exhibit 99.6 to the January 28, 2005 Form 8-K and incorporated herein by reference)

10.19†	Form of Election Agreement for Amended and Restated 1998 Directors Stock Plan (Exhibit 99.7 to the January 28, 2005 Form 8-K and incorporated herein by reference).

10.20	Distribution and Indemnity Agreement, by and between Aviall, Inc. and Ryder, dated November 23, 1993 (Exhibit 10.3 to Aviall, Inc.’s 1993 Form 10-K and incorporated herein by reference)

10.21	Tax Sharing Agreement, by and between Aviall, Inc. and Ryder, dated November 23, 1993 (Exhibit 10.4 to Aviall, Inc.’s 1993 Form 10-K and incorporated herein by reference)

10.22†	Form of Amended and Restated Severance Agreement, by and between Aviall, Inc. and each of its executive officers (Exhibit 10.1 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.23†	Addendum to the Amended and Restated Severance Agreement, by and between Aviall, Inc. and Bruce Langsen (Exhibit 10.2 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.24†	Second Addendum to the Amended and Restated Severance Agreement, by and between Aviall, Inc. and Bruce Langsen, dated as of December 21, 2001 (Exhibit 10.13 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

Exhibit No.	Description
10.25†	Aviall, Inc. Amended and Restated Severance Pay Plan (Exhibit 10.7 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.26†	Amendment Number One to the Aviall, Inc. Amended and Restated Severance Pay Plan, dated as of December 21, 2001 (Exhibit 10.15 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.27	Asset Purchase Agreement, dated as of May 31, 1994, by and between Aviall Services, Inc. and Dallas Airmotive, Inc., as amended (Exhibit 10.3 to Aviall, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994 and Exhibits 10.17 through 10.23 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference)

10.28†	Aviall, Inc. Employee Stock Purchase Plan (Exhibit 10.27 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference)

10.29†	Aviall, Inc. Benefit Restoration Plan (Exhibit 10.5 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.30†	Amendment No. One to the Aviall, Inc. Benefit Restoration Plan (Exhibit 10.6 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.31	Agreement of Purchase and Sale, by and among Aviall, Inc., Aviall Services, Inc., Greenwich Air Services, Inc. and GASI Engine Services, Inc., dated April 19, 1996 (Exhibit 2.1 to Aviall, Inc.’s Current Report on Form 8-K, dated April 19, 1996 and incorporated herein by reference)

10.32†	Employment Agreement, dated December 16, 1999, by and between Aviall, Inc. and Paul E. Fulchino (Exhibit 10.16 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the “1999 Form 10-K”) and incorporated herein by reference)

10.33†	Addendum to Employment Agreement, dated as of December 21, 2001, by and between Aviall, Inc. and Paul E. Fulchino (Exhibit 10.22 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.34†	Non-Qualified Stock Option Agreement, dated December 21, 1999, by and between Aviall, Inc. and Paul E. Fulchino (Exhibit 10.17 to Aviall, Inc.’s 1999 Form 10-K and incorporated herein by reference)

10.35†	Addendum to the Non-Qualified Stock Option Agreement, dated as of December 21, 2001, by and between Aviall, Inc. and Paul E. Fulchino (Exhibit 10.24 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.36	Distribution Services Agreement, dated November 3, 1999, by and between Allison Engine Company, Inc. d/b/a Rolls-Royce Allison and Aviall Services, Inc. (the “RR 250 Agreement”) (Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.) (Exhibit 10.19 to Aviall, Inc.’s 1999 Form 10-K and incorporated herein by reference)

10.37	Amendments to RR 250 Agreement, dated various dates, by and between Aviall Services, Inc. and Rolls-Royce Corporation (Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission) (Exhibit 10.40 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “2003 Form 10-K”) and incorporated herein by reference)

10.38	Distribution Services Agreement, dated as of December 17, 2001, by and between Aviall Services, Inc. and Rolls-Royce Corporation (the “T56 Agreement”) (Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission) (Exhibit 10.26 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

Exhibit No.	Description
10.39	Amendment Number One to T56 Agreement, dated October 1, 2003, by and between Aviall Services, Inc. and Rolls-Royce Corporation (Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission) (Exhibit 10.41 to Aviall, Inc.’s 2003 Form 10-K and incorporated herein by reference)

10.40	Distribution Services Agreement, dated January 28, 2005, by and among Aviall, Inc., Aviall Services, Inc., General Electric Company and GE Engine Services Distribution LLC (Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission) (Exhibit 2.1 to the January 28, 2005 Form 8-K and incorporated herein by reference)

10.41	Parts Supply Agreement, dated January 28, 2005, by and among Aviall Services, Inc. and General Electric Company (Exhibit 99.1 to the January 28, 2005 Form 8-K and incorporated herein by reference)

10.42	Securities Purchase Agreement, dated as of December 17, 2001, by and among Aviall, Inc., Carlyle Partners III, L.P. and CP III Coinvestment, L.P. (Exhibit 10.27 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.43	Pledge and Security Agreement, dated as of December 21, 2001, by Aviall, Inc., Aviall Services, Inc., Inventory Locator Service, LLC and Aviall Product Repair Services, Inc. in favor of Citicorp USA, Inc. (Exhibit 10.30 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.44	Lease Agreement, dated as of April 3, 2001, by and between Crow Family Holdings Industrial Texas Limited Partnership and Aviall Services, Inc. (Exhibit 10.31 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.45	Standstill Agreement, dated as of December 21, 2001, by and among Aviall, Inc., Carlyle Partners III, L.P. and CP III Coinvestment, L.P. (Exhibit 10.32 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.46†	Aviall, Inc. Supplemental Executive Retirement Income Plan, effective as of April 7, 2003 (Exhibit 10.1 to Aviall, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (the “March 31, 2003 Form 10-Q”) and incorporated herein by reference)

10.47	Second Amended and Restated Credit Agreement, dated as of June 30, 2003, by and among Aviall, Inc., Aviall Services, Inc., Citicorp USA, Inc. and the lenders and issuers party thereto (Exhibit 10.2 to Aviall, Inc.’s June 30, 2003 Form 10-Q and incorporated herein by reference)

10.48*	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of October 6, 2003, by and among Aviall, Inc, Aviall Services, Inc., Citicorp USA, Inc. and the lenders and issuers party thereto

10.49	Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated as of June 30, 2004, by and among Aviall, Inc., Aviall Services, Inc., Citicorp USA, Inc. and the lenders and issuers party thereto (Exhibit 10.3 to Aviall, Inc.’s June 30, 2004 Form 10-Q and incorporated herein by reference).

10.50	Amendment No. 3 to the Second Amended and Restated Credit Agreement, dated as of January 28, 2005, by and among Aviall, Inc., Aviall Services, Inc., Citigroup USA, Inc. and the lenders and issuers party thereto (Exhibit 99.2 to the January 28, 2005 Form 8-K and incorporated herein by reference)

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries of Aviall, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney of the Directors of Aviall, Inc.

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1*	Certifications pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Each document marked with an asterisk is filed herewith.
†	Each document marked with a dagger constitutes a management contract or compensatory plan or arrangement.