Form 10-Q
period 2005-03-31
AVIALL INC
filed 2005-05-02
CIK 701650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares of common stock, par value $0.01 per share, outstanding at April 25, 2005 was 33,461,987.

AVIALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net sales	$291,448	283,532
Cost of sales	238,281	236,434

Gross profit	53,167	47,098
Selling and administrative expense	28,086	27,599

Operating income	25,081	19,499
Interest expense, net	5,103	4,345

Earnings before income taxes	19,978	15,154
Provision for income taxes	6,978	5,177

Net earnings	$13,000	9,977

Basic net earnings per share	$0.40	0.31
Weighted average common shares	32,847,388	31,744,620

Diluted net earnings per share	$0.38	0.30
Weighted average common and potentially dilutive common shares	34,605,983	33,242,755

See accompanying notes to consolidated financial statements.

AVIALL, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

(Unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$10,741	91,632
Receivables, net	154,979	144,087
Inventories	308,021	328,129
Prepaid expenses and other current assets	5,330	2,953
Deferred income taxes	33,798	40,432

Total current assets	512,869	607,233

Property and equipment	34,179	33,929
Goodwill	46,843	46,843
Intangible assets	200,886	46,525
Deferred income taxes	3,226	3,229
Other assets	12,843	11,717

Total assets	$810,846	749,476

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,190	1,440
Revolving line of credit	82,218	—
Cash overdrafts due to outstanding checks	23,602	43,023
Accounts payable	86,534	98,629
Accrued expenses	40,454	46,741

Total current liabilities	233,998	189,833

Long-term debt	200,449	201,990
Other liabilities	7,435	8,652
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock ($0.01 par value per share, 80,000,000 shares authorized; 35,507,978 shares and 34,582,746 shares issued at March 31, 2005 and December 31, 2004, respectively)	355	346
Additional paid-in capital	454,152	447,060
Accumulated deficit	(49,130)	(62,130)
Treasury stock, at cost (2,050,411 shares and 2,035,124 shares at March 31, 2005 and December 31, 2004, respectively)	(28,589)	(28,218)
Unearned compensation - restricted stock	(1,446)	(1,679)
Accumulated other comprehensive loss	(6,378)	(6,378)

Total shareholders’ equity	368,964	349,001

Total liabilities and shareholders’ equity	$810,846	749,476

See accompanying notes to consolidated financial statements.

AVIALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Net earnings	$13,000	9,977
Depreciation and amortization	5,372	4,293
Deferred income taxes	6,634	4,328
Compensation expense on restricted stock awards	233	183
Changes in:
Receivables, net	(10,892)	(10,328)
Inventories	20,108	6,418
Accounts payable	(12,095)	12,258
Accrued expenses	(6,287)	2,893
Other, net	(4,468)	(1,625)

Net cash provided by operating activities	11,605	28,397

Investing activities:
Purchase of distribution rights	(157,000)	(800)
Capital expenditures	(2,713)	(1,432)
Sales of property, plant and equipment	300	6

Net cash used for investing activities	(159,413)	(2,226)

Financing activities:
Net change in revolving credit facility	82,218	(36)
Cash overdrafts due to outstanding checks	(19,421)	(37,990)
Issuance of common stock	7,101	1,170
Debt issuance cost paid	(1,898)	(99)
Debt repaid	(712)	(860)
Purchase of treasury stock	(371)	(351)

Net cash provided by (used for) financing activities	66,917	(38,166)

Change in cash and cash equivalents	(80,891)	(11,995)
Cash and cash equivalents, beginning of period	91,632	23,424

Cash and cash equivalents, end of period	$10,741	11,429

Cash paid (received) for interest and income taxes:
Interest	$7,902	431
Income taxes	$597	(266)

See accompanying notes to consolidated financial statements.

AVIALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

The following table illustrates the effect on net earnings and earnings per share, or EPS, if we had applied the fair-value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2005	2004
Net earnings, as reported	$13,000	9,977
Deduct: Total stock-based compensation expense determined under fair-value-based method for all awards, net of related tax effects	(663)	(451)

Pro forma net earnings for purposes of computing basic net EPS	$12,337	9,526

Earnings per share:
Basic - as reported	$0.40	0.31
Basic - pro forma	$0.38	0.30

Diluted - as reported	$0.38	0.30
Diluted - proforma	$0.36	0.29

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment,” which replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123.” SFAS 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense over the period during which an employee is required to provide services in exchange for the award. SFAS 123R is effective for annual periods beginning after June 15, 2005. As such, we will implement the provisions of SFAS 123R effective January 1, 2006. We are in the process of evaluating the three allowable methods of transition to SFAS 123R but have not yet determined which method will be used. In 2006, we will incur compensation expense under SFAS 123R, as currently written, related to unvested options granted prior to January 1, 2006.

NOTE 4 - SEGMENT INFORMATION

The following tables present information by operating segment (in thousands):

	Three Months Ended March 31,
	2005	2004
Net Sales
Aviall Services	$284,023	276,421
ILS	7,425	7,111

Total net sales	$291,448	283,532

Profit
Aviall Services	$26,417	20,266
ILS	2,811	2,548

Reportable segment profit	29,228	22,814
Corporate	(4,147)	(3,315)
Interest expense, net	(5,103)	(4,345)

Earnings before income taxes	$19,978	15,154

NOTE 5 - EARNINGS PER SHARE

A reconciliation of the denominator of the basic and diluted EPS calculations for net earnings follows:

	Three Months Ended March 31,
	2005	2004
Denominator
Weighted average common shares	32,847,388	31,744,620
Effect of dilutive securities:
Stock options	1,257,315	931,338
Restricted stock rights	238,880	304,467
Warrants	262,400	262,330

Weighted average common and dilutive potential common shares	34,605,983	33,242,755

Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net earnings by the weighted average number of common and dilutive potential common shares outstanding during the period.

NOTE 6 - INCOME TAXES

Our effective tax rate increased from 27.6% at December 31, 2004 to 34.9% at March 31, 2005. The lower effective rate at December 31, 2004 is primarily due to the release in 2004 of a $3.4 million valuation allowance for state tax net operating loss carryforwards.

NOTE 7 - INTANGIBLE ASSETS

In January 2005, we entered into a distribution agreement with GE Engine Services, LLC and General Electric, or GE, whereby GE has appointed us as the exclusive worldwide distributor of unique parts for the GE CF6-50 and CF6-80A, or CF6, engines for as long as these engines remain in service. As a result of the GE CF6 agreement, we recorded $157.0 million for distribution rights.

NOTE 8 - DEBT

On January 28, 2005, we entered into an amendment to our senior secured credit facility, or the Credit Facility, to increase the facility size, restructure the borrowing base, extend the termination date and change certain financial ratios and covenants. As of March 31, 2005, our amended Credit Facility consists of a $260.0 million revolving credit and letter of credit facility due as a balloon payment in 2008. As of March 31, 2005, we had $82.2 million of borrowings outstanding under the Credit Facility.

NOTE 9 - PENSION PLANS AND POSTRETIREMENT BENEFITS

The following table sets forth the components of net pension expense for all our plans:

	Three Months Ended March 31,
(In Thousands)	2005	2004
Service cost	$736	615
Interest cost	1,028	969
Expected return on plan assets	(1,086)	(963)
Transition obligation amortization	34	35
Prior service cost amortization	1	1
Net loss recognition	297	117

Net pension expense	$1,010	774

The following table sets forth the components of net postretirement benefit income for all our plans:

	Three Months Ended March 31,
(In Thousands)	2005	2004
Service cost	$—	—
Interest cost	18	22
Net amortization and deferral	(35)	(34)

Net postretirement benefit income	$(17)	(12)

NOTE 10 - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

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

The unaudited consolidating financial information presents the consolidating balance sheets as of March 31, 2005 and December 31, 2004 and the related statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2004 with separate columns for:

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

Pursuant to the terms of the Credit Facility, no subsidiary of Aviall other than Aviall Services, Inc., or Aviall Services, may pay cash dividends to Aviall, other than to fund limited repurchases or redemptions of outstanding securities. In addition, Aviall Services may pay cash dividends to Aviall for the purpose of funding (i) ordinary operating expenses and scheduled debt service, (ii) payments by Aviall of taxes in respect of Aviall and its subsidiaries, up to the amount that would be payable by Aviall Services, on a consolidated basis, if it were the taxpayer and (iii) any repurchase of the Senior Notes permitted under the terms of the Credit Facility. Additionally, the Credit Facility restricts intercompany loans made to Aviall from its direct and indirect subsidiaries, with the exception of intercompany loans made to fund limited repurchases or redemptions of outstanding securities and loans made by Aviall Services to fund required payments under the Senior Notes. The net assets of consolidating subsidiaries subject to these restrictions were $706.4 million and $714.8 million at March 31, 2005 and December 31, 2004, respectively.

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2005
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	272,297	35,293	(16,142)	291,448
Cost of sales	—	225,654	28,769	(16,142)	238,281

Gross profit	—	46,643	6,524	—	53,167
Selling and administrative expense	—	23,846	4,240	—	28,086

Operating income	—	22,797	2,284	—	25,081
Interest expense (income)	(4,645)	9,682	66	—	5,103
Equity in (earnings) loss of subsidiaries	(10,037)	(1,981)	—	12,018	—

Earnings (loss) before income taxes	14,682	15,096	2,218	(12,018)	19,978
Provision for income taxes	1,682	5,059	237	—	6,978

Net earnings (loss)	$13,000	10,037	1,981	(12,018)	13,000

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2004
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	268,185	31,554	(16,207)	283,532
Cost of sales	—	227,260	25,381	(16,207)	236,434

Gross profit	—	40,925	6,173	—	47,098
Selling and administrative expense	—	24,292	3,307	—	27,599

Operating income	—	16,633	2,866	—	19,499
Interest expense (income)	(4,243)	8,497	91	—	4,345
Equity in (earnings) loss of subsidiaries	(7,270)	(2,037)	—	9,307	—

Earnings (loss) before income taxes	11,513	10,173	2,775	(9,307)	15,154
Provision for income taxes	1,536	2,903	738	—	5,177

Net earnings (loss)	$9,977	7,270	2,037	(9,307)	9,977

CONSOLIDATED BALANCE SHEET

	March 31, 2005
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$(30)	8,040	2,731	—	10,741
Receivables, net	—	128,768	26,211	—	154,979
Inventories	—	294,838	13,183	—	308,021
Prepaid expenses and other current assets	—	5,159	171	—	5,330
Deferred income taxes	—	33,776	22	—	33,798

Total current assets	(30)	470,581	42,318	—	512,869

Property and equipment	—	33,624	555	—	34,179
Investment in subsidiaries	752,142	36,265	—	(788,407)	—
Intercompany receivables	—	204,046	—	(204,046)	—
Goodwill	—	44,904	1,939	—	46,843
Intangible assets	—	200,886	—	—	200,886
Deferred income taxes	—	2,816	410	—	3,226
Other assets	6,248	6,592	3	—	12,843

Total assets	$758,360	999,714	45,225	(992,453)	810,846

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	1,179	11	—	1,190
Revolving line of credit	—	82,218	—	—	82,218
Cash overdrafts due to outstanding checks	5	23,597	—	—	23,602
Accounts payable	—	85,394	1,140	—	86,534
Accrued expenses	3,845	33,436	3,173	—	40,454

Total current liabilities	3,850	225,824	4,324	—	233,998

Long-term debt	200,000	442	7	—	200,449
Intercompany payables	185,546	—	18,500	(204,046)	—
Other liabilities	—	7,435	—	—	7,435
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity
Common stock	355	33	7,542	(7,575)	355
Additional paid-in capital	454,152	867,920	9,919	(877,839)	454,152
Retained earnings (accumulated deficit)	(49,130)	(95,562)	4,933	90,629	(49,130)
Treasury stock, at cost	(28,589)	—	—	—	(28,589)
Unearned compensation - restricted stock	(1,446)	—	—	—	(1,446)
Accumulated other comprehensive income	(6,378)	(6,378)	—	6,378	(6,378)

Total shareholders’ equity	368,964	766,013	22,394	(788,407)	368,964

Total liabilities and shareholders’ equity	$758,360	999,714	45,225	(992,453)	810,846

CONSOLIDATED BALANCE SHEET

	December 31, 2004
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$(35)	83,002	8,665	—	91,632
Receivables, net	—	116,938	27,149	—	144,087
Inventories	—	315,298	12,831	—	328,129
Prepaid expenses and other current assets	—	2,824	129	—	2,953
Deferred income taxes	—	40,410	22	—	40,432

Total current assets	(35)	558,472	48,796	—	607,233

Property and equipment	—	33,318	611	—	33,929
Investment in subsidiaries	764,005	34,284	—	(798,289)	—
Intercompany receivables	—	235,007	—	(235,007)	—
Goodwill	—	44,904	1,939	—	46,843
Intangible assets	—	46,525	—	—	46,525
Deferred income taxes	—	2,816	413	—	3,229
Other assets	6,498	5,214	5	—	11,717

Total assets	$770,468	960,540	51,764	(1,033,296)	749,476

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	1,429	11	—	1,440
Revolving line of credit	—	—	—	—	—
Cash overdrafts due to outstanding checks	4	42,969	50	—	43,023
Accounts payable	—	97,368	1,261	—	98,629
Accrued expenses	7,723	35,827	3,191	—	46,741

Total current liabilities	7,727	177,593	4,513	—	189,833

Long-term debt	200,000	1,981	9	—	201,990
Intercompany payables	213,740	—	21,267	(235,007)	—
Other liabilities	—	8,652	—	—	8,652
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity
Common stock	346	33	7,542	(7,575)	346
Additional paid-in capital	447,060	862,357	9,918	(872,275)	447,060
Retained earnings (accumulated deficit)	(62,130)	(83,698)	8,515	75,183	(62,130)
Treasury stock, at cost	(28,218)	—	—	—	(28,218)
Unearned compensation - restricted stock	(1,679)	—	—	—	(1,679)
Accumulated other comprehensive (loss) income	(6,378)	(6,378)	—	6,378	(6,378)

Total shareholders’ equity	349,001	772,314	25,975	(798,289)	349,001

Total liabilities and shareholders’ equity	$770,468	960,540	51,764	(1,033,296)	749,476

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2005
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net earnings (loss)	$13,000	10,037	1,981	(12,018)	13,000
Depreciation and amortization	250	5,064	58	—	5,372
Deferred income taxes	—	6,634	—	—	6,634
Compensation expense on restricted stock awards	233	—	—	—	233
Changes in:
Receivables, net	—	(11,830)	938	—	(10,892)
Inventories	—	20,460	(352)	—	20,108
Intercompany receivables and payables	(6,294)	14,625	(8,331)	—	—
Accounts payable	—	(11,974)	(121)	—	(12,095)
Accrued expenses	(3,878)	(2,391)	(18)	—	(6,287)
Other, net	—	(4,432)	(36)	—	(4,468)

Net cash provided by (used for) operating activities	3,311	26,193	(5,881)	(12,018)	11,605

Investing activities:
Capital expenditures	—	(2,712)	(1)	—	(2,713)
Purchase of distribution rights	—	(157,000)	—	—	(157,000)
Investment in subsidiaries	(10,037)	(1,981)	—	12,018	—
Sales of property, plant and equipment	—	300	—	—	300

Net cash provided by (used for) investing activities	(10,037)	(161,393)	(1)	12,018	(159,413)

Financing activities:
Debt issue costs paid	—	(1,898)	—	—	(1,898)
Issuance of common stock	7,101	—	—	—	7,101
Purchase of treasury stock	(371)	—	—	—	(371)
Net change in revolving credit facility	—	82,218	—	—	82,218
Cash overdrafts due to outstanding checks	1	(19,372)	(50)	—	(19,421)
Debt repaid	—	(710)	(2)	—	(712)

Net cash provided by (used for) financing activities	6,731	60,238	(52)	—	66,917

Change in cash and cash equivalents	5	(74,962)	(5,934)	—	(80,891)
Cash and cash equivalents, beginning of period	(35)	83,002	8,665	—	91,632

Cash and cash equivalents, end of period	$(30)	8,040	2,731	—	10,741

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2004
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net earnings (loss)	$9,977	7,270	2,037	(9,307)	9,977
Depreciation and amortization	255	3,968	70	—	4,293
Deferred income taxes	—	4,337	(9)	—	4,328
Compensation expense on restricted stock awards	183	—	—	—	183
Changes in:
Receivables	—	(6,366)	(3,962)	—	(10,328)
Inventories	—	7,262	(844)	—	6,418
Intercompany receivables and payables	(9,174)	3,782	5,392	—	—
Accounts payable	(33)	12,122	169	—	12,258
Accrued expenses	3,812	(2,167)	1,248	—	2,893
Other, net	1,536	(3,130)	(31)	—	(1,625)

Net cash provided by (used for) operating activities	6,556	27,078	4,070	(9,307)	28,397

Investing activities:
Capital expenditures	—	(1,432)	—	—	(1,432)
Purchase of distribution rights	—	(800)	—	—	(800)
Investment in subsidiaries	(7,270)	(2,037)	—	9,307	—
Sales of property, plant and equipment	—	5	1	—	6

Net cash provided by (used for) investing activities	(7,270)	(4,264)	1	9,307	(2,226)

Financing activities:
Debt issue costs paid	(99)	—	—	—	(99)
Issuance of common stock	1,170	—	—	—	1,170
Purchase of treasury stock	(351)				(351)
Net change in revolving credit facility	—	—	(36)	—	(36)
Cash overdrafts	—	(37,999)	9	—	(37,990)
Debt repaid	—	(857)	(3)	—	(860)

Net cash provided by (used for) financing activities	720	(38,856)	(30)	—	(38,166)

Change in cash and cash equivalents	6	(16,042)	4,041	—	(11,995)
Cash and cash equivalents, beginning of period	—	21,187	2,237	—	23,424

Cash and cash equivalents, end of period	$6	5,145	6,278	—	11,429

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Aviall Services purchases a broad range of new parts, components and supplies from over 220 original equipment manufacturers, or OEMs, including in some cases several business units within such manufacturers, and resells them to over 18,500 government/military, general aviation/corporate and commercial airline customers, including over 300 airlines. Aviall Services also provides value-added services to our customers and suppliers, such as repair and assembly services, supply-chain management services and information-gathering and delivery services.

ILS operates electronic marketplaces for buying and selling parts, equipment and services for the global aerospace, defense and marine industries. With more than 14,000 users in more than 85 countries, ILS’s electronic marketplaces contain more than 55 million line items representing over five billion parts for sale. ILS also maintains databases of over 119 million cross-referenced United States, or U.S., government records, allowing users to research manufacturers and prices for specific parts, locate alternate parts, find additional uses and markets for parts and review U.S. government procurement histories.

Our first quarter 2005 net earnings of $13.0 million or $0.38 diluted earnings per share increased 30.0% compared to net earnings of $10.0 million or $0.30 diluted earnings per share in the first quarter of 2004. Our operating income in the first quarter of 2005 was $25.1 million, an increase of $5.6 million or 28.7% from the same quarter in 2004. These results were driven by the addition of commissions received for the sales of unique parts for General Electric, or GE, CF6-50 and CF6-80A, or CF6, engines which commenced in February 2005. During the GE transition, only commissions on parts directly shipped by GE will be recorded until we commence shipping, which is estimated to begin in the third quarter of 2005. In addition, our selling and administrative expense increased only $0.5 million in the first quarter of 2005 compared to the first quarter of 2004 largely due to year-over-year higher salary and benefit expenses offset by lower bad debt expense. This continues our leveraging of selling and administrative expense as a percentage of sales. Accordingly, our first quarter 2005 selling and administrative expense as a percentage of sales was 9.6% compared to 9.7% in the first quarter of 2004.

Market conditions continue to be challenging during the first quarter of 2005. The combination of record high fuel costs, a slowing of growth in the economies of many regions and the uncertain future being faced by many of our airline customers and some general aviation aircraft operators have combined to make our future performance and opportunities less certain. However, we believe that these conditions also continue to support the need for the services offered by Aviall Services and ILS, which we believe is the principal reason for Aviall’s improved results in 2004 and into 2005.

Our future strategy will continue to focus on the acquisition of new long-term supplier contracts as well as adding other traditional supplier relationships, delivering superior customer service and investing in technology and infrastructure to increase supplier and customer efficiencies. We will also continue to evaluate potential strategic acquisitions and changes to our capital structure. We believe our ability to grow at a pace similar to that which we have experienced since 2000 will depend on the award of one or a series of new long-term supplier contracts, the expansion of our traditional supplier base and product offerings and/or completion of a strategic acquisition. The timing and length of the process to procure new long-term agreements or relationships or a strategic acquisition is unpredictable. We are currently actively pursuing a number of opportunities for additional growth, including possible significant, new long-term supplier agreements. No assurance can be given that we will be able to procure any such new arrangements. To the extent we do secure any such relationship, the economies of scale derived from recent contracts may not be indicative of our future results, particularly in the early stages of new contract implementation. As an example of the implementation of this strategy, we signed two additional exclusive distribution services agreements with Hamilton Sundstrand in April 2005, bolstering our relationship which began in 2004. The multi-product agreements award us exclusive worldwide distribution rights for Hamilton Sundstrand-built spare parts that are unique to the 60kVA family of generators, the JT8D mechanical fuel controls, and the JT9D engine accessories. These parts are used on a wide range of aircraft, and we expect the agreements to generate approximately $100 million of revenue over the next ten years.

We previously announced that net earnings from continuing operations in 2005 would be in the range of approximately $55.0 million to $57.5 million or equivalent to approximately $1.60 to $1.66 per diluted share based upon the then-existing number of diluted shares. Aviall remains comfortable with the previous earnings estimate given in February 2005.

Critical Accounting Policies

For a discussion of our critical accounting policies, refer to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations-Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net Sales. Net sales for Aviall Services were $284.0 million, an increase of $7.6 million or 2.7% from the $276.4 million recorded in the first quarter of 2004.

The following table presents sales for Aviall Services in each of its geographic regions and in all market sectors (amounts in millions):

	Amount of Increase/ (Decrease)	Percentage Increase/ (Decrease)
Geographic region:
Europe	$5.5	27.9%
Asia-Pacific	$2.8	10.3%
Americas	$(0.7)	(0.3)%

Market sector:
Commercial airline	$8.6	13.2%
General Aviation/corporate	$1.8	2.7%
Government/military	$(2.8)	(1.9)%

Sales in the commercial airline sector increased primarily due to stronger sales volumes in the sector as well as the addition of GE CF6 engine parts sales commissions, which commenced in February 2005. Sales in the general aviation/corporate sector increased modestly because of increased flight activity tempered by the effect of fuel prices. Sales in the government/military sector decreased slightly primarily due to lower deliveries of military-related parts under the Rolls-Royce T-56, or RR T56, distribution agreement. Sales of RR T56 products were $119.3 million in the first quarter of 2005 and $126.0 million in the first quarter of 2004. Aggregate sales of products supplied by Rolls-Royce and Honeywell were $180.3 million and $185.9 million in the first quarter of 2005 and 2004, respectively.

Net sales for ILS were $7.4 million, an increase of $0.3 million or 4.2% from the $7.1 million recorded in the first quarter of 2004.

Gross Profit. Gross profit of $53.2 million increased $6.1 million or 13.0% in the first quarter of 2005 compared to $47.1 million in the first quarter of 2004. Gross profit as a percentage of net sales was 18.2% in the first quarter of 2005 as compared to 16.6% in the first quarter of 2004. The increased gross profit percentage was due to the addition of the GE CF6 engine parts sales commissions, which commenced in February 2005. During the GE transition, only commissions on parts directly shipped by GE will be recorded until we commence shipping, which is estimated to begin in the third quarter of 2005.

Selling and Administrative Expense. Selling and administrative expense increased $0.5 million to $28.1 million in the first quarter of 2005 but decreased as a percentage of net sales to 9.6% from 9.7% in the first quarter of 2004. Selling and administrative expense increased largely as a result of higher salary and benefit expenses offset by lower bad debt expense.

Interest Expense. Interest expense increased $0.7 million to $5.1 million in the first quarter of 2005 from $4.4 million in the first quarter of 2004. Noncash interest expense amounted to $0.4 million in both 2005 and 2004. Our net interest expense increased primarily due to the initial funding of the GE CF6 agreement and the continued borrowings outstanding under our senior secured credit facility, or the Credit Facility, which had a balance of $82.2 million at March 31, 2005.

Provision for Income Taxes. Our income tax expense for the first quarter of 2005 was $7.0 million, and our effective tax rate was 34.9%. Our income tax expense for the first quarter of 2004 was $5.2 million, and our effective tax rate was 34.2%. The increase in our effective tax rate from 34.2% in 2004 to 34.9% in 2005 resulted primarily from a decrease in the allowable benefit for 2005 from the Extraterritorial Income exclusion.

Our effective tax rate increased from 27.6% at December 31, 2004 to 34.9% at March 31, 2005. The lower effective rate at December 31, 2004 is primarily due to the release in 2004 of a $3.4 million valuation allowance for state tax net operating loss, or NOL, carryforwards.

Cash payments made for federal, state and foreign income taxes were $0.6 million in the first quarter of 2005. Cash refunds received for federal, state and foreign income taxes were $0.3 million in the first quarter of 2004. Our cash income tax expense is primarily comprised of Alternative Minimum Tax and foreign taxes on our foreign operations. Our cash income tax expense continues to be substantially lower than the U.S. federal statutory rate through the use of our U.S. federal NOL carryforward.

Liquidity and Capital Resources

Cash Flow. Net cash flow provided by operations was $11.6 million in the first three months of 2005 compared to $28.4 million in the first three months of 2004. The $16.8 million decrease in cash provided by operating activities in 2005 compared to the same period in 2004 primarily resulted from a low March 31, 2005 ending accounts payable balance due to the timing of month end settlements with our suppliers and a decrease in accrued expenses related to interest payment timing on the $200 million of senior unsecured notes, or the Senior Notes, partially offset by increased cash earnings in 2005 and lower inventory levels at March 31, 2005. Aviall Services’ inventory turns in March 2005 remained unchanged from December 2004 at 3.2 turns. The days’ sales outstanding for Aviall’s receivables decreased from 51 days at December 31, 2004 to 47 days at March 31, 2005 due to increased sales volume.

Capital expenditures were $2.7 million in the first three months of 2005 compared to $1.4 million in the first three months of 2004. Capital spending in both 2005 and 2004 was primarily for upgrades to Aviall Services’ enterprise resource planning software, computer hardware and operations infrastructure. Based on the capital projects approved by our board of directors, we expect to make capital expenditures, including noncash capital amounts, totaling approximately $11.0 million in 2005. These projects include upgrades and enhancements associated with both our systems and operations infrastructure at Aviall Services and ILS. We review our capital expenditure program periodically and modify it as required to meet current business needs. Under the Credit Facility, our capital expenditure limit is approximately $17.2 million, comprised of a $12.0 million limit for 2005 plus $5.2 million of carryover amounts from prior years.

In January 2005, we entered into a distribution agreement with GE Engine Services, LLC and GE, whereby GE has appointed us as the exclusive worldwide distributor of unique parts for the CF6 engines for as long as these engines remain in service. As a result of the GE CF6 agreement, we recorded $160.1 million for distribution rights and inventory.

Variable Working Capital (see definition below) increased $2.9 million in the first three months of 2005 as compared to a decrease of $8.3 million in the first three months of 2004. In 2005, we invested $159.4 million in net capital expenditures and distribution rights as compared to $2.2 million in 2004. The combined cash used in the first three months of 2005 of $147.8 million by both operating and investing activities was funded by $7.1 million received for common stock issued pursuant to the exercise of options, $82.2 million of net borrowings under the Credit Facility and a majority of the $91.6 million of cash on hand at the beginning of 2005. In addition, our cash overdraft position decreased $19.4 million in the first quarter of 2005. As a result, our cash balance decreased by $80.9 million.

By way of comparison, the combined cash provided in the first three months of 2004 of $26.2 million for both operating and investing activities together with the $1.2 million received for common stock issued pursuant to the exercise of options and the use of $12.0 million of the cash on hand at the beginning of 2004 funded the $38.0 million decrease in our cash overdraft position last year. Overdraft positions arise when we settle our accounts payable by issuing checks at month-end, and the recipients of these checks have not presented them to our banks for payment before our cut-off for accounting purposes. We classify these overdraft positions as a separate current liability in our accompanying consolidated balance sheet because no right of offset existed against other cash accounts within the same bank. Generally accepted accounting principles, or GAAP, treat these amounts similar to debt in the statement of cash flows by presenting cash overdrafts as a financing activity. We expect to continue large month-end settlements with our major suppliers, but the overdrafts will change in accordance with the variable amounts of products shipped to us from time to time.

Assuming our current level of internal growth, profitability, and the present relationship between increased revenues, Variable Working Capital requirements and our annual capital expenditures, we expect to generate strong positive cash flows from operations although these may be offset from time to time by overdraft obligations and increases in Variable Working Capital, particularly when our business is growing. Assuming the foregoing, we project cash flow in 2005 for operating activities will exceed $50.0 million. Our cash flow from operating activities also depends on the timing of the delivery and payment for inventory as discussed above. In some months, we receive much larger deliveries than the average of the preceding several months. These larger deliveries can significantly alter our cash flow for that month and on a cumulative basis for both the quarter and the fiscal year to date.

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

The following table presents a reconciliation of our Variable Working Capital to working capital for the periods presented:

	Three Months Ended March 31,
(In Thousands)	2005	2004
Receivables, net	$154,979	149,607
Plus: Inventories	308,021	321,442
Less: Accounts payable	(86,534)	(107,080)

Variable Working Capital	376,466	363,969

Plus:
Cash and cash equivalents	10,741	11,429
Prepaid expenses and other current assets	5,330	3,759
Deferred income taxes	33,798	19,075
Less:
Current portion of long-term debt	(1,190)	(2,920)
Cash overdrafts due to outstanding checks	(23,602)	(5,625)
Revolving line of credit	(82,218)	(473)
Accrued expenses	(40,454)	(42,460)

Working capital	$278,871	346,754

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

In November 2003, we entered into an interest rate swap agreement to manage interest rate risk exposure on $50.0 million of the $200.0 million principal amount of Senior Notes. Under this agreement which expires in 2011, we pay floating interest amounts in exchange for giving up the right to pay a fixed amount without an exchange of the underlying principal amount.

Senior Secured Debt. On January 28, 2005, we entered into an amendment to the Credit Facility in connection with the GE CF6 agreement. As amended, the Credit Facility consists of a $260.0 million revolving credit and letter of credit facility due as a balloon payment in 2008, with availability determined by reference to a borrowing base calculated using our eligible accounts receivable and inventory and after deducting reserves required by the lenders. As of March 31, 2005, we had $82.2 million of borrowings outstanding under the Credit Facility and had issued letters of credit for $0.9 million. In addition, we had $140.7 million available for additional borrowings under the Credit Facility and our borrowing base was $223.8 million. As of March 31, 2005, borrowings under the Credit Facility bear interest based upon either: (1) a Eurodollar Rate plus an applicable margin ranging from 1.5% to 2.5% depending upon our financial ratios or (2) a Base Rate plus an applicable margin ranging from 0.5% to 1.5% depending upon the same financial ratios. We expect to utilize both of these interest rate options during 2005. As of March 31, 2005, the weighted average interest rate on the Credit Facility was 4.90%. An annual commitment fee of 0.5% is payable monthly in arrears on the daily unused portion of the Credit Facility. Obligations under the Credit Facility are collateralized by substantially all of our domestic assets and 65% of the stock of certain of our foreign subsidiaries. The Credit Facility also contains default clauses that permit the acceleration of all amounts due following an event of default at the discretion of the lenders, and lock-box provisions that apply our cash collections to outstanding borrowings. Based on the terms of the Credit Facility and pursuant to EITF Issue No. 95-22, “Balance Sheet Classification of Revolving Credit Agreement Obligations Involving Lock-Box Arrangements,” we classify amounts outstanding under the Credit Facility, if any, as current.

We also maintain a Canadian $6.0 million secured revolving credit facility, or the Canadian Revolver. As of March 31, 2005, we had no borrowings outstanding under the Canadian Revolver.

Debt Covenants. The Credit Facility contains various restrictive operating and financial covenants, including several that are based on earnings before interest, taxes, depreciation, amortization, extraordinary gains or losses, and one-time items, or Adjusted EBITDA. We must comply with a maximum leverage ratio covenant that measures the ratio of our outstanding debt to our Adjusted EBITDA for the trailing four quarters. We must maintain a maximum leverage ratio of: 4.50 to 1 for the fiscal quarters ending on or before June 30, 2005; 4.00 to 1 for the fiscal quarter ending September 30, 2005; 3.50 to 1 for the fiscal quarter ending December 31, 2005; and 3.25 to 1 for the fiscal quarters ending on or after March 31, 2006. This maximum leverage ratio covenant was 4.50 to 1 at March 31, 2005. We must also comply with a minimum interest coverage ratio covenant that measures the ratio of our Adjusted EBITDA for the trailing four quarters to our interest expense during the trailing four quarters. The minimum interest coverage ratio covenant was 3.50 to 1 at March 31, 2005 and will remain at that level for all periods thereafter. Furthermore, we must maintain a tangible net worth of not less than $205.8 million plus 75% of the cumulative consolidated net income for each fiscal quarter ending on or after June 30, 2004. As of March 31, 2005, the required tangible net worth was $240.4 million. We are permitted to make capital expenditures under the Credit Facility in any fiscal year up to $12.0 million, plus any unused carryover of up to $10.0 million from prior years. As a result, we must limit our capital expenditures in 2005 to no more than $17.2 million, which includes $5.2 million of allowed carryover spending from prior years.

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

The following table presents a reconciliation of our EBITDA and Adjusted EBITDA, as defined in the Credit Facility, to net earnings for the trailing four quarters ended March 31, 2005:

(In Thousands)	Second Quarter 2004	Third Quarter 2004	Fourth Quarter 2004	First Quarter 2005	Total
Net earnings	$13,465	10,021	9,706	13,000	46,192
Plus:
Income tax expense	2,819	3,961	4,472	6,978	18,230
Interest expense	4,207	4,169	4,021	5,103	17,500
Depreciation and amortization expense	3,914	4,020	3,736	4,876	16,546

EBITDA	24,405	22,171	21,935	29,957	98,468
Noncash losses (gains)	615	(490)	(110)	(78)	(63)

Adjusted EBITDA	$25,020	21,681	21,825	29,879	98,405

The Adjusted EBITDA calculation above is prepared in accordance with the terms of the Credit Facility. The noncash gains and losses, which are included in the Adjusted EBITDA calculation in accordance with the terms of the Credit Facility, may occur again. The depreciation and amortization expense above excludes debt issuance cost amortization. Adjusted EBITDA is presented solely to provide information on our debt covenants, and EBITDA and Adjusted EBITDA should not be considered an alternative to operating results or cash flows calculated in accordance with GAAP.

Contractual Obligations. With the exception of the $82.2 million of new borrowings outstanding under the Credit Facility as of March 31, 2005, there have been no material changes in our contractual obligations as set forth in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2004.

New Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment,” which replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123.” SFAS 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense over the period during which an employee is required to provide services in exchange for the award. SFAS 123R is effective for annual periods beginning after June 15, 2005. As such, we will implement the provisions of SFAS 123R effective January 1, 2006. We are in the process of evaluating the three allowable methods of transition to SFAS 123R but have not yet determined which method will be used. In 2006, we will incur compensation expense under SFAS 123R, as currently written, related to unvested options granted prior to January 1, 2006.

Forward-Looking Statements

This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that are based on the beliefs of our management, as well as assumptions and estimates made by, and information currently available to, our management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to risks, uncertainties and assumptions relating to our operations and results of operations as well as those of our customers and suppliers, including as a result of competitive factors and pricing pressures, shifts in market demand, general economic conditions and other factors including, among others, those that effect flight activity in the commercial, business, government/military, and general/corporate aviation segments, the business activities of our customers and suppliers and developments in information and communication technology. Additional risks are set forth in our Annual Report on Form 10-K for the year ended December 31, 2004. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described in the forward-looking statements.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and foreign exchange rates. From time to time, we have used financial instruments to offset these risks. These financial instruments are not used for trading or speculative purposes. We did not experience any significant changes in market risk during the first three months of 2005. Our market risk is described in more detail in “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

There were no changes to our internal control over financial reporting during our first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings

Not applicable.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our common stock in the quarter ended March 31, 2005:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2005 - January 31, 2005	13,294	$23.70	—	—
February 1, 2005 - February 28, 2005	—	$—	—	—
March 1, 2005 - March 31, 2005	1,993	$28.31	—	—

Total	15,287	$24.30	—	—

(1)	The 15,287 total number of shares purchased were shares of restricted stock withheld for the payment of withholding taxes upon vesting of restricted stock.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIALL, INC.

April 28, 2005	By:	/s/ COLIN M. COHEN
Colin M. Cohen
Senior Vice President and Chief Financial Officer
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