Form 10-Q
period 2005-06-30
AVIALL INC
filed 2005-07-29
CIK 701650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of common stock, par value $0.01 per share, outstanding at July 25, 2005 was 33,951,310.

PART 1 – FINANCIAL INFORMATION

Item 1: Financial Statements

AVIALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$322,072	314,048	613,520	597,580
Cost of sales	261,643	263,904	499,924	500,338

Gross profit	60,429	50,144	113,596	97,242
Selling and administrative expense	31,449	29,653	59,535	57,252

Operating income	28,980	20,491	54,061	39,990
Interest expense, net	5,262	4,207	10,365	8,552

Earnings before income taxes	23,718	16,284	43,696	31,438
Provision for income taxes	8,347	2,819	15,325	7,996

Net earnings	$15,371	13,465	28,371	23,442

Basic net earnings per share	$0.46	0.42	0.86	0.74
Weighted average common shares	33,426,831	31,954,552	33,138,712	31,849,586

Diluted net earnings per share	$0.44	0.40	0.82	0.70
Weighted average common and potentially dilutive common shares	34,945,090	33,550,653	34,777,139	33,396,705

See accompanying notes to consolidated financial statements.

AVIALL, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

(Unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$35,885	91,632
Receivables, net	172,445	144,087
Inventories	343,667	328,129
Prepaid expenses and other current assets	3,824	2,953
Deferred income taxes	29,795	40,432

Total current assets	585,616	607,233

Property and equipment	35,104	33,929
Goodwill	46,843	46,843
Intangible assets	200,991	46,525
Deferred income taxes	3,226	3,229
Other assets	12,460	11,717

Total assets	$884,240	749,476

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,157	1,440
Revolving line of credit	60,661	—
Cash overdrafts due to outstanding checks	11,301	43,023
Accounts payable	162,715	98,629
Accrued expenses	51,692	46,741

Total current liabilities	287,526	189,833

Long-term debt	201,697	201,990
Other liabilities	5,820	8,652
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock ($0.01 par value per share, 80,000,000 shares authorized; 36,001,721 shares and 34,582,746 shares issued at June 30, 2005 and December 31, 2004, respectively)	360	346
Additional paid-in capital	458,810	447,060
Accumulated deficit	(33,759)	(62,130)
Treasury stock, at cost (2,050,411 shares and 2,035,124 shares at June 30, 2005 and December 31, 2004, respectively)	(28,589)	(28,218)
Unearned compensation - restricted stock	(1,247)	(1,679)
Accumulated other comprehensive loss	(6,378)	(6,378)

Total shareholders’ equity	389,197	349,001

Total liabilities and shareholders’ equity	$884,240	749,476

See accompanying notes to consolidated financial statements.

AVIALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Net earnings	$28,371	23,442
Depreciation and amortization	11,983	8,674
Deferred income taxes	10,635	6,436
Compensation expense on restricted stock awards	432	331
Changes in:
Receivables, net	(28,358)	(27,164)
Inventories	(15,538)	32,474
Accounts payable	64,086	5,902
Accrued expenses	4,951	11,824
Other, net	(3,604)	(1,862)

Net cash provided by operating activities	72,958	60,057

Investing activities:
Purchase of distribution rights	(160,846)	(800)
Capital expenditures	(5,638)	(4,390)
Sales of property, plant and equipment	377	5

Net cash used for investing activities	(166,107)	(5,185)

Financing activities:
Net change in revolving credit facility	60,661	(142)
Cash overdrafts due to outstanding checks	(31,722)	(36,551)
Issuance of common stock	11,764	2,627
Debt issuance cost paid	(1,898)	(736)
Debt repaid	(1,094)	(1,762)
Purchase of treasury stock	(371)	(351)
Debt proceeds	62	—

Net cash provided by (used for) financing activities	37,402	(36,915)

Change in cash and cash equivalents	(55,747)	17,957
Cash and cash equivalents, beginning of period	91,632	23,424

Cash and cash equivalents, end of period	$35,885	41,381

Cash paid for interest and income taxes:
Interest	$8,937	775
Income taxes	$1,847	665

Noncash investing and financing activities:
Property and equipment acquired with debt	$413	121

See accompanying notes to consolidated financial statements.

AVIALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE 2 - STOCK-BASED COMPENSATION

We account for our stock-based compensation plans in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” and related interpretations. All options granted under our plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, no compensation cost related to these option grants is included in net earnings. We also make the appropriate disclosures as required by Statement of Financial Accounting Standards No. 123, or SFAS 123, “Accounting for Stock-Based Compensation,” and Statement of Financial Accounting Standards No. 148, or SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FAS 123.” Awards of restricted stock are valued at the market price of our common stock on the date of grant and recorded as unearned compensation within shareholders’ equity. The unearned compensation is amortized to compensation expense over the vesting period of the restricted stock.

The following table illustrates the effect on net earnings and earnings per share, or EPS, if we had applied the fair-value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Data)	2005	2004	2005	2004
Net earnings, as reported	$15,371	13,465	28,371	23,442
Deduct: Total stock-based compensation expense determined under fair-value-based method for all awards, net of related tax effects	(509)	(450)	(1,172)	(901)

Pro forma net earnings for purposes of computing basic net EPS	$14,862	13,015	27,199	22,541

Earnings per share:
Basic - as reported	$0.46	0.42	0.86	0.74
Basic - pro forma	$0.44	0.41	0.82	0.71
Diluted - as reported	$0.44	0.40	0.82	0.70
Diluted - pro forma	$0.42	0.39	0.78	0.67

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 154, or SFAS 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and FAS No. 3.” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the basis of the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS 154 effective January 1, 2006 and expect no material impact on our consolidated financial statements as a result of the adoption.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment,” which replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123.” SFAS 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense over the period during which an employee is required to provide services in exchange for the award. SFAS 123R is effective for annual periods beginning after June 15, 2005. As such, we will implement the provisions of SFAS 123R effective January 1, 2006. In 2006, we will incur compensation expense under SFAS 123R, as currently written, related to unvested options granted prior to January 1, 2006. Although we have not completed evaluating the impact the adoption of SFAS 123R will have on our future results of operations, we currently estimate the impact on an annual basis will be similar to that in our pro forma disclosures for SFAS 123 detailed in Note 2.

NOTE 4 - SEGMENT INFORMATION

The following tables present information by operating segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales	2005	2004	2005	2004
Aviall Services	$314,630	306,873	598,653	583,294
ILS	7,442	7,175	14,867	14,286

Total net sales	$322,072	314,048	613,520	597,580

Profit
Aviall Services	$31,217	22,339	57,634	42,605
ILS	2,665	2,703	5,476	5,251

Reportable segment profit	33,882	25,042	63,110	47,856
Corporate	(4,902)	(4,551)	(9,049)	(7,866)
Interest expense, net	(5,262)	(4,207)	(10,365)	(8,552)

Earnings before income taxes	$23,718	16,284	43,696	31,438

NOTE 5 - EARNINGS PER SHARE

A reconciliation of the denominator of the basic and diluted EPS calculations for net earnings follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Denominator	2005	2004	2005	2004
Weighted average common shares	33,426,831	31,954,552	33,138,712	31,849,586
Effect of dilutive securities:
Stock options	1,005,129	1,010,469	1,131,222	970,904
Restricted stock rights	250,717	323,285	244,798	313,876
Warrants	262,413	262,347	262,407	262,339

Weighted average common and dilutive potential common shares	34,945,090	33,550,653	34,777,139	33,396,705

Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net earnings by the weighted average number of common and dilutive potential common shares outstanding during the period.

NOTE 6 - INCOME TAXES

Our income tax expense for the first six months of 2005 was $15.3 million, and our effective tax rate was 35.1%. Our income tax expense for the first six months of 2004 was $8.0 million, and our effective tax rate was 25.4%. The increase in our effective tax rate from 25.4% in 2004 to 35.1% in 2005 is primarily due to the release in the first six months of 2004 of a $2.8 million valuation allowance for state tax net operating loss, or NOL, carryforwards.

NOTE 7 - INTANGIBLE ASSETS

In January 2005, we entered into a distribution agreement with GE Engine Services Distribution LLC and General Electric, or GE, whereby GE has appointed us as the exclusive worldwide distributor of unique parts for the GE CF6-50 and CF6-80A, or CF6 engines, for as long as these engines remain in service. As a result of the GE CF6 agreement, we paid $157.0 million for distribution rights which will be amortized over the estimated life of the engines.

In April 2005, we entered into two distribution agreements with Hamilton Sundstrand which give us exclusive distribution rights for Hamilton Sundstrand-built spare parts that are unique to the 60kVA family of generators, the JT8D mechanical fuel controls and the JT9D engine accessories. We paid approximately $3.8 million for these distribution rights which will be amortized over the ten-year terms of these agreements.

NOTE 8 – DEBT

On January 28, 2005, we entered into an amendment to our senior secured credit facility, or the Credit Facility, to increase the facility size, restructure the borrowing base, extend the termination date and change certain financial ratios and covenants. As of June 30, 2005, our amended Credit Facility consists of a $260.0 million revolving credit and letter of credit facility due as a balloon payment in 2008. As of June 30, 2005, we had $60.0 million of borrowings outstanding under the Credit Facility. We also maintain a Canadian $6.0 million secured revolving credit facility which had borrowings of $0.7 million outstanding as of June 30, 2005.

NOTE 9 - PENSION PLANS AND POSTRETIREMENT BENEFITS

The following table sets forth the components of net pension expense for all our plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2005	2004	2005	2004
Service cost	$736	615	1,472	1,230
Interest cost	1,028	969	2,056	1,938
Expected return on plan assets	(1,087)	(963)	(2,173)	(1,926)
Transition obligation amortization	34	35	68	70
Prior service cost amortization	1	1	2	2
Net loss recognition	297	117	594	234

Net pension expense	$1,009	774	2,019	1,548

The following table sets forth the components of net postretirement benefit income for all our plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2005	2004	2005	2004
Service cost	$—	—	—	—
Interest cost	17	23	35	45
Net amortization and deferral	(36)	(33)	(71)	(67)

Net postretirement benefit income	$(19)	(10)	(36)	(22)

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

The unaudited consolidating financial information presents the consolidating balance sheets as of June 30, 2005 and December 31, 2004, the related statements of operations for the three- and six-month periods ended June 30, 2005 and 2004 and the statements of cash flows for the six month periods ended June 30, 2005 and 2004 with separate columns for:

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

Pursuant to the terms of the Credit Facility, no subsidiary of Aviall other than Aviall Services, Inc., or Aviall Services, may pay cash dividends to Aviall, other than to fund limited repurchases or redemptions of outstanding securities. In addition, Aviall Services may pay cash dividends to Aviall for the purpose of funding (i) ordinary operating expenses and scheduled debt service, (ii) payments by Aviall of taxes in respect of Aviall and its subsidiaries, up to the amount that would be payable by Aviall Services, on a consolidated basis, if it were the taxpayer and (iii) any repurchase of the Senior Notes permitted under the terms of the Credit Facility. Additionally, the Credit Facility restricts intercompany loans made to Aviall from its direct and indirect subsidiaries, with the exception of intercompany loans made to fund limited repurchases or redemptions of outstanding securities and loans made by Aviall Services to fund required payments under the Senior Notes. The net assets of consolidating subsidiaries subject to these restrictions were $718.2 million and $714.8 million at June 30, 2005 and December 31, 2004, respectively.

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2005
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	302,277	37,280	(17,485)	322,072
Cost of sales	—	248,393	30,735	(17,485)	261,643

Gross profit	—	53,884	6,545	—	60,429
Selling and administrative expense	—	26,974	4,475	—	31,449

Operating income	—	26,910	2,070	—	28,980
Interest expense (income)	(4,645)	9,810	97	—	5,262
Equity in (earnings) loss of subsidiaries	(12,409)	(1,102)	—	13,511	—

Earnings (loss) before income taxes	17,054	18,202	1,973	(13,511)	23,718
Provision for income taxes	1,683	5,793	871	—	8,347

Net earnings (loss)	$15,371	12,409	1,102	(13,511)	15,371

CONSOLIDATED STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2005
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	574,574	72,573	(33,627)	613,520
Cost of sales	—	474,047	59,504	(33,627)	499,924

Gross profit	—	100,527	13,069	—	113,596
Selling and administrative expense	—	50,820	8,715	—	59,535

Operating income	—	49,707	4,354	—	54,061
Interest expense (income)	(9,290)	19,492	163	—	10,365
Equity in (earnings) loss of subsidiaries	(22,446)	(3,083)	—	25,529	—

Earnings (loss) before income taxes	31,736	33,298	4,191	(25,529)	43,696
Provision for income taxes	3,365	10,852	1,108	—	15,325

Net earnings (loss)	$28,371	22,446	3,083	(25,529)	28,371

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2004
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	296,237	32,875	(15,064)	314,048
Cost of sales	—	252,273	26,695	(15,064)	263,904

Gross profit	—	43,964	6,180	—	50,144
Selling and administrative expense	—	25,635	4,018	—	29,653

Operating income	—	18,329	2,162	—	20,491
Interest expense (income)	(4,246)	8,386	67	—	4,207
Equity in (earnings) loss of subsidiaries	(10,756)	(1,486)	—	12,242	—

Earnings (loss) before income taxes	15,002	11,429	2,095	(12,242)	16,284
Provision for income taxes	1,537	673	609	—	2,819

Net earnings (loss)	$13,465	10,756	1,486	(12,242)	13,465

CONSOLIDATED STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2004
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	564,422	64,429	(31,271)	597,580
Cost of sales	—	479,533	52,076	(31,271)	500,338

Gross profit	—	84,889	12,353	—	97,242
Selling and administrative expense	—	49,927	7,325	—	57,252

Operating income	—	34,962	5,028	—	39,990
Interest expense (income)	(8,489)	16,883	158	—	8,552
Equity in (earnings) loss of subsidiaries	(18,026)	(3,523)	—	21,549	—

Earnings (loss) before income taxes	26,515	21,602	4,870	(21,549)	31,438
Provision for income taxes	3,073	3,576	1,347	—	7,996

Net earnings (loss)	$23,442	18,026	3,523	(21,549)	23,442

CONSOLIDATED BALANCE SHEET

	June 30, 2005
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$(19)	31,837	4,067	—	35,885
Receivables, net	—	146,362	26,083	—	172,445
Inventories	—	329,377	14,290	—	343,667
Prepaid expenses and other current assets	—	3,600	224	—	3,824
Deferred income taxes	—	29,773	22	—	29,795

Total current assets	(19)	540,949	44,686	—	585,616

Property and equipment	—	34,532	572	—	35,104
Investment in subsidiaries	766,233	37,367	—	(803,600)	—
Intercompany receivables	—	190,016	—	(190,016)	—
Goodwill	—	44,904	1,939	—	46,843
Intangible assets	—	200,991	—	—	200,991
Deferred income taxes	—	2,816	410	—	3,226
Other assets	5,998	6,458	4	—	12,460

Total assets	$772,212	1,058,033	47,611	(993,616)	884,240

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	1,145	12	—	1,157
Revolving line of credit	—	60,000	661	—	60,661
Cash overdrafts due to outstanding checks	4	11,039	258	—	11,301
Accounts payable	—	161,599	1,116	—	162,715
Accrued expenses	11,022	36,662	4,008	—	51,692

Total current liabilities	11,026	270,445	6,055	—	287,526

Long-term debt	200,000	1,663	34	—	201,697
Intercompany payables	171,989	—	18,027	(190,016)	—
Other liabilities	—	5,820	—	—	5,820
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity
Common stock	360	33	7,542	(7,575)	360
Additional paid-in capital	458,810	867,597	9,919	(877,516)	458,810
Retained earnings (accumulated deficit)	(33,759)	(81,147)	6,034	75,113	(33,759)
Treasury stock, at cost	(28,589)	—	—	—	(28,589)
Unearned compensation - restricted stock	(1,247)	—	—	—	(1,247)
Accumulated other comprehensive (loss) income	(6,378)	(6,378)	—	6,378	(6,378)

Total shareholders’ equity	389,197	780,105	23,495	(803,600)	389,197

Total liabilities and shareholders’ equity	$772,212	1,058,033	47,611	(993,616)	884,240

CONSOLIDATED BALANCE SHEET

	December 31, 2004
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$(35)	83,002	8,665	—	91,632
Receivables, net	—	116,938	27,149	—	144,087
Inventories	—	315,298	12,831	—	328,129
Prepaid expenses and other current assets	—	2,824	129	—	2,953
Deferred income taxes	—	40,410	22	—	40,432

Total current assets	(35)	558,472	48,796	—	607,233

Property and equipment	—	33,318	611	—	33,929
Investment in subsidiaries	764,005	34,284	—	(798,289)	—
Intercompany receivables	—	235,007	—	(235,007)	—
Goodwill	—	44,904	1,939	—	46,843
Intangible assets	—	46,525	—	—	46,525
Deferred income taxes	—	2,816	413	—	3,229
Other assets	6,498	5,214	5	—	11,717

Total assets	$770,468	960,540	51,764	(1,033,296)	749,476

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	1,429	11	—	1,440
Revolving line of credit	—	—	—	—	—
Cash overdrafts due to outstanding checks	4	42,969	50	—	43,023
Accounts payable	—	97,368	1,261	—	98,629
Accrued expenses	7,723	35,827	3,191	—	46,741

Total current liabilities	7,727	177,593	4,513	—	189,833

Long-term debt	200,000	1,981	9	—	201,990
Intercompany payables	213,740	—	21,267	(235,007)	—
Other liabilities	—	8,652	—	—	8,652
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity
Common stock	346	33	7,542	(7,575)	346
Additional paid-in capital	447,060	862,357	9,918	(872,275)	447,060
Retained earnings (accumulated deficit)	(62,130)	(83,698)	8,515	75,183	(62,130)
Treasury stock, at cost	(28,218)	—	—	—	(28,218)
Unearned compensation - restricted stock	(1,679)	—	—	—	(1,679)
Accumulated other comprehensive (loss) income	(6,378)	(6,378)	—	6,378	(6,378)

Total shareholders’ equity	349,001	772,314	25,975	(798,289)	349,001

Total liabilities and shareholders’ equity	$770,468	960,540	51,764	(1,033,296)	749,476

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2005
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net earnings (loss)	$28,371	22,446	3,083	(25,529)	28,371
Depreciation and amortization	500	11,367	116	—	11,983
Deferred income taxes	—	10,635	—	—	10,635
Compensation expense on restricted stock awards	432	—	—	—	432
Changes in:
Receivables, net	—	(29,424)	1,066	—	(28,358)
Inventories	—	(14,079)	(1,459)	—	(15,538)
Intercompany receivables and payables	(21,533)	30,337	(8,804)	—	—
Accounts payable	—	64,231	(145)	—	64,086
Accrued expenses	3,299	835	817	—	4,951
Other, net	—	(3,476)	(128)	—	(3,604)

Net cash provided by (used for) operating activities	11,069	92,872	(5,454)	(25,529)	72,958

Investing activities:
Capital expenditures	—	(5,615)	(23)	—	(5,638)
Purchase of distribution rights	—	(160,846)	—	—	(160,846)
Investment in subsidiaries	(22,446)	(3,083)	—	25,529	—
Sales of property, plant and equipment	—	344	33	—	377

Net cash provided by (used for) investing activities	(22,446)	(169,200)	10	25,529	(166,107)

Financing activities:
Debt issue costs paid	—	(1,898)	—	—	(1,898)
Issuance of common stock	11,764	—	—	—	11,764
Purchase of treasury stock	(371)	—	—	—	(371)
Net change in revolving credit facility	—	60,000	661	—	60,661
Cash overdrafts due to outstanding checks	—	(31,930)	208	—	(31,722)
Debt proceeds		62			62
Debt repaid	—	(1,071)	(23)	—	(1,094)

Net cash provided by financing activities	11,393	25,163	846	—	37,402

Change in cash and cash equivalents	16	(51,165)	(4,598)	—	(55,747)
Cash and cash equivalents, beginning of period	(35)	83,002	8,665	—	91,632

Cash and cash equivalents, end of period	$(19)	31,837	4,067	—	35,885

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2004
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net earnings (loss)	$23,442	18,026	3,523	(21,549)	23,442
Depreciation and amortization	508	8,025	141	—	8,674
Deferred income taxes	—	6,439	(3)	—	6,436
Compensation expense on restricted stock awards	331	—	—	—	331
Changes in:
Receivables, net	—	(25,036)	(2,128)	—	(27,164)
Inventories	—	33,312	(838)	—	32,474
Intercompany receivables and payables	(19,039)	17,318	1,721	—	—
Accounts payable	(34)	5,568	368	—	5,902
Accrued expenses	7,625	2,181	2,018	—	11,824
Other, net	3,072	(4,956)	22	—	(1,862)

Net cash provided by (used for) operating activities	15,905	60,877	4,824	(21,549)	60,057

Investing activities:
Capital expenditures	—	(4,378)	(12)	—	(4,390)
Purchase of distribution rights	—	(800)	—	—	(800)
Investment in subsidiaries	(18,026)	(3,523)	—	21,549	—
Sales of property, plant and equipment	—	5	—	—	5

Net cash provided by (used for) investing activities	(18,026)	(8,696)	(12)	21,549	(5,185)

Financing activities:
Debt issue costs paid	(130)	(606)	—	—	(736)
Issuance of common stock	2,627	—	—	—	2,627
Purchase of treasury stock	(351)	—	—	—	(351)
Net change in revolving credit facility	—	—	(142)	—	(142)
Cash overdrafts due to outstanding checks	1	(36,510)	(42)	—	(36,551)
Debt repaid	—	(1,756)	(6)	—	(1,762)

Net cash provided by (used for) financing activities	2,147	(38,872)	(190)	—	(36,915)

Change in cash and cash equivalents	26	13,309	4,622	—	17,957
Cash and cash equivalents, beginning of period	—	21,187	2,237	—	23,424

Cash and cash equivalents, end of period	$26	34,496	6,859	—	41,381

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are the largest independent global provider of new parts, supply-chain management and other related value-added services to the aerospace aftermarket. The aerospace aftermarket consists of parts needed for the scheduled and unscheduled maintenance, repair and modification of aircraft and engines already in use but does not include parts used in the construction of new aircraft or engines. We serve this market through our two wholly owned subsidiaries, Aviall Services, Inc., or Aviall Services, and Inventory Locator Service, LLC, or ILS. Aviall Services provides new parts and related supply-chain management services to the aerospace industry, and ILS operates electronic marketplaces for buying and selling parts, equipment and services for the global aerospace, defense and marine industries.

Aviall Services purchases a broad range of new parts, components and supplies from original equipment manufacturers, or OEMs, and resells them to its customers. As of December 31, 2004, Aviall Services purchased new parts, components and supplies from over 220 OEMs, including in some cases several business units within such manufacturers, and resold them to over 18,500 government/military, general aviation/corporate and commercial airline customers, including over 300 airlines. Aviall Services also provides value-added services to our customers and suppliers, such as repair services, supply-chain management services and information-gathering and delivery services.

ILS operates electronic marketplaces for buying and selling parts, equipment and services for the global aerospace, defense and marine industries. As of December 31, 2004, ILS had more than 14,000 users in more than 85 countries, ILS’s electronic marketplaces contained more than 55 million line items representing over five billion parts for sale and ILS also maintained databases of over 119 million cross-referenced United States, or U.S., government records, allowing users to research manufacturers and prices for specific parts, locate alternate parts, find additional uses and markets for parts and review U.S. government procurement histories.

Our second quarter 2005 net earnings of $15.4 million, or $0.44 diluted earnings per share, increased 14.1% compared to net earnings of $13.5 million, or $0.40 diluted earnings per share, in the second quarter of 2004. Our operating income in the second quarter of 2005 was $29.0 million, an increase of $8.5 million or 41.4%, from the same quarter in 2004. These results were driven primarily by the addition of commissions received from General Electric, or GE, for the sales of unique parts of GE CF6-50 and CF6-80A, or CF6 engines, which commenced in February 2005. During the GE transition period, Aviall Services recorded only commissions, and not net sales, on parts directly shipped by GE. On July 18, 2005, Aviall Services began shipping CF6 engine parts and began recording net sales from these parts. In the second quarter of 2005, our selling and administrative expense increased only $1.8 million compared to the second quarter of 2004 largely due to year-over-year higher salary and benefit expenses. This continues our strategy of increasing revenues using proportionately less selling and administrative expense. However, because we did not recognize the full sales amount from direct GE shipments to customers during the GE transition period but did increase expense in preparation for assuming our responsibilities for GE shipments in July 2005, our selling and administrative expense as a percentage of sales increased to 9.8% from 9.4% in the second quarter of 2004.

We saw little change in market conditions during the second quarter of 2005. The combination of record high fuel costs, the slowing economic growth in many regions and the uncertain future being faced by many of our airline customers and some general aviation aircraft operators have combined to make our future performance and opportunities less certain. However, we believe these conditions also continue to support the need for the services offered by Aviall Services and ILS, which we believe is the principal reason for Aviall’s improved results in 2004 and into 2005.

Our future strategy will continue to focus on the acquisition of new long-term supplier contracts as well as adding other traditional supplier relationships, delivering superior customer service and investing in technology and infrastructure to increase supplier and customer efficiencies. We will also continue to evaluate potential strategic acquisitions and changes to our capital structure. We believe our ability to grow at a pace similar to that which we have experienced since 2000 will depend on the award of one or a series of new long-term supplier contracts, the expansion of our traditional supplier base and product offerings and/or completion of a strategic acquisition. The timing and length of the process to procure new long-term agreements or relationships or a strategic acquisition is unpredictable. We are currently actively pursuing a number of opportunities for additional growth, including possible significant, new long-term supplier agreements. No assurance can be given that we will be able to procure any such new arrangements. To the extent we do secure any such relationship, the economies of scale derived from recent contracts may not be indicative of our future results, particularly in the early stages of new contract implementation. As an example of the implementation of this strategy, we announced in April 2005 the signing of an agreement with NetJets Services, Inc., or NetJets, to assume the supply chain management of spare parts for the maintenance, repair and operation of their fleet. This agreement is a complex supply-chain management services contract designed to simplify logistics and lower NetJets’ overall operating costs.

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

Results of Operations-Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Net Sales. Net sales for Aviall Services were $314.6 million, an increase of $7.7 million or 2.5%, from the $306.9 million recorded in the second quarter of 2004.

The following table presents sales for Aviall Services in each of its geographic regions and in all market sectors (amounts in millions):

	Amount of Increase/ (Decrease)	Percentage Increase/ (Decrease)
Geographic region:
Americas	$5.3	2.1%
Europe	$5.1	26.5%
Asia-Pacific	$(2.7)	(7.7)%

Market sector:
General aviation/corporate	$7.9	11.0%
Commercial airline	$5.1	6.9%
Government/military/other	$(5.3)	(3.3)%

Sales in the general aviation/corporate sector increased because of additional flight activity tempered by the effect of high fuel prices. Sales in the commercial airline sector increased primarily due to the addition of GE CF6 engine parts sales commissions, which commenced in February 2005, and slightly stronger sales volumes in the sector. Sales in the government/military sector decreased slightly. Aggregate sales of products supplied by Rolls-Royce and Honeywell pursuant to exclusive contracts were $203.1 million and $206.8 million in the second quarter of 2005 and 2004, respectively.

Net sales for ILS were $7.4 million, an increase of $0.3 million or 3.7%, compared to the second quarter of 2004.

Gross Profit. Gross profit of $60.4 million increased $10.3 million or 20.5% in the second quarter of 2005 compared to $50.1 million in the second quarter of 2004. Gross profit as a percentage of net sales was 18.8% in the second quarter of 2005 as compared to 16.0% in the second quarter of 2004. The increased gross profit percentage was due to the addition of GE CF6 engine parts sales commissions, which commenced in February 2005. During the GE transition period, we recorded only commissions, and not net sales, on parts directly shipped by GE.

Selling and Administrative Expense. Selling and administrative expense increased $1.8 million to $31.4 million in the first quarter of 2005 and increased as a percentage of net sales to 9.8% from 9.4% in the second quarter of 2004. Selling and administrative expense increased primarily as a result of higher salary and benefit expenses.

Interest Expense. Interest expense increased $1.1 million to $5.3 million in the second quarter of 2005 from $4.2 million in the second quarter of 2004. Noncash interest expense amounted to $0.5 million and $0.4 million in 2005 and 2004, respectively. Our net interest expense increased primarily due to higher borrowings, at higher effective interest rates, outstanding under our senior secured credit facility, or the Credit Facility, which had a balance of $60.0 million at June 30, 2005.

Provision for Income Taxes. Our income tax expense for the second quarter of 2005 was $8.3 million, and our effective tax rate was 35.2%. Our income tax expense for the second quarter of 2004 was $2.8 million, and our effective tax rate was 17.3%. The increase in our effective tax rate from 17.3% in 2004 to 35.2% in 2005 is primarily due to the release in the second quarter of 2004 of a $2.8 million valuation allowance for state tax net operating loss, or NOL, carryforwards.

Actual cash payments made for federal, state and foreign income taxes were $1.2 million and $0.9 million in the second quarter of 2005 and 2004, respectively. Our cash income tax expense is primarily comprised of Alternative Minimum Tax and foreign taxes on our foreign operations. Our cash income tax expense continues to be substantially lower than the U.S. federal statutory rate through the use of our U.S. federal NOL carryforward.

Results of Operations-Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net Sales. Net sales for Aviall Services were $598.7 million, an increase of $15.4 million or 2.6%, from the $583.3 million recorded in the first six months of 2004.

The following table presents sales for Aviall Services in each of its geographic regions and in all market sectors (amounts in millions):

	Amount of Increase/ (Decrease)	Percentage Increase/ (Decrease)
Geographic region:
Europe	$10.7	27.2%
Americas	$4.6	1.0%
Asia-Pacific	$0.1	0.1%

Market sector:
Commercial airline	$13.6	9.8%
General aviation/corporate	$9.8	7.0%
Government/military/other	$(8.0)	(2.6)%

Sales in the commercial airline sector increased primarily due to the addition of GE CF6 engine parts sales commissions, which commenced in February 2005, and slightly stronger sales volumes in the sector. Sales in the general aviation/corporate sector increased because of additional flight activity tempered by the effect of high fuel prices. Sales in the government/military sector decreased slightly. Aggregate sales of products supplied by Rolls-Royce and Honeywell pursuant to exclusive contracts were $383.4 million and $392.7 million in the first six months of 2005 and 2004, respectively.

Net sales for ILS were $14.9 million, an increase of $0.6 million or 4.1%, from the $14.3 million recorded in the first six months of 2004.

Gross Profit. Gross profit of $113.6 million increased $16.4 million or 16.8% in the first six months of 2005 compared to $97.2 million in the first six months of 2004. Gross profit as a percentage of net sales was 18.5% in the first six months of 2005 as compared to 16.3% in the first six months of 2004. The increased gross profit percentage was due to the addition of GE CF6 engine parts sales commissions, which commenced in February 2005. During the GE transition period, we recorded only commissions, and not net sales, on parts directly shipped by GE.

Selling and Administrative Expense. Selling and administrative expense increased $2.3 million to $59.5 million in the first six months of 2005 and slightly increased as a percentage of net sales to 9.7% from 9.6% in the first six months of 2004. Selling and administrative expense increased largely as a result of higher salary and benefit expenses offset by lower bad debt expense.

Interest Expense. Interest expense increased $1.8 million to $10.4 million in the first six months of 2005 from $8.6 million in the first six months of 2004. Noncash interest expense amounted to $0.9 million and $0.8 million in 2005 and 2004, respectively. Our net interest expense increased primarily due to borrowings related to the initial funding of the GE CF6 agreement and the continued borrowings outstanding under the Credit Facility, which had a balance of $60.0 million at June 30, 2005.

Provision for Income Taxes. Our income tax expense for the first six months of 2005 was $15.3 million, and our effective tax rate was 35.1%. Our income tax expense for the first six months of 2004 was $8.0 million, and our effective tax rate was 25.4%. The increase in our effective tax rate from 25.4% in 2004 to 35.1% in 2005 is primarily due to the release in the first six months of 2004 of a $2.8 million valuation allowance for state tax NOL carryforwards.

Actual cash payments made for federal, state and foreign income taxes were $1.8 million and $0.7 million in the first six months of 2005 and 2004, respectively. Our cash income tax expense is primarily comprised of Alternative Minimum Tax and foreign taxes on our foreign operations. Our cash income tax expense continues to be substantially lower than the U.S. federal statutory rate through the use of our U.S. federal NOL carryforward.

Liquidity and Capital Resources

Cash Flow. Net cash flow provided by operations was $73.0 million in the first six months of 2005 compared to $60.1 million in the first six months of 2004. The $12.9 million increase in cash provided by operating activities in 2005 compared to the same period in 2004 resulted from an unusually high June 30, 2005 ending accounts payable balance due to the timing of month end settlements with our suppliers and increased cash earnings in 2005, partially offset by higher inventory levels at June 30, 2005. Aviall Services’ inventory turns improved from 3.2 turns in December 2004 to 3.6 turns in June 2005 due to the increased sales volumes in the second quarter of 2005. The days’ sales outstanding for Aviall’s receivables decreased from 51 days at December 31, 2004 to 46 days at June 30, 2005 due to the increased sales volume in the second quarter of 2005.

Capital expenditures were $6.1 million in the first six months of 2005, including $0.4 million for noncash capital expenditures, compared to $4.5 million in the first six months of 2004, including $0.1 million for noncash capital expenditures. Capital spending in both 2005 and 2004 was primarily for upgrades to Aviall Services’ enterprise resource planning software, computer hardware and operations infrastructure. During the second quarter of 2005, we successfully upgraded our enterprise resource planning system with no disruptions to our business. This was our largest capital expenditure item over the last two years, with an aggregate cost of approximately $6.9 million. We expect to make capital expenditures, including noncash capital amounts, totaling between $12.0 million and $15.7 million in 2005. These projects include upgrades and enhancements associated with both our systems and operations infrastructure at Aviall Services and ILS. We review our capital expenditure program periodically and modify it as required to meet current business needs. Under the Credit Facility, our 2005 capital expenditure limit is approximately $17.2 million, comprised of a $12.0 million limit for 2005 plus $5.2 million of carryover amounts from prior years.

In January 2005, we entered into a distribution agreement with GE Engine Services Distribution LLC and GE, whereby GE has appointed us as the exclusive worldwide distributor of unique parts for the CF6 engines for as long as these engines remain in service. In April 2005, we entered into two distribution agreements with Hamilton Sundstrand which give us exclusive distribution rights for Hamilton Sundstrand-built spare parts that are unique to the 60kVA family of generators, the JT8D mechanical fuel controls and the JT9D engine accessories. We paid approximately $160.8 million for the GE and Hamilton Sundstrand distribution rights.

Variable Working Capital (see definition below) decreased $20.2 million in the first six months of 2005 as compared to a decrease of $11.2 million in the first six months of 2004. In 2005, we invested $166.1 million in net capital expenditures and distribution rights as compared to $5.2 million in 2004. The combined cash used in the first six months of 2005 of $93.1 million by both operating and investing activities was funded by $11.8 million received for common stock issued pursuant to the exercise of employee stock options, $60.7 million of net borrowings under our revolving credit facilities and a portion of the $91.6 million of cash on hand at the beginning of 2005. In addition, our cash overdraft position decreased $31.7 million in the first six months of 2005. As a result, our cash balance decreased by $55.7 million.

By way of comparison, the combined cash provided in the first six months of 2004 of $54.9 million for both operating and investing activities together with the $2.6 million received for common stock issued pursuant to the exercise of employee stock options was primarily used to fund the $36.6 million decrease in our cash overdraft position. As a result, our cash balance increased by $18.0 million. Overdraft positions arise when we settle our accounts payable by issuing checks at month end, and the recipients of these checks have not presented them to our banks for payment before period end. We classify these overdraft positions as a separate current liability in our accompanying consolidated balance sheet because no right of offset exists against other cash accounts within the same bank. Generally accepted accounting principles, or GAAP, treat these amounts similar to debt in the statement of cash flows by presenting cash overdrafts as a financing activity. We expect to continue large month end settlements with our major suppliers, but the overdrafts will change in accordance with the fluctuating amounts of products shipped to us from time to time.

Assuming our current level of internal growth, profitability, and the present relationship between increased revenues, Variable Working Capital requirements and our annual capital expenditures, we expect to generate strong positive cash flows from operations, although these may be offset from time to time by overdraft obligations and increases in Variable Working Capital, particularly when our business is growing. Assuming the foregoing, we project cash flow in 2005 for operating activities will exceed $50.0 million. Our cash flow from operating activities also depends on the timing of the delivery and payment for inventory as discussed above. In some months, we receive much larger deliveries than the average of the preceding several months. These larger deliveries can significantly alter our cash flow for that month and on a cumulative basis for both the quarter and the fiscal year to date.

In 2005, we expect to fund our internal growth and any related capital expenditures out of cash flow from operations and borrowings under the Credit Facility. If we are awarded one or more additional long-term supplier agreements in 2005 that require significant investments in distribution rights and inventory, we may be required to increase availability and borrow significant amounts under the Credit Facility, or we may be required to sell debt, equity or other securities under our shelf registration statement or otherwise to fund the costs associated with the investment. Likewise, if we enter into a strategic acquisition or if our current projections prove to be inaccurate in 2005, we may be required to borrow significant amounts under the Credit Facility or to sell securities.

The following table presents a reconciliation of our Variable Working Capital to working capital for the periods presented:

(In Thousands)	June 30, 2005	December 31, 2004	June 30, 2004	December 31, 2003
Receivables, net	$172,445	144,087	166,443	139,279
Plus: Inventories	343,667	328,129	295,386	327,860
Less: Accounts payable	(162,715)	(98,629)	(100,725)	(94,822)

Variable Working Capital	353,397	373,587	361,104	372,317

Plus:
Cash and cash equivalents	35,885	91,632	41,381	23,424
Prepaid expenses and other current assets	3,824	2,953	3,701	2,501
Deferred income taxes	29,795	40,432	19,075	19,075
Less:
Current portion of long-term debt	(1,157)	(1,440)	(2,495)	(3,293)
Cash overdrafts due to outstanding checks	(11,301)	(43,023)	(7,063)	(43,615)
Revolving line of credit	(60,661)	—	(367)	(509)
Accrued expenses	(51,692)	(46,741)	(51,391)	(39,567)

Working capital	$298,090	417,400	363,945	330,333

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

Senior Unsecured Debt. We have $200.0 million of senior unsecured notes, or the Senior Notes, outstanding. The Senior Notes bear interest at 7.625% per annum and mature on July 1, 2011, unless previously redeemed at our option. We may redeem some or all of the Senior Notes at specified redemption prices at any time after July 1, 2007. In addition, prior to July 1, 2006, we may redeem up to 35% of the Senior Notes from the proceeds of qualifying equity offerings.

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

Senior Secured Debt. The Credit Facility consists of a $260.0 million revolving credit and letter of credit facility due as a balloon payment in 2008, with availability determined by reference to a borrowing base calculated using our eligible accounts receivable and inventory and after deducting reserves required by the lenders. As of June 30, 2005, we had $60.0 million of borrowings outstanding under the Credit Facility and had issued letters of credit for $0.9 million. In addition, we had $188.0 million available for additional borrowings under the Credit Facility and our borrowing base was $248.9 million. As of June 30, 2005, borrowings under the Credit Facility bear interest based upon either: (1) a Eurodollar Rate plus an applicable margin ranging from 1.5% to 2.5% depending upon our financial ratios, or (2) a Base Rate plus an applicable margin ranging from 0.5% to 1.5% depending upon the same financial ratios. We expect to utilize both of these interest rate options during 2005. As of June 30, 2005, the weighted average interest rate on the Credit Facility was 5.20%. An annual commitment fee of 0.5% is payable monthly in arrears on the daily unused portion of the Credit Facility. Obligations under the Credit Facility are collateralized by substantially all of our domestic assets and 65% of the stock of certain of our foreign subsidiaries. The Credit Facility also contains default clauses that permit the acceleration of all amounts due following an event of default at the discretion of the lenders, and lock-box provisions that apply our cash collections to outstanding borrowings. Based on the terms of the Credit Facility and pursuant to EITF Issue No. 95-22, “Balance Sheet Classification of Revolving Credit Agreement Obligations Involving Lock-Box Arrangements,” we classify amounts outstanding under the Credit Facility, if any, as current.

We also maintain a Canadian $6.0 million secured revolving credit facility, or the Canadian Revolver. As of June 30, 2005, we had borrowings of $0.7 million outstanding under the Canadian Revolver.

Debt Covenants. The Credit Facility contains various restrictive operating and financial covenants, including several that are based on earnings before interest, taxes, depreciation, amortization, extraordinary gains or losses, and one-time items, or Adjusted EBITDA. We must comply with a maximum leverage ratio covenant that measures the ratio of our outstanding debt to our Adjusted EBITDA for the trailing four quarters. We must maintain a maximum leverage ratio of: 4.50 to 1 for the fiscal quarters ending on or before June 30, 2005; 4.00 to 1 for the fiscal quarter ending September 30, 2005; 3.50 to 1 for the fiscal quarter ending December 31, 2005; and 3.25 to 1 for the fiscal quarters ending on or after March 31, 2006. This maximum leverage ratio covenant was 4.50 to 1 at June 30, 2005. We must also comply with a minimum interest coverage ratio covenant that measures the ratio of our Adjusted EBITDA for the trailing four quarters to our interest expense during the trailing four quarters. The minimum interest coverage ratio covenant was 3.50 to 1 at June 30, 2005 and will remain at that level for all periods thereafter. Furthermore, we must maintain a tangible net worth of not less than $205.8 million plus 75% of the cumulative consolidated net income for each fiscal quarter ending on or after June 30, 2004. As of June 30, 2005, the required tangible net worth was $252.0 million. We are permitted to make capital expenditures under the Credit Facility in any fiscal year up to $12.0 million, plus any unused carryover of up to $10.0 million from prior years. As a result, we must limit our capital expenditures in 2005 to no more than $17.2 million, which includes $5.2 million of allowed carryover spending from prior years.

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

The following table presents a reconciliation of our EBITDA and Adjusted EBITDA, as defined in the Credit Facility, to net earnings for the trailing four quarters ended June 30, 2005:

(In Thousands)	Third Quarter 2004	Fourth Quarter 2004	First Quarter 2005	Second Quarter 2005	Total
Net earnings	$10,021	9,706	13,000	15,371	48,098
Plus:
Income tax expense	3,961	4,472	6,978	8,347	23,758
Interest expense	4,169	4,021	5,103	5,262	18,555
Depreciation and amortization expense	4,020	3,736	4,876	6,114	18,746

EBITDA	22,171	21,935	29,957	35,094	109,157
Noncash (gains) losses	(490)	(110)	(78)	112	(566)

Adjusted EBITDA	$21,681	21,825	29,879	35,206	108,591

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

Contractual Obligations. As of June 30, 2005, there have been no material changes in our contractual obligations as set forth in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2004.

New Accounting Pronouncements. In June 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No, 154, or SFAS 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and FAS No. 3.” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the basis of the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS 154 effective January 1, 2006 and expect no material impact on our consolidated financial statements as a result of the adoption.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment,” which replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123.” SFAS 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense over the period during which an employee is required to provide services in exchange for the award. SFAS 123R is effective for annual periods beginning after June 15, 2005. As such, we will implement the provisions of SFAS 123R effective January 1, 2006. We are in the process of evaluating the three allowable methods of transition to SFAS 123R but have not yet determined which method will be used. In 2006, we will incur compensation expense under SFAS 123R, as currently written, related to unvested options granted prior to January 1, 2006. Although we have not completed evaluating the impact the adoption of SFAS 123R will have on our future results of operations, we currently estimate the impact on an annual basis will be similar to that in our pro forma disclosures for SFAS 123 detailed in Note 2 as set forth in our accompanying consolidated financial statements.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and foreign exchange rates. From time to time, we have used financial instruments to offset these risks. These financial instruments are not used for trading or speculative purposes. We did not experience any significant changes in market risk during the first six months of 2005. Our market risk is described in more detail in “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

There were no changes to our internal control over financial reporting during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Not applicable.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders

We held our 2005 Annual Meeting of Stockholders on June 9, 2005. The three matters voted upon at that meeting and the votes recorded were as follows:

(1)	The election of Richard J. Schnieders, Bruce N. Whitman, Allan M. Holt and Chris A. Davis to serve as directors for a term expiring at our 2008 Annual Meeting of Stockholders.

Nominee	Votes For	Votes Withheld
Richard J. Schnieders	31,589,196	534,990
Bruce N. Whitman	31,508,426	615,759
Allan M. Holt	31,189,353	934,833
Chris A. Davis	23,003,730	9,120,456

In addition, the terms of office as a director of Donald R. Muzyka, Jonathan M. Schofield, Peter J. Clare, Alberto F. Fernández, Paul E. Fulchino and Arthur E. Wegner continued after the meeting.

(2)	The approval of an amendment to the Aviall, Inc. Amended and Restated 1998 Directors Stock Plan to change the grant date for the issuance of shares of restricted common stock and options to January 26th of each calendar year.

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
27,090,322	1,156,356	179,227	3,698,281

(3)	The approval of the Management Incentive Plan.

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
30,620,289	1,319,618	184,279	0

Item 5: Other Information

Not applicable.

Item 6: Exhibits

10.1	Amendment Number Four to the Aviall, Inc. Amended and Restated 1998 Directors Stock Plan, dated as of June 14, 2005

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIALL, INC.

July 28, 2005	By:	/s/ Colin M. Cohen
Colin M. Cohen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Amendment Number Four to the Aviall, Inc. Amended and Restated 1998 Directors Stock Plan, dated as of June 14, 2005

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002