Form 10-Q
period 2005-09-30
AVIALL INC
filed 2005-11-03
CIK 701650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, par value $0.01 per share, outstanding at October 24, 2005 was 34,078,586.

PART 1 – FINANCIAL INFORMATION

Item 1: Financial Statements

AVIALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$333,741	294,707	947,261	892,287
Cost of sales	277,173	247,772	777,097	748,110

Gross profit	56,568	46,935	170,164	144,177
Selling and administrative expense	31,070	28,784	90,605	86,036

Operating income	25,498	18,151	79,559	58,141
Interest expense, net	5,277	4,169	15,642	12,721

Earnings before income taxes	20,221	13,982	63,917	45,420
Provision for income taxes	5,959	3,961	21,284	11,957

Net earnings	$14,262	10,021	42,633	33,463

Basic net earnings per share	$0.42	0.31	1.28	1.05
Weighted average common shares	33,754,488	32,105,401	33,346,225	31,913,426

Diluted net earnings per share	$0.41	0.30	1.22	1.00
Weighted average common and potentially dilutive common shares	35,141,449	33,820,849	34,900,831	33,516,655

See accompanying notes to consolidated financial statements.

AVIALL, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	September 30, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$5,978	91,632
Receivables, net	177,097	144,087
Inventories	352,643	328,129
Prepaid expenses and other current assets	3,970	2,953
Deferred income taxes	22,118	40,432

Total current assets	561,806	607,233

Property and equipment, net	35,032	33,929
Goodwill	46,843	46,843
Intangible assets	197,249	46,525
Deferred income taxes	3,223	3,229
Other assets	11,881	11,717

Total assets	$856,034	749,476

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,051	1,440
Revolving line of credit	43,052	—
Cash overdrafts due to outstanding checks	34,962	43,023
Accounts payable	123,839	98,629
Accrued expenses	40,132	46,741

Total current liabilities	243,036	189,833

Long-term debt	200,458	201,990
Other liabilities	6,751	8,652
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock ($0.01 par value per share, 80,000,000 shares authorized; 36,128,997 shares and 34,582,746 shares issued at September 30, 2005 and December 31, 2004, respectively)	361	346
Additional paid-in capital	460,939	447,060
Accumulated deficit	(19,497)	(62,130)
Treasury stock, at cost (2,050,411 shares and 2,035,124 shares at September 30, 2005 and December 31, 2004, respectively)	(28,589)	(28,218)
Unearned compensation - restricted stock	(1,047)	(1,679)
Accumulated other comprehensive loss	(6,378)	(6,378)

Total shareholders’ equity	405,789	349,001

Total liabilities and shareholders’ equity	$856,034	749,476

See accompanying notes to consolidated financial statements.

AVIALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Net earnings	$42,633	33,463
Depreciation and amortization	18,764	13,200
Deferred income taxes	18,383	9,702
Compensation expense on restricted stock awards	632	510
Changes in:
Receivables, net	(33,010)	(15,863)
Inventories	(24,514)	33,751
Accounts payable	25,210	10,440
Accrued expenses	(5,981)	(735)
Other, net	(3,638)	982

Net cash provided by operating activities	38,479	85,450

Investing activities:
Purchase of distribution rights	(160,878)	(1,339)
Capital expenditures	(8,077)	(6,866)
Sales of property, plant and equipment	377	113

Net cash used for investing activities	(168,578)	(8,092)

Financing activities:
Net change in revolving credit facility	43,052	(509)
Issuance of common stock	13,098	4,069
Cash overdrafts due to outstanding checks	(8,061)	(36,539)
Debt issuance cost paid	(1,898)	(752)
Debt repaid	(1,437)	(2,671)
Purchase of treasury stock	(371)	(351)
Debt proceeds	62	—

Net cash provided by (used for) financing activities	44,445	(36,753)

Change in cash and cash equivalents	(85,654)	40,605
Cash and cash equivalents, beginning of period	91,632	23,424

Cash and cash equivalents, end of period	$5,978	64,029

Cash paid for interest and income taxes:
Interest	$17,374	7,831
Income taxes	$3,029	1,420

Noncash investing and financing activities:
Property and equipment acquired with debt	$413	121

See accompanying notes to consolidated financial statements.

AVIALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three- and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

The following table illustrates the effect on net earnings and earnings per share, or EPS, if we had applied the fair-value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2005	2004	2005	2004
Net earnings, as reported	$14,262	10,021	42,633	33,463
Deduct: Total stock-based compensation expense determined under fair-value-based method for all awards, net of related tax effects	(589)	(478)	(1,761)	(1,379)

Pro forma net earnings for purposes of computing basic net EPS	$13,673	9,543	40,872	32,084

Earnings per share:
Basic - as reported	$0.42	0.31	1.28	1.05
Basic - pro forma	$0.41	0.30	1.23	1.01
Diluted - as reported	$0.41	0.30	1.22	1.00
Diluted - pro forma	$0.39	0.28	1.17	0.95

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment,” which replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123.” SFAS 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense over the period during which an employee is required to provide services in exchange for the award. SFAS 123R is effective for annual periods beginning after June 15, 2005. As such, we will implement the provisions of SFAS 123R effective January 1, 2006. Although we have not completed evaluating the impact the adoption of SFAS 123R will have on our future results of operations, we are currently evaluating alternatives to our unvested stock options which could result in a range of compensation expense in future periods from an immaterial amount to an amount similar to that in our pro forma disclosures for SFAS 123R detailed in Note 2. In addition, we are currently evaluating replacing annual stock option grants with another form of incentive award and cannot currently estimate the impact on compensation expense in 2006 or beyond.

NOTE 4 - SEGMENT INFORMATION

The following tables present information by operating segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Sales
Aviall Services	$326,275	287,592	924,928	870,886
ILS	7,466	7,115	22,333	21,401

Total net sales	$333,741	294,707	947,261	892,287

Profit
Aviall Services	$26,730	19,415	84,364	62,020
ILS	2,788	2,475	8,264	7,726

Reportable segment profit	29,518	21,890	92,628	69,746
Corporate	(4,020)	(3,739)	(13,069)	(11,605)
Interest expense, net	(5,277)	(4,169)	(15,642)	(12,721)

Earnings before income taxes	$20,221	13,982	63,917	45,420

NOTE 5 - EARNINGS PER SHARE

A reconciliation of the denominator of the basic and diluted EPS calculations for net earnings follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Denominator
Weighted average common shares	33,754,488	32,105,401	33,346,225	31,913,426
Effect of dilutive securities:
Stock options	873,822	1,134,910	1,045,422	1,025,573
Restricted stock rights	250,717	318,170	246,772	315,308
Warrants	262,422	262,368	262,412	262,348

Weighted average common and dilutive potential common shares	35,141,449	33,820,849	34,900,831	33,516,655

Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net earnings by the weighted average number of common and dilutive potential common shares outstanding during the period.

NOTE 6 - INCOME TAXES

Our income tax expense for the first nine months of 2005 was $21.3 million, and our effective tax rate was 33.3%. Our income tax expense for the first nine months of 2004 was $12.0 million, and our effective tax rate was 26.3%. The increase in our effective tax rate from 26.3% in 2004 to 33.3% in 2005 is primarily due to the release in the first nine months of 2004 of a $2.8 million valuation allowance for state tax net operating loss, or NOL, carryforwards. Without the release of these state tax NOL carryforwards, our provision for taxes for the nine month period ended September 30, 2004 would have been $14.8 million, and our effective tax rate would have been 32.5%.

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

NOTE 8 - DEBT

On January 28, 2005, we entered into an amendment to our senior secured credit facility, or the Credit Facility, to increase the facility size, restructure the borrowing base, extend the termination date and change certain financial ratios and covenants. As of September 30, 2005, our amended Credit Facility consists of a $260.0 million revolving credit and letter of credit facility due as a balloon payment in 2008. As of September 30, 2005, we had $43.1 million of borrowings outstanding under the Credit Facility.

NOTE 9 - PENSION PLANS AND POSTRETIREMENT BENEFITS

The following table sets forth the components of net pension expense for all our plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2005	2004	2005	2004
Service cost	$736	615	2,208	1,845
Interest cost	1,028	969	3,084	2,907
Expected return on plan assets	(1,087)	(963)	(3,260)	(2,889)
Transition obligation amortization	35	35	103	105
Prior service cost amortization	1	1	3	3
Net loss recognition	297	117	891	351

Net pension expense	$1,010	774	3,029	2,322

The following table sets forth the components of net postretirement benefit income for all our plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2005	2004	2005	2004
Service cost	$—	—	—	—
Interest cost	17	23	52	68
Net amortization and deferral	(36)	(33)	(107)	(100)

Net postretirement benefit income	$(19)	(10)	(55)	(32)

In the third quarter of 2005, we made a $6.0 million discretionary pension contribution related to 2004.

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

The unaudited consolidating financial information presents the consolidating balance sheets as of September 30, 2005 and December 31, 2004, the related statements of operations for the three- and nine-month periods ended September 30, 2005 and 2004 and the statements of cash flows for the nine month periods ended September 30, 2005 and 2004 with separate columns for:

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

Pursuant to the terms of the Credit Facility, no subsidiary of Aviall other than Aviall Services, Inc., or Aviall Services, may pay cash dividends to Aviall, other than to fund limited repurchases or redemptions of outstanding securities. In addition, Aviall Services may pay cash dividends to Aviall for the purpose of funding (i) ordinary operating expenses and scheduled debt service, (ii) payments by Aviall of taxes in respect of Aviall and its subsidiaries, up to the amount that would be payable by Aviall Services, on a consolidated basis, if it were the taxpayer and (iii) any repurchase of the Senior Notes permitted under the terms of the Credit Facility. Additionally, the Credit Facility restricts intercompany loans made to Aviall from its direct and indirect subsidiaries, with the exception of intercompany loans made to fund limited repurchases or redemptions of outstanding securities and loans made by Aviall Services to fund required payments under the Senior Notes. The net assets of consolidating subsidiaries subject to these restrictions were $722.4 million and $714.8 million at September 30, 2005 and December 31, 2004, respectively.

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2005
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	314,789	42,166	(23,214)	333,741
Cost of sales	—	265,026	35,361	(23,214)	277,173

Gross profit	—	49,763	6,805	—	56,568
Selling and administrative expense	—	27,125	3,945	—	31,070

Operating income	—	22,638	2,860	—	25,498
Interest expense (income)	(4,856)	10,069	64	—	5,277
Equity in (earnings) loss of subsidiaries	(11,163)	(2,075)	—	13,238	—

Earnings (loss) before income taxes	16,019	14,644	2,796	(13,238)	20,221
Provision for income taxes	1,757	3,481	721	—	5,959

Net earnings (loss)	$14,262	11,163	2,075	(13,238)	14,262

CONSOLIDATED STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2005
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	889,363	114,739	(56,841)	947,261
Cost of sales	—	739,073	94,865	(56,841)	777,097

Gross profit	—	150,290	19,874	—	170,164
Selling and administrative expense	—	77,945	12,660	—	90,605

Operating income	—	72,345	7,214	—	79,559
Interest expense (income)	(14,146)	29,561	227	—	15,642
Equity in (earnings) loss of subsidiaries	(33,609)	(5,158)	—	38,767	—

Earnings (loss) before income taxes	47,755	47,942	6,987	(38,767)	63,917
Provision for income taxes	5,122	14,333	1,829	—	21,284

Net earnings (loss)	$42,633	33,609	5,158	(38,767)	42,633

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2004
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	276,726	34,143	(16,162)	294,707
Cost of sales	—	236,308	27,626	(16,162)	247,772

Gross profit	—	40,418	6,517	—	46,935
Selling and administrative expense	—	26,655	2,129	—	28,784

Operating income	—	13,763	4,388	—	18,151
Interest expense (income)	(4,442)	8,587	24	—	4,169
Equity in (earnings) loss of subsidiaries	(7,187)	(3,171)	—	10,358	—

Earnings (loss) before income taxes	11,629	8,347	4,364	(10,358)	13,982
Provision for income taxes	1,608	1,160	1,193	—	3,961

Net earnings (loss)	$10,021	7,187	3,171	(10,358)	10,021

CONSOLIDATED STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2004
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	841,148	98,572	(47,433)	892,287
Cost of sales	—	715,841	79,702	(47,433)	748,110

Gross profit	—	125,307	18,870	—	144,177
Selling and administrative expense	—	76,582	9,454	—	86,036

Operating income	—	48,725	9,416	—	58,141
Interest expense (income)	(12,931)	25,470	182	—	12,721
Equity in (earnings) loss of subsidiaries	(25,213)	(6,694)	—	31,907	—

Earnings (loss) before income taxes	38,144	29,949	9,234	(31,907)	45,420
Provision for income taxes	4,681	4,736	2,540	—	11,957

Net earnings (loss)	$33,463	25,213	6,694	(31,907)	33,463

CONSOLIDATED BALANCE SHEET

	September 30, 2005
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$(74)	2,140	3,912	—	5,978
Receivables, net	—	148,599	28,498	—	177,097
Inventories	—	334,173	18,470	—	352,643
Prepaid expenses and other current assets	—	3,736	234	—	3,970
Deferred income taxes	—	22,096	22	—	22,118

Total current assets	(74)	510,744	51,136	—	561,806

Property and equipment, net	—	34,254	778	—	35,032
Investment in subsidiaries	772,778	39,442	—	(812,220)	—
Intercompany receivables	—	191,440	—	(191,440)	—
Goodwill	—	44,904	1,939	—	46,843
Intangible assets	—	197,249	—	—	197,249
Deferred income taxes	—	2,816	407	—	3,223
Other assets	5,749	6,129	3	—	11,881

Total assets	$778,453	1,026,978	54,263	(1,003,660)	856,034

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	1,038	13	—	1,051
Revolving line of credit	—	43,052	—	—	43,052
Cash overdrafts due to outstanding checks	3	34,908	51	—	34,962
Accounts payable	—	122,956	883	—	123,839
Accrued expenses	4,541	31,197	4,394	—	40,132

Total current liabilities	4,544	233,151	5,341	—	243,036

Long-term debt	200,000	427	31	—	200,458
Intercompany payables	168,120	—	23,320	(191,440)	—
Other liabilities	—	6,751	—	—	6,751
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity
Common stock	361	33	7,542	(7,575)	361
Additional paid-in capital	460,939	867,919	9,919	(877,838)	460,939
Retained earnings (accumulated deficit)	(19,497)	(74,925)	8,110	66,815	(19,497)
Treasury stock, at cost	(28,589)	—	—	—	(28,589)
Unearned compensation - restricted stock	(1,047)	—	—	—	(1,047)
Accumulated other comprehensive (loss) income	(6,378)	(6,378)	—	6,378	(6,378)

Total shareholders’ equity	405,789	786,649	25,571	(812,220)	405,789

Total liabilities and shareholders’ equity	$778,453	1,026,978	54,263	(1,003,660)	856,034

CONSOLIDATED BALANCE SHEET

	December 31, 2004
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$(35)	83,002	8,665	—	91,632
Receivables, net	—	116,938	27,149	—	144,087
Inventories	—	315,298	12,831	—	328,129
Prepaid expenses and other current assets	—	2,824	129	—	2,953
Deferred income taxes	—	40,410	22	—	40,432

Total current assets	(35)	558,472	48,796	—	607,233

Property and equipment, net	—	33,318	611	—	33,929
Investment in subsidiaries	764,005	34,284	—	(798,289)	—
Intercompany receivables	—	235,007	—	(235,007)	—
Goodwill	—	44,904	1,939	—	46,843
Intangible assets	—	46,525	—	—	46,525
Deferred income taxes	—	2,816	413	—	3,229
Other assets	6,498	5,214	5	—	11,717

Total assets	$770,468	960,540	51,764	(1,033,296)	749,476

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	1,429	11	—	1,440
Revolving line of credit	—	—	—	—	—
Cash overdrafts due to outstanding checks	4	42,969	50	—	43,023
Accounts payable	—	97,368	1,261	—	98,629
Accrued expenses	7,723	35,827	3,191	—	46,741

Total current liabilities	7,727	177,593	4,513	—	189,833

Long-term debt	200,000	1,981	9	—	201,990
Intercompany payables	213,740	—	21,267	(235,007)	—
Other liabilities	—	8,652	—	—	8,652
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity
Common stock	346	33	7,542	(7,575)	346
Additional paid-in capital	447,060	862,357	9,918	(872,275)	447,060
Retained earnings (accumulated deficit)	(62,130)	(83,698)	8,515	75,183	(62,130)
Treasury stock, at cost	(28,218)	—	—	—	(28,218)
Unearned compensation - restricted stock	(1,679)	—	—	—	(1,679)
Accumulated other comprehensive (loss) income	(6,378)	(6,378)	—	6,378	(6,378)

Total shareholders’ equity	349,001	772,314	25,975	(798,289)	349,001

Total liabilities and shareholders’ equity	$770,468	960,540	51,764	(1,033,296)	749,476

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2005
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net earnings (loss)	$42,633	33,609	5,158	(38,767)	42,633
Depreciation and amortization	750	17,824	190	—	18,764
Deferred income taxes	—	18,383	—	—	18,383
Compensation expense on restricted stock awards	632	—	—	—	632
Changes in:
Receivables, net	—	(31,661)	(1,349)	—	(33,010)
Inventories	—	(18,875)	(5,639)	—	(24,514)
Intercompany receivables and payables	(19,988)	23,497	(3,509)	—	—
Accounts payable	—	25,588	(378)	—	25,210
Accrued expenses	(3,182)	(4,002)	1,203	—	(5,981)
Other, net	—	(3,504)	(134)	—	(3,638)

Net cash provided by (used for) operating activities	20,845	60,859	(4,458)	(38,767)	38,479

Investing activities:
Capital expenditures	—	(7,771)	(306)	—	(8,077)
Purchase of distribution rights	—	(160,878)	—	—	(160,878)
Investment in subsidiaries	(33,609)	(5,158)	—	38,767	—
Sales of property, plant and equipment	—	342	35	—	377

Net cash provided by (used for) investing activities	(33,609)	(173,465)	(271)	38,767	(168,578)

Financing activities:
Debt issue costs paid	—	(1,898)	—	—	(1,898)
Issuance of common stock	13,098	—	—	—	13,098
Purchase of treasury stock	(371)	—	—	—	(371)
Net change in revolving credit facility	—	43,052	—	—	43,052
Cash overdrafts due to outstanding checks	(2)	(8,061)	2	—	(8,061)
Debt proceeds		62			62
Debt repaid	—	(1,411)	(26)	—	(1,437)

Net cash provided by (used for) financing activities	12,725	31,744	(24)	—	44,445

Change in cash and cash equivalents	(39)	(80,862)	(4,753)	—	(85,654)
Cash and cash equivalents, beginning of period	(35)	83,002	8,665	—	91,632

Cash and cash equivalents, end of period	$(74)	2,140	3,912	—	5,978

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2004
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net earnings (loss)	$33,463	25,213	6,694	(31,907)	33,463
Depreciation and amortization	758	12,231	211	—	13,200
Deferred income taxes	—	9,721	(19)	—	9,702
Compensation expense on restricted stock awards	510	—	—	—	510
Changes in:
Receivables	—	(10,980)	(4,883)	—	(15,863)
Inventories	—	34,649	(898)	—	33,751
Intercompany receivables and payables	(21,591)	18,253	3,338	—	—
Accounts payable	(34)	10,253	221	—	10,440
Accrued expenses	3,813	(6,998)	2,450	—	(735)
Other, net	4,680	(3,702)	4	—	982

Net cash provided by (used for) operating activities	21,599	88,640	7,118	(31,907)	85,450

Investing activities:
Capital expenditures	—	(6,846)	(20)	—	(6,866)
Purchase of distribution rights	—	(1,339)	—	—	(1,339)
Investment in subsidiaries	(25,213)	(6,694)	—	31,907	—
Sales of property, plant and equipment	—	113	—	—	113

Net cash provided by (used for) investing activities	(25,213)	(14,766)	(20)	31,907	(8,092)

Financing activities:
Debt issue costs paid	(130)	(622)	—	—	(752)
Issuance of common stock	4,069	—	—	—	4,069
Purchase of treasury stock	(351)	—	—	—	(351)
Net change in revolving credit facility	—	—	(509)	—	(509)
Cash overdrafts	2	(36,525)	(16)	—	(36,539)
Debt repaid	—	(2,663)	(8)	—	(2,671)

Net cash provided by (used for) financing activities	3,590	(39,810)	(533)	—	(36,753)

Change in cash and cash equivalents	(24)	34,064	6,565	—	40,605
Cash and cash equivalents, beginning of period	—	21,187	2,237	—	23,424

Cash and cash equivalents, end of period	$(24)	55,251	8,802	—	64,029

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

Our third quarter 2005 net earnings of $14.3 million, or $0.41 diluted earnings per share, increased 43.0% compared to net earnings of $10.0 million, or $0.30 diluted earnings per share, in the third quarter of 2004. Our operating income in the third quarter of 2005 was $25.5 million, an increase of $7.3 million or 40.1%, from the same quarter in 2004. These improvements were driven primarily by sales of General Electric, or GE, CF6-50 and CF6-80A, or CF6, engine parts. On July 18, 2005, Aviall Services began direct shipping of CF6 engine parts and recording net sales from these parts. From February 2005 until July 18, 2005, or the GE transition period, Aviall Services recorded only commissions and not net sales on CF6 engine parts shipped directly by GE. In the third quarter of 2005, our selling and administrative expense increased $2.3 million compared to the third quarter of 2004 largely due to year-over-year higher salary and benefit expenses. Much of this increase is attributable to planned expenses incurred for startup and ongoing responsibilities for the GE CF6 contract. Because we only recorded commissions paid by GE equal to the amount of gross margin that we would have earned if we had made these CF6 sales ourselves, and not net sales on CF6 engine parts shipped directly by GE during the GE transition period, the relative efficiency of the increased selling and administrative expense as compared to the incremental net sales is understated. Nevertheless, our selling and administrative expense as a percentage of sales decreased to 9.3% in the third quarter of 2005 from 9.8% in the third quarter of 2004, which demonstrates our ability to increase revenues while incurring proportionately less selling and administrative expense.

The combination of record high fuel costs, slowing economic growth in many regions, a slowing of demand for Rolls-Royce T-56, or RR T56, parts on the part of U.S. government entities, an increase in backorders on parts ordered by us from Rolls-Royce and the uncertain future faced by many of our airline customers and some general aviation aircraft operators have combined to make our future performance and opportunities less certain. This concern was evidenced by the bankruptcy filing of our largest airline customer, Delta Airlines, as well as the bankruptcy filings by Northwest Airlines and, in October, Mesaba Airlines. These filings were widely anticipated and our credit extension and evaluation process allowed us to appropriately manage our credit exposures prior to these bankruptcies. As a result, we were not required to significantly adjust our overall reserves for our airline customers because of the bankruptcies. We believe these tough conditions support the need for the capabilities offered by Aviall Services and ILS and are one of the principal reasons for Aviall’s improved results in 2004 and into 2005.

Our future strategy continues to focus on the acquisition of new long-term supplier contracts as well as adding other traditional supplier relationships, delivering superior customer service and investing in technology and infrastructure to increase supplier and customer efficiencies. We continue to evaluate potential strategic acquisitions and changes to our capital structure. We believe our ability to grow at a pace similar to that which we have experienced since 2000 will depend on the award of one or a series of new long-term supplier contracts, the expansion of our traditional supplier base and product offerings and/or completion of a strategic acquisition. The timing and length of the process to procure new long-term agreements or relationships or a strategic acquisition is unpredictable. We are currently actively pursuing a number of opportunities for additional growth, including possible large, new long-term supplier agreements. No assurance can be given that we will be able to procure any such new arrangements. To the extent we do secure any such relationship, the economies of scale derived from recent contracts may not be indicative of our future results, particularly in the early stages of new contract implementation. As an example of the implementation of this strategy, we announced in April 2005 the signing of an agreement with NetJets Services, Inc., or NetJets, to assume the supply chain management of spare parts for the maintenance, repair and operation of their fleet. This agreement is a complex supply-chain management services contract designed to simplify logistics and lower NetJets’ overall operating costs.

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

Results of Operations-Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Net Sales. Net sales for Aviall Services were $326.3 million, an increase of $38.7 million or 13.5%, from the $287.6 million recorded in the third quarter of 2004.

The following table presents net sales for Aviall Services in each of its geographic regions and in all market sectors (amounts in millions):

	Amount of Increase/ (Decrease)	Percentage Increase/ (Decrease)
Geographic region:
Europe	$21.0	95.1%
Asia-Pacific	$12.5	42.7%
Americas	$5.2	2.2%

Market sector:
Commercial airline	$40.8	59.9%
General aviation/corporate	$3.0	4.1%
Government/military/other	$(5.1)	(3.5)%

Sales in the commercial airline sector increased primarily due to the addition of CF6 engine parts sales, which commenced on July 18, 2005 by Aviall Services when we began shipping after the GE transition period, as well as slightly stronger sales volumes in the sector. Sales in the general aviation/corporate sector increased because of additional flight activity tempered by the effect of high fuel prices. Sales in the government/military/other sector decreased slightly due to a softening of demand for RR T56 parts and select part shortages offset in part by other military sales including sales of CF6 engine parts for military use. Aggregate sales of products supplied by Rolls-Royce, Honeywell and GE pursuant to exclusive contracts were $221.1 million and $191.7 million in the third quarter of 2005 and 2004, respectively. Aggregate sales of products under these contracts continued to contribute significantly to net sales during the third quarter of 2005, aggregating approximately 66% of Aviall’s net sales. Sales under the Rolls-Royce contracts declined from the third quarter of 2004, which was a significant factor in the decline in the government/military/other sector. Sales under the Honeywell contracts remained relatively stable as compared to the third quarter of 2004.

Net sales for ILS were $7.5 million, an increase of $0.4 million or 5.6%, compared to the third quarter of 2004.

Gross Profit. Gross profit of $56.6 million increased $9.7 million or 20.7% in the third quarter of 2005 compared to $46.9 million in the third quarter of 2004. Gross profit as a percentage of net sales was 17.0% in the third quarter of 2005 as compared to 15.9% in the third quarter of 2004. The increased gross profit percentage is primarily due to a change in our product mix.

Selling and Administrative Expense. Selling and administrative expense increased $2.3 million to $31.1 million in the third quarter of 2005 but decreased as a percentage of net sales to 9.3% from 9.8% in the third quarter of 2004. Selling and administrative expense increased primarily as a result of higher salary and benefit expenses.

Interest Expense. Interest expense increased $1.1 million to $5.3 million in the third quarter of 2005 from $4.2 million in the third quarter of 2004. Noncash interest expense amounted to $0.5 million and $0.4 million in 2005 and 2004, respectively. Our net interest expense increased primarily due to higher borrowings under our senior secured credit facility, or the Credit Facility, which had a balance of $43.1 million at September 30, 2005. At September 30, 2004, we did not have any borrowings under the Credit Facility.

Provision for Income Taxes. Our income tax expense for the third quarter of 2005 was $6.0 million, and our effective tax rate was 29.5%. Our income tax expense for the third quarter of 2004 was $4.0 million, and our effective tax rate was 28.3%. These effective tax rates were impacted by the resolution of certain tax reserves in the third quarter of 2005 and the adjustment for an increased Extraterritorial Income exclusion in the third quarter of 2004.

Actual cash payments made for federal, state and foreign income taxes were $1.2 million and $0.8 million in the third quarter of 2005 and 2004, respectively. Our cash income tax expense is primarily comprised of federal Alternative Minimum Tax and state income taxes that were not offset by state tax net operating loss, or NOL, carryforwards. Our cash income tax expense has been substantially lower than the U.S. federal statutory rate through the use of our U.S. federal NOL carryforward. We anticipate our federal NOL carryforward will be fully consumed during the fourth quarter of 2005.

Results of Operations-Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net Sales. Net sales for Aviall Services were $924.9 million, an increase of $54.0 million or 6.2%, from the $870.9 million recorded in the first nine months of 2004.

The following table presents net sales for Aviall Services in each of its geographic regions and in all market sectors (amounts in millions):

	Amount of Increase/ (Decrease)	Percentage Increase/ (Decrease)
Geographic region:
Europe	$31.6	51.6%
Asia-Pacific	$12.6	13.7%
Americas	$9.8	1.4%
Market sector:
Commercial airline	$54.4	26.3%
General aviation/corporate	$12.7	6.0%
Government/military/other	$(13.1)	(2.9)%

Sales in the commercial airline sector increased due to the addition of GE CF6 commission income which commenced in February 2005 and beginning on July 18, 2005, CF6 engine parts sales by Aviall Services when we began shipping after the GE transition period, as well as slightly stronger sales volumes in the sector. Sales in the general aviation/corporate sector increased because of additional flight activity tempered by the effect of high fuel prices. Sales in the government/military/other sector decreased slightly due to a softening in demand and select part shortages. Aggregate sales of products supplied by Rolls-Royce, Honeywell and GE pursuant to exclusive contracts were $604.6 million and $584.3 million in the first nine months of 2005 and 2004, respectively. Aggregate sales of products under these contracts continued to contribute significantly to net sales during the first nine months of 2005, aggregating approximately 64% of Aviall’s net sales. Sales under the Rolls-Royce contracts declined from the first nine months of 2004, which was a significant factor in the decline in the government/military/other sector. Sales under the Honeywell contracts remained relatively stable as compared to the first nine months of 2004.

Net sales for ILS were $22.3 million, an increase of $0.9 million or 4.2%, from the $21.4 million recorded in the first nine months of 2004.

Gross Profit. Gross profit of $170.2 million increased $26.0 million or 18.0% in the first nine months of 2005 compared to $144.2 million in the first nine months of 2004. Gross profit as a percentage of net sales was 18.0% in the first nine months of 2005 as compared to 16.2% in the first nine months of 2004. The increased gross profit percentage is due to the addition of CF6 engine parts sales commissions, which commenced in February 2005. As of July 18, 2005, Aviall began shipping CF6 engine parts and began recording net sales from these parts at normal margins. During the GE transition period, we recorded only commissions, and not net sales, on parts shipped directly by GE.

Selling and Administrative Expense. Selling and administrative expense increased $4.6 million to $90.6 million in the first nine months of 2005. Selling and administrative expense as a percentage of net sales was 9.6% in both 2005 and 2004. Selling and administrative expense increased largely as a result of higher salary and benefit expenses.

Interest Expense. Interest expense increased $2.9 million to $15.6 million in the first nine months of 2005 from $12.7 million in the first nine months of 2004. Noncash interest expense amounted to $1.3 million and $1.2 million in 2005 and 2004, respectively. Our net interest expense increased primarily due to borrowings related to the initial funding of the GE CF6 agreement and the continued borrowings outstanding under the Credit Facility, which had a balance of $43.1 million at September 30, 2005.

Provision for Income Taxes. Our income tax expense for the first nine months of 2005 was $21.3 million, and our effective tax rate was 33.3%. Our income tax expense for the first nine months of 2004 was $12.0 million, and our effective tax rate was 26.3%. The increase in our effective tax rate from 26.3% in 2004 to 33.3% in 2005 is primarily due to the release in the first nine months of 2004 of a $2.8 million valuation allowance for state tax NOL carryforwards and an increase of the Extraterritorial Income exclusion.

Actual cash payments made for federal, state and foreign income taxes were $3.0 million and $1.4 million in the first nine months of 2005 and 2004, respectively. Our cash income tax expense is primarily comprised of federal Alternative Minimum Tax and state income taxes that were not offset by state tax NOL carryforwards. Our cash income tax expense has been substantially lower than the U.S. federal statutory rate through the use of our U.S. federal NOL carryforward. We anticipate our federal NOL carryforward will be fully consumed during the fourth quarter of 2005.

Liquidity and Capital Resources

Cash Flow. Net cash flow provided by operations was $38.5 million in the first nine months of 2005 compared to $85.5 million in the first nine months of 2004. The $47.0 million decrease in cash provided by operating activities in 2005 compared to the same period in 2004 resulted from higher receivable and inventory levels at September 30, 2005 primarily due to the completion of working capital investments in the CF6 product lines and a decrease in accrued expenses related to interest payment timing on the $200 million of senior unsecured notes, or the Senior Notes, partially offset by a higher September 30, 2005 ending accounts payable balance due to the timing of month end settlements with our suppliers and increased cash earnings in 2005. Aviall Services’ inventory turns improved from 3.2 turns in December 2004 to 3.4 turns in September 2005 due to the increased sales volumes in the third quarter of 2005. The days’ sales outstanding for Aviall’s receivables decreased from 51 days at December 31, 2004 to 48 days at September 30, 2005 due to the increased sales volume in the third quarter of 2005.

Capital expenditures were $8.5 million in the first nine months of 2005, including $0.4 million for noncash capital expenditures, compared to $7.0 million in the first nine months of 2004, including $0.1 million for noncash capital expenditures. Capital spending in both 2005 and 2004 was primarily for upgrades to Aviall Services’ enterprise resource planning software, computer hardware and operations infrastructure. During the second quarter of 2005, we successfully upgraded our enterprise resource planning system with no disruptions to our business. This was our largest capital expenditure item over the last two years, with an aggregate cost of approximately $6.9 million. We expect to make capital expenditures, including noncash capital amounts, totaling between $12.0 million and $15.7 million in 2005. These projects include upgrades and enhancements associated with both our systems and operations infrastructure at Aviall Services and ILS. We review our capital expenditure program periodically and modify it as required to meet current business needs. Under the Credit Facility, our 2005 capital expenditure limit is approximately $17.2 million, comprised of a $12.0 million limit for 2005 plus $5.2 million of carryover amounts from prior years.

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

Variable Working Capital (see definition below) increased $32.3 million in the first nine months of 2005 as compared to December 31, 2004 and decreased $28.3 million in the first nine months of 2004 as compared to December 31, 2003. In 2005, we invested $168.8 million in net capital expenditures and distribution rights as compared to $8.1 million in 2004. The combined cash used in the first nine months of 2005 of $130.1 million by both operating and investing activities was funded by $13.1 million received for common stock issued pursuant to the exercise of employee stock options, $43.1 million of net borrowings under our revolving credit facilities and a large portion of the $91.6 million of cash on hand at the beginning of 2005. In addition, our cash overdraft position decreased $8.1 million in the first nine months of 2005. As a result, our cash balance decreased by $85.7 million.

By way of comparison, the combined cash provided in the first nine months of 2004 of $77.4 million for both operating and investing activities together with the $4.1 million received for common stock issued pursuant to the exercise of employee stock options was primarily used to fund the $36.5 million decrease in our cash overdraft position. As a result, our cash balance increased by $40.6 million. Overdraft positions arise when we settle our accounts payable by issuing checks at month end, and the recipients of these checks have not presented them to our banks for payment before period end. We classify these overdraft positions as a separate current liability in our accompanying consolidated balance sheet because no right of offset exists against other cash accounts within the same bank. Generally accepted accounting principles, or GAAP, treat these amounts similar to debt in the statement of cash flows by presenting cash overdrafts as a financing activity. We expect to continue large month end settlements with our major suppliers, but the overdrafts will change in accordance with the fluctuating amounts of products shipped to us from time to time.

Assuming our current level of internal growth, profitability, and the present relationship between increased revenues, Variable Working Capital requirements and our capital expenditure commitments, we expect to generate strong positive cash flow from operating activities, although this may be offset from time to time by overdraft obligations and increases in Variable Working Capital, particularly when our business is growing. Our cash flow from operating activities can fluctuate significantly depending on the timing of the delivery and payment for inventory as discussed above. In some months, we receive much larger inventory deliveries than the average of the preceding several months. These larger deliveries, which often are in the fourth quarter, can significantly alter our cash flow for that month and on a cumulative basis for both the quarter and the fiscal year-to-date. Based on the foregoing, we continue to project cash flow from operating activities in 2005 will exceed $50.0 million.

In 2005, we have funded our internal growth and any related capital expenditures out of cash flow from operations and borrowings under the Credit Facility. If we are awarded one or more additional long-term supplier agreements that require significant investments in distribution rights and inventory, we may be required to increase availability and borrow significant amounts under the Credit Facility, or we may be required to sell debt, equity or other securities under our shelf registration statement or otherwise to fund the costs associated with the investment. Likewise, if we enter into a strategic acquisition or if our current projections prove to be inaccurate in 2005, we may be required to borrow significant amounts under the Credit Facility or to sell securities.

The following table presents a reconciliation of our Variable Working Capital to working capital for the periods presented:

(In Thousands)	September 30, 2005	December 31, 2004	September 30, 2004	December 31, 2003
Receivables, net	$177,097	144,087	155,142	139,279
Plus: Inventories	352,643	328,129	294,109	327,860
Less: Accounts payable	(123,839)	(98,629)	(105,262)	(94,822)

Variable Working Capital	405,901	373,587	343,989	372,317

Plus:
Cash and cash equivalents	5,978	91,632	64,029	23,424
Prepaid expenses and other current assets	3,970	2,953	3,636	2,501
Deferred income taxes	22,118	40,432	19,075	19,075
Less:
Current portion of long-term debt	(1,051)	(1,440)	(1,888)	(3,293)
Cash overdrafts due to outstanding checks	(34,962)	(43,023)	(7,076)	(43,615)
Revolving line of credit	(43,052)	—	—	(509)
Accrued expenses	(40,132)	(46,741)	(38,832)	(39,567)

Working capital	$318,770	417,400	382,933	330,333

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

Senior Secured Debt. The Credit Facility consists of a $260.0 million revolving credit and letter of credit facility due as a balloon payment in 2008, with availability determined by reference to a borrowing base calculated using our eligible accounts receivable and inventory and after deducting reserves required by the lenders. As of September 30, 2005, we had $43.1 million of borrowings outstanding under the Credit Facility and had issued letters of credit for $0.9 million. In addition, we had $213.1 million available for additional borrowings under the Credit Facility and our borrowing base was $257.2 million. As of September 30, 2005, borrowings under the Credit Facility bear interest based upon either: (1) a Eurodollar Rate plus an applicable margin ranging from 1.5% to 2.5% depending upon our financial ratios, or (2) a Base Rate plus an applicable margin ranging from 0.5% to 1.5% depending upon the same financial ratios. We expect to utilize both of these interest rate options during 2005. As of September 30, 2005, the weighted average interest rate on the Credit Facility was 5.35%. An annual commitment fee of 0.5% is payable monthly in arrears on the daily unused portion of the Credit Facility. Obligations under the Credit Facility are collateralized by substantially all of our domestic assets and 65% of the stock of certain of our foreign subsidiaries. The Credit Facility also contains default clauses that permit the acceleration of all amounts due following an event of default at the discretion of the lenders, and lock-box provisions that apply our cash collections to outstanding borrowings. Based on the terms of the Credit Facility and pursuant to EITF Issue No. 95-22, “Balance Sheet Classification of Revolving Credit Agreement Obligations Involving Lock-Box Arrangements,” we classify amounts outstanding under the Credit Facility, if any, as current.

We also maintain a Canadian $6.0 million secured revolving credit facility, or the Canadian Revolver. As of September 30, 2005, we had no borrowings outstanding under the Canadian Revolver.

Debt Covenants. The Credit Facility contains various restrictive operating and financial covenants, including several that are based on earnings before interest, taxes, depreciation, amortization, extraordinary gains or losses, and one-time items, or Adjusted EBITDA. We must comply with a maximum leverage ratio covenant that measures the ratio of our outstanding debt to our Adjusted EBITDA for the trailing four quarters. We must maintain a maximum leverage ratio of: 4.00 to 1 for the fiscal quarter ending September 30, 2005; 3.50 to 1 for the fiscal quarter ending December 31, 2005; and 3.25 to 1 for the fiscal quarters ending on or after March 31, 2006. We must also comply with a minimum interest coverage ratio covenant that measures the ratio of our Adjusted EBITDA for the trailing four quarters to our interest expense during the trailing four quarters. The minimum interest coverage ratio covenant was 3.50 to 1 at September 30, 2005 and will remain at that level for all periods thereafter. Furthermore, we must maintain a tangible net worth of not less than $205.8 million plus 75% of the cumulative consolidated net income for each fiscal quarter ending on or after June 30, 2004. As of September 30, 2005, the required tangible net worth was $262.7 million. We are permitted to make capital expenditures under the Credit Facility in any fiscal year up to $12.0 million, plus any unused carryover of up to $10.0 million from prior years. As a result, we must limit our capital expenditures in 2005 to no more than $17.2 million, which includes $5.2 million of allowed carryover spending from prior years.

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

The following table presents a reconciliation of our EBITDA and Adjusted EBITDA, as defined in the Credit Facility, to net earnings for the trailing four quarters ended September 30, 2005:

(In Thousands)	Fourth Quarter 2004	First Quarter 2005	Second Quarter 2005	Third Quarter 2005	Total
Net earnings	$9,706	13,000	15,371	14,262	52,339
Plus:
Income tax expense	4,472	6,978	8,347	5,959	25,756
Interest expense	4,021	5,103	5,262	5,277	19,663
Depreciation and amortization expense	3,736	4,876	6,114	6,285	21,011

EBITDA	21,935	29,957	35,094	31,783	118,769
Noncash (gains) losses	(110)	(78)	112	23	(53)

Adjusted EBITDA	$21,825	29,879	35,206	31,806	118,716

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

Contractual Obligations. As of September 30, 2005, there have been no material changes in our contractual obligations as set forth in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment,” which replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123.” SFAS 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense over the period during which an employee is required to provide services in exchange for the award. SFAS 123R is effective for annual periods beginning after June 15, 2005. As such, we will implement the provisions of SFAS 123R effective January 1, 2006. Although we have not completed evaluating the impact the adoption of SFAS 123R will have on our future results of operations, we are currently evaluating alternatives to our unvested stock options which could result in a range of compensation expense in future periods from an immaterial amount to an amount similar to that in our pro forma disclosures for SFAS 123R detailed in Note 2 as set forth in our accompanying consolidated financial statements. In addition, we are currently evaluating replacing annual stock option grants with another form of incentive award and cannot currently estimate the impact on compensation expense in 2006 or beyond.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and foreign exchange rates. From time to time, we have used financial instruments to offset these risks. These financial instruments are not used for trading or speculative purposes. We did not experience any significant changes in market risk during the first nine months of 2005. Our market risk is described in more detail in “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

There were no changes to our internal control over financial reporting during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AVIALL, INC.

November 2, 2005	By:	/s/ Colin M. Cohen
Colin M. Cohen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002