Form 10-K
period 2005-12-31
AVIALL INC
filed 2006-03-03
CIK 701650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐    No  ☑

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $862.2 million, computed on the basis of the closing sales price of the common stock on that date. (For purposes of determining the above-stated amount, only directors, executive officers and 10%-or-greater stockholders have been deemed affiliates.)

The number of shares of common stock outstanding at February 22, 2006 was 34,022,335.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2006 Annual Meeting of Stockholders to be held on June 22, 2006 are incorporated herein by reference in Part III.

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

Aviall Services purchases a broad range of new aviation parts, components and supplies from approximately 220 original equipment manufacturers, or OEMs, and resells them to over 19,000 government/military, general aviation/corporate and commercial airline customers, including over 300 airlines. Aviall Services also provides value-added services to our customers and suppliers, such as repair services, supply-chain management services and information-gathering and delivery services.

ILS operates electronic marketplaces for buying and selling parts, equipment and services for the global aviation, defense and marine industries. With more than 16,500 users in over 90 countries, ILS’s electronic marketplaces contain more than 58 million line items representing over five billion parts for sale. ILS also maintains databases of over 150 million cross-referenced United States, or U.S., government records, allowing users to research manufacturers and prices for specific parts, locate alternate parts, find additional uses and markets for parts and review U.S. government procurement histories. ILS has been the leader in aerospace electronic marketplaces for more than two decades.

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

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports will be made available free of charge through the Investor Relations section of our Internet Web site, http://www.aviall.com, or aviall.com, as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. Unless otherwise noted, all numerical information included in this Annual Report on Form 10-K is presented as of December 31, 2005.

Recent Developments

•	On December 22, 2005, Aviall Services entered into a revenue- and risk-sharing agreement with General Electric Company, or GE, to exclusively supply GE with a select number of aftermarket parts for several GE CF6 engines for the life of that program, including the in-production CF6-80C2 and related models.

•	On January 31, 2006, Aviall Services entered into a distribution agreement with Smiths Aerospace LLC, or Smiths, an affiliate of Smiths Group plc whereby Smiths appointed us as the worldwide aftermarket distributor for their civil aerospace line of products for a ten-year period. For 2006, similar to recent contracts with other OEMs, Aviall Services will receive a commission for aftermarket sales made by Smiths while sales are transitioned from Smiths to Aviall Services and will begin to report full revenue when it takes over full operational responsibility. On an annualized basis, first-year equivalent revenue (including the full value of sales for which Aviall Services only accrues a commission) is expected to be in the range of $130 million to $140 million.

•	On February 2, 2006, ILS announced the acquisition of the assets of Internet Business Applications, Inc., including the intellectual property of its inventory management software, Aerospace Repairable Management System, or ARMS. ARMS provides tracking of maintenance, repair and overhaul processes and inventory management for aviation and defense industry distributors, suppliers and manufacturers. This acquisition advances ILS’s initiative of providing its customers with a complete end-to-end supply-chain solution.

Industry Overview

Aerospace Parts, Components and Supplies. The global market for aerospace parts, components and supplies generally consists of two related segments: the new aerospace parts segment and the aerospace aftermarket parts segment. The new aerospace parts segment is comprised of parts installed during the construction of new aircraft or engines. OEMs typically sell new aerospace parts, components and supplies for use on airframes or engines under construction directly to aircraft manufacturers and their subcontractors, such as Boeing, Raytheon, Lockheed Martin and European Aeronautic Defense and Space Company. The aftermarket parts segment is comprised of parts needed for the scheduled and unscheduled maintenance, repair and modification of aircraft already in use, and may be further divided into two distinct portions: the new parts portion and the redistribution portion. In the aftermarket segment’s new parts portion, OEMs and their distributors sell new aerospace parts, components and supplies for use on existing airframes and engines. In the aftermarket segment’s redistribution portion, aerospace parts dealers, airlines and others sell used, surplus and repaired aerospace parts or components for use on existing airframes and engines. Many operators in the aftermarket segment also provide maintenance and repair services for aerospace parts and components.

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

Aircraft operators replace aerospace parts and components based upon time or usage, either when they wear out or when applicable government regulations or specific manufacturer recommendations require them to be replaced. As a result of increased wear and tear and greater age and usage, older airframes and engines need substantially more parts than newer versions. Aircraft generally undergo more frequent parts replacements and repairs, at increasingly greater cost, as the age of the aircraft increases.

Aviall Services primarily operates in the aftermarket segment’s new parts portion, in which Aviall Services provides primarily new aerospace parts, components and supplies on behalf of OEMs mainly to government/military procurement agencies, commercial airlines, airfreight carriers, corporate flight departments, flight schools, fixed-based operations, OEMs, helicopter fleet operators, other U.S. and foreign governmental agencies and other distributors for installation on aircraft. In addition, Aviall Services provides primarily new aerospace parts, components and supplies on behalf of OEMs to the many maintenance and repair facilities for installation on military, commercial, general aviation and corporate aircraft, including helicopters, undergoing repair. Aviall Services also operates 20 repair and final assembly shops in cooperation with selected suppliers.

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

According to Overhaul & Maintenance, a leading industry publication, the global commercial maintenance, repair and overhaul market in which Aviall Services participates is currently at least $38 billion in size. Based on our experience with maintenance and repair organizations, we believe that approximately 40% of this amount results from labor or service charges. As a result, we believe the approximate sales value of all new, repairable and consumable aerospace parts, components and supplies is approximately $23 billion annually. We do not believe the marketplace as defined includes major new components, such as engines or retrofitted and upgraded electronics, nor the work performed on military aircraft by the various military organizations. We believe it does, however, include the parts used in the overhaul or installation of engines and electronics. For additional information concerning our revenue by operating segments and geographic information, see “Note 18 – Segments and Related Information” to our consolidated financial statements included in this Annual Report on Form 10-K.

Competition. In both the new parts and redistribution portions of the aftermarket segment, competition is generally based on factors such as the availability, price and condition of products and services and the level of customer service. Because used, surplus and repaired aerospace parts and components typically sell for substantially less than the corresponding new parts and components, companies in the redistribution portion often compete with companies in the new parts portion on the basis of price. Despite the price difference, many aircraft operators prefer new parts and components over used and repaired parts and components due to the perceived superior quality and direct traceability to the OEM. There are a number of aerospace-related electronic marketplace competitors, including alliances of OEMs, individual airlines, distributors and independent companies.

Industry Trends. Our operations and results of operations are affected by the general economic climate, particularly as it influences flight activity in the government/military, general aviation/corporate and commercial airline sectors. We benefit from our participation in all aviation sectors in the global aviation aftermarket.

Beginning in 2001, most commercial airlines and airfreight carriers were affected by a global economic slowdown and reported significant losses, substantially reduced their operations, retired older aircraft and deferred nonessential aircraft maintenance and overhaul services. Since that time, several commercial airlines have filed for bankruptcy protection. These events reduced demand for new commercial airline replacement parts that we sell. Although domestic commercial airlines have seen traffic levels increase since 2003, recent increases in fuel prices have limited the recovery trend. While the length of time required for the domestic commercial airline sector to return to profitability is not known, the international market has generally recovered from the 2001 economic slowdown. At the same time, the U.S. military and certain foreign militaries that utilize airframes powered by the Rolls-Royce Model T56, or RR T56, engine significantly increased their flight activities in connection with their increased military operations around the world, producing a higher rate of maintenance activity. We anticipate a modest contraction of these flight activities in 2006. General aviation/corporate flight activity grew during 2005, and we expect it to continue to grow in 2006, even at today’s record fuel prices.

Due to the recovery in the aviation sector, we are increasingly seeing supply shortages for OEM parts. Supply shortages also occurred during the recovery cycles of 1984 through 1988 and 1995 through 2000, and we expect, like then, these shortages will be alleviated over time.

We continue to believe purchasers of aerospace parts, components and supplies are increasingly using larger, more technically advanced suppliers that have broad product offerings and provide superior parts availability, customer service and delivery times. These purchasers tell us that they are seeking to reduce their number of suppliers to lower procurement and inventory costs, streamline buying decisions, reduce delivery times and improve service levels and their knowledge of the marketplace. In addition, the OEMs believe that distributors can more efficiently deliver their products and provide them with valuable forward-looking information on customer demand. We believe these industry trends favor large, well-capitalized, technologically advanced aftermarket providers, such as Aviall Services, that have broad product offerings and can deliver supply-chain management resources. During the past few years, a number of aerospace products suppliers have consolidated or combined their operations, and a number of OEMs have outsourced portions of their supply-chain management functions.

Aviall Services

New Parts Distribution and Logistics. Aviall Services purchases new aerospace parts, components and supplies from over 220 OEMs and resells them through our network of 39 customer service centers located in North America, Europe, Asia, New Zealand and Australia. Our ISO 9001-2000 registered central warehouse, which is located at Dallas-Fort Worth International Airport, or DFW Airport, stocks nearly 50,000 line items ranging from sophisticated turbine engine parts and components to lubricants, lamps and other consumable items. We also stock high-demand items in various customer service centers located near our customers around the world.

Our customers include government/military procurement agencies, commercial airlines, airfreight carriers, maintenance and repair organizations, corporate flight departments, flight schools, fixed-based operations, OEMs, helicopter fleet operators, other U.S. and foreign governmental agencies and other distributors. The following table depicts Aviall Services’ percentage of net sales in 2005 and 2004 by customer sector and to its ten largest customers and largest customer:

	2005	2004
Customer sector:
Government/military/other	44%	51%
Commercial airline	31%	24%
General aviation/corporate	25%	25%
Ten largest customers	47%	50%
Largest customer (Rolls-Royce)	26%	38%

We currently expect Rolls-Royce to remain our largest customer in 2006. Our sales to Rolls-Royce relate primarily to its role as prime contractor for RR T56 parts to the U.S. military. Pursuant to the RR T56 agreement, we ship U.S. military orders on behalf of Rolls-Royce and then invoice Rolls-Royce for the parts shipped. As a result, because we purchase all RR T56 parts from Rolls-Royce and the majority of RR T56 parts we sell are on behalf of Rolls-Royce, Rolls-Royce is both our largest customer and our largest supplier.

Suppliers. Aviall Services has developed strong relationships and alliances with suppliers to which we offer in-depth sales and marketing coverage, advanced inventory management, forecasting and order processing, and direct electronic communications with end-users of their products. The following table sets forth some of the products we sell for suppliers:

Original Equipment Manufacturer	Products

Rolls-Royce	Engine parts, modules and publications

General Electric	Engine parts, ignition components and lighting products

Goodrich	Ice protection systems, wheel and brake parts, lighting systems, sensors, fuel nozzles and emergency equipment

Honeywell	Fuel controls, engine systems and accessories, aircraft lighting and electronics, aircraft fasteners, environmental control systems and batteries

TransDigm	Ignition systems, filters, pumps, cables, valves, batteries, chargers and heaters

Our business strategy is to obtain additional aftermarket parts supply contracts, including large, long-term, exclusive supply contracts with leading OEMs. This focus on large, long-term exclusive supply contracts strategy is relatively new in the aerospace industry. In the past, we believe most of our suppliers have been forced to make significant investments in the distribution and supply-chain aftermarket support required when new components are initially incorporated into an airframe or aircraft engine. Specifically, these aerospace OEMs have been compelled to either provide their own distribution or to appoint dealers or distributors, which they sometimes also had to finance. Further, because parts and components may have long product life spans, this distribution and supply-chain aftermarket infrastructure sometimes has to be available to support a product for more than 50 years. Generally, these OEMs have viewed the distribution and aftermarket supply-chain elements of their organizations to be of limited value to their core engineering and manufacturing operations. As a result, Aviall has been able to provide a valuable service to OEM aerospace manufacturers by focusing on the outsourced provision of these ancillary distribution and supply-chain operations from a scaleable, centralized, technology-driven platform. By contracting their exclusive aftermarket new parts distribution through our extensive network, we believe these OEMs have benefited from one or more of the following:

•	lower inventory and associated storage costs;

•	higher returns on assets and invested capital;

•	a clearer understanding of demand and demand timing due to the derivation of all orders from a single source;

•	the ability to discretely identify manufacturing costs for new production lines and for spare parts;

•	lower distribution costs as a result of our extensive global resources; and/or

•	better demand forecasting and supply-chain management services, while avoiding related capital investments for new systems technology.

We believe this set of competitive advantages is compelling for OEMs, which seek to remove costs from their business where they are saddled with low production volumes and increasing regulation, particularly on new products. However, the aerospace industry has demonstrated a very slow adoption rate of both technology and business management change, so we may not be successful in convincing a significant number of OEMs to adopt the solutions that we offer. If we are unable to do so, our growth strategy would be impaired, and we would then rely on the smaller incremental gains that could be obtained either from market growth, which is often made volatile by business cycles, or market-share improvements.

Large Parts Contracts. We have two large long-term agreements with Rolls-Royce and one large long-term agreement with GE. In addition, we have a series of contracts with Honeywell to sell new aerospace parts and components. Under each of these agreements, we are the primary aftermarket supplier of these new parts and components, and we purchase these parts and components at a contractual discount from the manufacturers’ list prices. We also assist in managing the supply-chain functions for these product lines, including marketing, order administration, warehousing, inventory management, including demand forecasting, product sales and documentation support. The Rolls-Royce and Honeywell contracts each contain a termination-for-convenience provision. These provisions allow the other party to terminate the agreement, subject to receipt of advance written notice and any other specific requirements of the applicable contract after some period during the term, which in some instances include an obligation for the other party to pay a termination fee or repurchase inventory, or both. Additional information about these agreements is summarized below.

Aggregate sales of products supplied by Rolls-Royce, Honeywell and GE accounted for approximately 66% of Aviall Services’ net sales in both 2005 and 2004.

Rolls-Royce Model T56 Parts Agreement

We have a contract with Rolls-Royce for the worldwide aftermarket fulfillment rights to sell new parts it produces for the RR T56-series gas turbine engine until December 31, 2011.

The RR T56 military turboprop and its related Model 501-D commercial turboprop are the leading large turboprop engines in the world as measured by units sold and operating hours. The RR T56 military turboprop is installed primarily on the Lockheed Martin C-130 Hercules cargo plane, the Northrop Grumman E-2C Hawkeye, or E-2C, early warning aircraft and the Lockheed Martin P-3 Orion patrol aircraft, all of which are flown primarily by the U.S. military and foreign militaries. The Model 501-D commercial turboprop is installed primarily on the L-100/300, Convair 580 and the Lockheed Electra, which provide commercial passenger and cargo service in various countries around the world. Since their introduction in 1954, nearly 17,000 RR T56 and Model 501-D turboprops have been installed on a variety of propeller-driven aircraft. Over 8,000 RR T56 and Model 501-D series engines are currently in service.

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

Honeywell Parts Agreements

Between December 2000 and June 2002, we entered into multiple agreements with Honeywell which include Honeywell engine systems and accessories, or ESA, and environmental control systems, or ECS. Each of these agreements has a ten-year term. ESA includes cabin pressurization and air conditioning parts and components used on a wide variety of commercial aircraft, such as the Airbus A300/310 and Boeing 727, 747, DC-9, DC-10, MD-11 and MD-80. ECS includes fuel control units and associated devices that are used on various business, regional, commercial and military aircraft.

Although our rights under these agreements are not exclusive, Honeywell must provide us with a purchase credit towards our future purchases for each part that Honeywell sells directly to a third party, other than excluded customers.

In September 2003, we expanded the parts covered by our aftermarket representation of Honeywell by entering into an agreement with Honeywell Electronics & Lighting. The agreement covers aftermarket parts sales, including marketing, order administration, warehousing and product distribution, for Honeywell airline and general aviation lighting and electronic products until September 30, 2015. We expect the market for these products to remain stable over the term of this agreement.

Rolls-Royce Model 250 Parts Agreement

We have a contract with Rolls-Royce for the exclusive right to sell all parts, modules and related technical publications it produces for the Rolls-Royce Model 250, or RR 250, series engine until January 1, 2010. The RR 250 engine powers more than 125 different helicopter and fixed-wing aircraft in both the commercial and military sectors, making it the most popular engine in the turbine-powered light helicopter market. Since the introduction of the RR 250 in 1965, approximately 28,500 RR 250 engines have been delivered and have accrued over 170 million flight hours. More than 14,000 of these engines are currently in service, primarily on commercial helicopters.

Either party may terminate this agreement for convenience by giving 120-days’ prior written notice to the other. In addition, Rolls-Royce may terminate this agreement on terms substantially similar to those of the RR T56 contract. We currently have no future contractual inventory purchase commitments, except those required under normal purchasing lead times, which may be up to twelve months or longer.

GE CF6 Agreement

On January 28, 2005, we entered into the GE CF6 agreement whereby GE has appointed us as the exclusive worldwide distributor of unique parts for GE CF6-50 and CF6-80A, or CF6, engines. The term of the GE CF6 agreement will continue as long as either GE CF6 engine is operational on an airworthy aircraft. However, GE may terminate this agreement prior to this time:

•	if we breach a restriction that prohibits us from selling, manufacturing or distributing certain engine parts that compete with GE OEM engine parts;

•	if our on-time delivery of parts to customers falls below a minimum level;

•	if we experience a change of control that results in us being acquired by a competitor of GE’s aircraft engine business or other types of parties more specifically identified in the agreement; or

•	if we materially breach the agreement.

In connection with the GE CF6 agreement, we entered into a separate agreement with GE whereby GE and its affiliates have agreed to purchase their requirements for GE CF6 products from us. This parts supply agreement will remain in effect for the term of the GE CF6 agreement. We sell a significant amount of GE CF6 products to GE and its affiliates under this parts supply agreement for the overhaul of GE CF6 engines owned by third parties.

Repair and Final Assembly Shops. We operate a total of 20 overhaul, repair and final assembly shops authorized by the relevant civil aviation authority in cooperation with selected suppliers. We test, restore and recharge nickel-cadmium aviation batteries at our eight battery service centers. We inspect, repair and modify aircraft wheels and brakes at our seven wheel and brake overhaul and repair shops. We operate five hose assembly shops for selling and assembling a wide variety of aircraft hoses. Net sales from these repair and assembly activities, including parts used in these activities, represented approximately 6% Aviall Services’ net sales in both 2005 and 2004.

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

Aviall Services also offers advanced electronic data interchange communications, which provide direct customer access to its inventory management and retrieval system. In addition, customers may access our order-management system over the Internet at our award-winning Web site, aviall.com, which enables customers to search for parts using an online catalog, determine parts availability, place orders, request quotes and check order and quote status. We built this enhanced Web site with the primary goal of creating customer- and supplier-friendly functionality and increasing productivity.

Sales and Marketing. Aviall Services’ sales and marketing efforts emphasize advanced e-commerce capabilities, availability of product, breadth of product offering, competitive pricing, attention to customer service and value-added functions through advanced systems and inventory management/logistics applications.

We conduct direct sales and marketing efforts through a team of employees worldwide, supplemented by third-party sales representatives located throughout Europe, South America, the Middle East and the Asia-Pacific region. These employees and representatives meet regularly with our customers to solicit orders by offering solutions to our customers’ requirements and procurement needs. In addition, these employees and representatives also work with our customers and suppliers to identify new market opportunities and provide support for existing products. This gives our customers the opportunity to improve their inventory efficiency, increase revenue and offer enhanced services to their end-users.

Our sales staff works closely with our customer service center managers and our inventory-provisioning group to ensure that inventory availability and customer service levels are maintained. Our staff conducts frequent meetings with key suppliers to provide information to our customers about new product introductions, as well as to obtain marketing and sales training. From time to time, Aviall Services also directly surveys its customers to measure our performance against expectations and to identify opportunities for improvement. In addition, from time to time, Aviall Services sponsors parts and maintenance symposia, with participation by both suppliers and customers, at which suppliers showcase new product lines and provide related technical training. These symposia provide us with an important forum that allows us to communicate with our customers and to obtain candid feedback from both our customers and end-users.

In addition, we believe Aviall Services’ parts catalog, which is published approximately every three years, is the recognized industry standard for parts and applications in the general aviation/corporate sectors. We currently offer the catalog in compact disk, Web-based and paper versions. Aviall Services also uses institutional advertising, co-op advertising programs with suppliers and direct mail programs, and sends representatives to a number of industry trade shows around the world to ensure the enhanced visibility of its name, products and services in the market.

Competition. The market for new, repairable and consumable aerospace parts, components and supplies is large but also highly fragmented with no single competitor holding a dominant position. Aviall Services’ competitors for the sale of new aerospace parts, components and supplies include independent distributors and redistribution suppliers. However, the largest competitors are the captive distribution organizations of aerospace OEMs. Accordingly, we believe that supplanting in whole or in part the aerospace OEMs’ captive distribution organizations represents our primary growth opportunity. Since Aviall Services has maintained and materially strengthened its position as the leading independent provider of new aerospace parts, components and supplies in the aftermarket, we believe we can offer a more cost-effective distribution alternative for these OEMs on the basis of availability, price and quality of products and services and the level of service to their customers.

Inventory Locator Service

General. For over 25 years, ILS has profitably served as an electronic marketplace for geographically dispersed buyers and sellers of parts, equipment and services in the aerospace industry. In addition, ILS operates electronic marketplaces for the marine industry and the U.S. and international government procurement markets. At December 31, 2005, ILS served more than 16,500 users in over 90 countries. ILS operates online electronic marketplaces enabling its aerospace, marine and government subscribers to purchase or list parts, equipment and services for sale within a diverse community of users. Sellers list their parts, equipment and services on ILS’s databases to attract buyers from around the world, open new markets and increase sales. ILS’s parts databases enable buyers to quickly locate new, used and refurbished parts from multiple sources or to locate alternate parts when needed. ILS’s parts databases list more than 58 million line items, representing over five billion parts. In addition to its core parts, equipment and services databases, ILS provides access to over 150 million records of U.S. government information. This information allows users to research manufacturers of specific parts, locate alternate parts, find additional uses and markets for parts and review U.S. government procurement histories to determine values for parts. ILS is continually adding to its e-commerce services, which already include online requests for quotes, automated search capabilities, Web-linked communications, maintenance, repair and overhaul e-marketplace, integration capabilities, inventory valuations, electronic catalog services, government bid alerts, e-mail tools and fax capabilities.

Subscribers. ILS’s aerospace-related subscribers include OEMs, distributors, resellers, overhaul and repair facilities, fixed-base operators, most of the world’s major airlines and U.S. and international government procurement agencies. ILS’s marine-related subscribers include manufacturers, repair facilities, distributors and ship owners and operators. Subscribers may select from various levels of service to suit their needs and budgets. In addition, ILS has customized service offerings for specific market segments. ILS’s largest users have typically signed multiuser, multilocation agreements that provide for wider access to ILS data by their employees.

Sales and Marketing. ILS markets its electronic marketplaces to both buyers and sellers in the aerospace and marine industries and the U.S. and international government procurement markets. ILS is headquartered in Memphis, Tennessee and maintains regional offices in Atlanta, Georgia; Seattle, Washington; and Singapore. ILS also has independent sales representatives in the United Kingdom, the United Arab Emirates and Canada. In addition, ILS has representatives in areas where it has major concentrations of customers to provide them with training and technical support.

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

Employees

As of December 31, 2005, Aviall had 1,009 employees, none of whom is represented by collective bargaining units, except for fewer than ten employees residing in The Netherlands. We believe that our relationships with our employees are good.

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

Additionally, some of the products, such as chemicals and life rafts that we sell to our customers contain hazardous materials that are subject to FAA regulations and federal, state, local and foreign environmental protection laws. If we ship such products by air, we share responsibility with the air carrier for compliance with these FAA regulations and are primarily responsible for the proper packaging and labeling of these items. If Aviall Services mislabels or otherwise improperly ships hazardous materials, it may be liable for damage to the aircraft and other property, as well as substantial monetary penalties. Any of these events could have a material adverse effect on our financial condition or results of operations. The FAA actively monitors the shipment of hazardous materials.

In addition, some of our previously owned businesses used chemicals classified by various federal, state, local and foreign agencies as hazardous substances. We retain environmental liabilities related to these businesses for the period prior to their sale. Changes in estimates of these retained environmental liabilities are classified as other gains and losses in continuing operations or as discontinued operations depending on the accounting treatment that applied at the time the decision was made to exit the business. For further discussion, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” in this Annual Report on Form 10-K and “Note 16 – Environmental Matters” to our consolidated financial statements included in this Annual Report on Form 10-K.

Item 1A:	Risk Factors

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

A number of risks and uncertainties may cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that may cause our actual results to differ materially from the forward-looking statements are set forth in this Annual Report on Form 10-K, included under “Item 1A: Business - Risk Factors.” Other factors may cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K, and, except as required by law, we do not undertake any obligation to publicly update or revise our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements.

Risk Factors

Our dependence on the aerospace industry makes us susceptible to negative trends and adverse economic conditions in the aerospace industry.

Virtually all of Aviall Services’ net sales and operating income are derived from the sale of parts, components, supplies and services to customers in the global aerospace and defense industries. As a result, Aviall Services’ business is directly affected by trends and economic factors that affect flight activity and costs in the aerospace industry, including fuel prices, economic cycles, inflation, labor demands and political instability and regulatory oversight, as well as other factors that affect flying activity by the U.S. military and its allies.

Reduced flight activity and increased fuel and other costs generally result in reduced demand for parts, components, supplies and services by customers in the aerospace industry. Increased fuel and other costs may also affect the financial health and continued viability of our customers in the aerospace industry. Because a high proportion of Aviall Services’ operating costs are relatively fixed, reduced sales have a negative impact on its margins and earnings, as lower gross profits cannot be offset by lower expenses. Further, because we purchase parts, components and supplies from our suppliers in advance of orders from our customers based upon our estimates of future demand, reduced demand may have a materially detrimental impact on our cash flow and earnings. If expected sales do not materialize, our inventory levels may increase, resulting in increased financing requirements and interest expense and reducing the credit available under our senior secured credit facility, or the Credit Facility.

Over the past four and a half years, the demand for commercial air transport has been reduced by a global economic slowdown, terrorist attacks and the resulting economic fallout, military activity in Iraq and Afghanistan and record high prices for jet fuel. These factors have accelerated the retirement of older aircraft and caused the deferral of nonessential aircraft maintenance and overhaul services. This in turn has reduced the demand for our parts, components and supplies used on commercial aircraft. In addition, some air operations have been reduced because commercial airlines, airfreight carriers and other commercial airline-related firms around the world and especially domestically have been experiencing large financial losses, which have resulted in many bankruptcies. Although passenger and freight traffic increased in 2005, we cannot predict the extent of recovery of the long-term viability of the global commercial aviation sector, particularly in the U.S. Further, the recovery could be hindered by a number of factors, including slower economic growth, uncertainty, acts of war or terrorism or higher fuel prices.

In recent years, we have relied heavily on increased flight activity by U.S. and foreign militaries of aircraft fitted with the RR T56 series engine to offset the decrease in commercial aviation activity. In 2005, we have experienced both a slowing of demand as well as an increase in backorders for RR T56 parts, which has resulted in a decline in RR T56 parts sales. In addition, the U.S. military and certain foreign militaries may not sustain their current levels of flight activity; therefore, the demand for parts and components for military aircraft utilizing the RR T56 engine may be further reduced. As a result, we may be unable to realize fully all of the benefits for the remaining terms that we hope to receive from our RR T56 engine parts agreement with Rolls-Royce. Moreover, if some or all of these militaries were to effect an extensive, protracted grounding of their fleets of C-130 Hercules aircraft, the primary aircraft on which RR T56 engines are fitted, our business would be severely affected. If demand for RR T56 engine parts decreases substantially, our inventory levels of RR T56 engine parts could grow to be larger than needed to support our sales, increasing our financing requirements and interest expense and reducing the credit available under the Credit Facility.

During the remainder of 2006 and beyond, we expect to generate significant sales of GE CF6 engine parts. Currently, the end-users of a majority of GE CF6 engine parts consist of a relatively small number of commercial passenger and freight airlines. As a result, our ability to realize fully all of the benefits we hope to receive from the GE CF6 agreement will depend on the continued operation of aircraft using GE CF6 engines by these airlines or by third parties if these airlines discontinue the use of those aircraft. If several of these commercial passenger or freight airlines reduce their demand for GE CF6 engine parts due to economic or other factors or if there is an extensive, protracted grounding of GE CF6 engines or aircraft using GE CF6 engines, our business could be severely affected.

In addition, the demand for our parts, components and supplies could decrease if one or more of our significant customers were to eliminate or retire one or more of their fleet types using RR T56 or GE CF6 engines. Further, the demand for our parts, components and supplies could decrease if one or more of our significant customers go out of business. Any decreases in demand for our parts, components and supplies could have a material adverse effect on our business, financial condition or results of operation.

If one or more of these negative trends and adverse economic conditions materializes, we may be required to write-off a portion of our contract rights. At December 31, 2005, our contract rights totaled $221.8 million in the aggregate and are included in intangible assets.

If GE terminates the GE CF6 agreement or limits its relationship with us, our business and the value of our common stock could be materially adversely affected.

On January 28, 2005, we entered into the GE CF6 agreement. Subject to earlier termination, the term of this agreement will continue for so long as either GE CF6 engine is used on an airworthy aircraft. However, GE may terminate this agreement if we materially breach it. In general, GE may also terminate this agreement if we are acquired by a competitor of GE’s aircraft engine business or a party that, in GE’s good faith judgment and reasonable discretion, does not have the resources and expertise to perform our obligations under this agreement or does not have a reputation for integrity, sound business ethics and compliance with laws. In addition, GE may terminate this agreement if our delivery performance falls below certain specified levels. In the event that GE discontinues production of the items we sell or terminates or fails to perform under the GE CF6 agreement, and we are otherwise unable to obtain the parts we need to fulfill our customers’ orders, our results of operations would likely be materially adversely affected.

If GE, Rolls-Royce or Honeywell terminates or limits their relationships with us, our net sales may decline substantially and our business may be materially adversely affected.

We have a large, long-term agreement with GE to sell GE CF6 engine parts, and two large, long-term agreements with Rolls-Royce to sell its parts. In addition, we have a series of long-term agreements with Honeywell to sell its parts. During 2005, aggregate sales of products supplied by Rolls-Royce, Honeywell and GE were $840.7 million, or 65% of Aviall’s net sales. We expect these agreements to continue to represent a substantial percentage of our future net sales.

While our agreements with Honeywell and Rolls-Royce are ten-year agreements, each of these agreements, unlike the GE CF6 agreement, contains a termination-for-convenience provision. These provisions allow the other party to terminate the agreement on the dates set forth below, subject to receipt of advance written notice and any other specific requirements of the applicable contract, which in some instances include an obligation for the other party to pay a termination fee or repurchase inventory, or both.

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

GE, Honeywell and Rolls-Royce may also terminate these agreements if we materially breach or fail to make payments under these agreements, or if we become bankrupt or insolvent or commence bankruptcy proceedings. Furthermore, Rolls-Royce may terminate our agreements to provide RR T56 engine parts and RR 250 engine parts upon 120-days’ prior written notice upon a change of control of Rolls-Royce, if we are acquired by a competitor of Rolls-Royce, or if we are acquired by a person that is not a competitor of Rolls-Royce and the acquisition causes our credit rating to fall. The GE CF6 agreement also allows GE to terminate the agreement upon a change of control of Aviall if the acquiring person or entity does not meet certain qualifications.

In the event that GE, Rolls-Royce and/or Honeywell discontinues production of the items we sell or terminates or fails to perform under our agreements with them, and we are otherwise unable to obtain the parts we need to fulfill our customers’ orders, our results of operations would likely be materially adversely affected.

Our largest customers represent a major percentage of our total business and loss of all or some of these customers could have a material adverse effect on our operating results.

In 2005, Aviall Services’ ten largest customers represented, in the aggregate, approximately 47% of its net sales, and Rolls-Royce, its single largest customer, accounted for approximately 26% of its net sales. The sales to Rolls-Royce relate primarily to its role as prime contractor for supplying RR T56 parts to the U.S. military. The loss of Rolls-Royce or the loss of the business that we conduct through Rolls-Royce with the U.S. military would, and the loss of all or some of these other large customers may, have a material adverse effect on our business, financial condition or operating results.

Our corporate headquarters, distribution network hub and approximately 89% of the gross book value of our inventory reside in the same building. If we lose access to, or use of, this building, our business would be interrupted, which may adversely affect our business and operating results.

Our corporate headquarters at DFW Airport is the hub for our distribution network. Approximately 89% of the gross book value of our inventory resides in this building, and we receive and ship the majority of our inventory from this location. If we were unable to access this building for any reason or if this building were destroyed or materially damaged, our business would be materially adversely affected.

Furthermore, any damage to the building could damage some or all of the inventory stored in the building. If inventory is damaged, the FAA could require us to inspect each item before sale, which could take a protracted amount of time and cause us to lose sales and customers. Any material loss of sales or customers would have a material adverse effect on our business and results of operations.

While we have a disaster recovery plan to manage the use of our information technology and deal with tele-communications interruptions and other disasters, this plan has not been tested in a disaster-equivalent environment. In addition, we have business interruption insurance to both offset the cost of, and compensate us for, most events that interrupt our operations. However, the coverage may not be sufficient to compensate us for all potential losses and the conditions to the coverage may preclude us from obtaining reimbursement for some potential losses. While we have attempted to match our coverage to the most likely potential disasters and events that may interrupt our business, we may not have been able to foresee all the costs and implications of a disaster or other event and, therefore, the coverage may not be sufficient to reimburse us for our losses. Any material losses for which we are unable to obtain reimbursement may have a material adverse effect on our financial results.

Our significant indebtedness and other contractual obligations may adversely affect our financial health.

As of December 31, 2005, we had $283.9 million of debt outstanding, including capital lease obligations. In 2006, we have committed to purchase significant amounts of parts under various distribution agreements. We also have significant obligations under operating leases.

As of December 31, 2005, we had approximately $133.2 million of floating rate borrowings outstanding. In addition, the Credit Facility allowed for up to $175.9 million of additional floating rate borrowings as of December 31, 2005. As a result, our floating rate borrowings could increase dramatically in the future. Future interest rate increases will increase the interest expense on our floating rate borrowings, which may be significant.

Our leverage may have important consequences. For example, it may:

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

We and our subsidiaries will be able to incur substantial additional indebtedness in the future under the Credit Facility, any debt securities issued under our shelf registration statement and any other debt securities we issue to the extent permitted by the Credit Facility and the indenture governing the Senior Notes. Although the Credit Facility and the indenture governing the Senior Notes restrict us and our restricted subsidiaries from incurring additional debt, these restrictions are subject to important exceptions and qualifications. If we or our subsidiaries incur additional debt, the risks that we and they now face as a result of our leverage may increase.

The terms of our indebtedness could restrict our operations.

The terms of our indebtedness, including the Credit Facility, and the indenture governing the Senior Notes contain covenants restricting our ability to, among other things, incur certain additional debt, make specified payments and capital expenditures, authorize or issue capital stock, enter into transactions with our affiliates, consolidate, merge with or acquire another business, sell certain of our assets or liquidate, dissolve or wind-up our company. In addition, the terms of the Credit Facility require us to achieve and maintain certain specified financial ratios. These restrictions may limit our ability to engage in activities which could expand our business, including obtaining future financing, making needed capital expenditures, or taking advantage of business opportunities such as strategic acquisitions and dispositions.

Our failure to comply with the covenants contained in the Credit Facility or the indenture governing the Senior Notes may result in an event of default that may cause acceleration of our indebtedness.

Our failure to comply with the covenants and other requirements contained in the indenture governing the Senior Notes, the Credit Facility or our other debt instruments may cause an event of default under the relevant debt instrument. The occurrence of an event of default may trigger a default under our other debt instruments, prohibit us from accessing additional borrowings, and permit the holders of the defaulted debt to declare amounts outstanding with respect to that debt to be immediately due and payable. Our assets or cash flow may not be sufficient to repay fully borrowings under our outstanding debt instruments, and we may be unable to refinance or restructure the payments on indebtedness on favorable terms or at all. An event of default under the Credit Facility or the Senior Notes, particularly if followed by an acceleration of any outstanding amounts, may have a material adverse effect on our business.

A significant failure of our computer systems or networks may increase our operating costs significantly, cause us to lose customers and otherwise adversely affect our business.

We depend upon our computer systems and networks to deliver our products and services, respond to the needs of our customers, sell and manage our inventory, perform accounting and administrative functions, provide product and other informational services and create ILS’s electronic marketplaces. The success of our businesses depends upon our ability to provide superior reliability, capacity and security for both our Internet-based and dial-up systems. We are continually upgrading our computer networks and software. Our computer systems and networks, and external networks upon which we depend, are subject to factors that may cause interruptions in service or reduce capacity for our customers, including, but not limited to, physical damage, problems upgrading or integrating new hardware or software, power loss, capacity limitations, software defects and breaches of security due to computer viruses, break-ins or otherwise. Significant interruptions in service, capacity limitations or security breaches may disrupt our relationships with our suppliers and customers, which may have a material adverse effect on our business, financial condition or results of operations.

Competition in our industry is intense. If we cannot compete effectively, we may lose market share and our business may otherwise be negatively affected.

With respect to Aviall Services, the market for aerospace parts, components and supplies is extremely competitive, and we face competition from a number of sources. Aviall Services competes with independent distributors, redistribution suppliers and aerospace OEMs that, in the aggregate, offer most of the same product lines to the same customers. Many of our existing and potential competitors have greater resources than we have. Also, many of our agreements with our suppliers, including some, like those with Honeywell, are non-exclusive, and others, like those with Rolls-Royce and GE, permit the supplier to sell its products directly to our customers under limited circumstances. Additionally, from time to time, we face competition from individual airlines liquidating or reducing their inventories, and in the future, we may face pricing pressures from airline consortiums pooling their resources to purchase parts, components and supplies at discounted prices.

Numerous companies compete with ILS in the operation of global aerospace- and marine-related electronic marketplaces. Our competitors in this area include airlines, manufacturers, distributors, independent companies, and their alliances, and we expect the competition in this area to increase in the future.

These competitive pressures may have a material adverse effect on our business, financial condition or results of operations.

If we fail to accurately forecast our inventory requirements, we may incur significant costs or lose customers and our business may otherwise be adversely affected.

We use complex rolling forecasts based upon our anticipated product orders to determine what we purchase from our suppliers. Lead times for our product orders vary significantly and depend on factors such as specific supplier requirements, contract terms and the then-current market demand for particular products. If we underestimate our product requirements, we may have insufficient inventory to meet demand, which may result in shipping delays, lost sales and dissatisfied customers. Alternatively, if we overestimate our product requirements, we may accumulate excess inventory, which may result in increased carrying costs and write-offs of inventory and related unamortized contract rights. In addition, we may be required to write-off inventory and related unamortized contract rights when we stop selling a supplier’s parts or components or when a supplier chooses to compete against us. Any future write-offs may have a material adverse effect on our business, financial condition or results of operations.

If our inventory does not meet specifications established by certain governmental agencies, we may incur significant costs and our operating performance may otherwise be negatively affected.

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

Parts and components that we own or acquire are subject to changing standards, which may require us to modify or eliminate parts and components contained in our inventory. Aerospace parts manufacturers may also develop new parts and components to be used in lieu of parts and components already contained in our inventory. In all such cases, to the extent that we have such parts and components in our inventory, their value may be reduced.

If our FAA repair authority is revoked or limited, we may incur significant costs and our growth may be hindered.

In 2005, Aviall Services’ product overhaul, repair and final assembly activities, which are regulated by the FAA, represented approximately 6% of Aviall Services’ net sales, including the parts used in these activities. The FAA prescribes standards and licensing requirements for aerospace components and effectively regulates component repair stations worldwide. Comparable agencies also regulate these matters in each of the foreign countries in which Aviall Services conducts operations. If Aviall Services does not have required FAA authority for its overhaul, repair and final assembly facilities, or loses the authority once it has been granted, the operation of that facility may be prohibited until it is able to obtain FAA authority.

While we believe that Aviall Services possesses all required domestic and foreign governmental certifications, the revocation or limitation of its FAA repair authority would have a material adverse effect on its overhaul, repair and final assembly operations. In addition, we may be forced to incur unanticipated costs to adapt Aviall Services’ overhaul, repair and final assembly operations to any changes in FAA regulations. Moreover, for purposes of their own compliance with FAA requirements, some of our customers may require us to certify that our facilities, products and services meet certain standards and specifications. If we fail to meet these certification requirements or fail to maintain our certified status with one or more of our customers, our reputation may be harmed, which may have a material adverse effect on our business, financial condition or results of operations.

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

During 2005, we derived approximately 28% of our total sales from selling our products and services to customers located outside of the U.S. and 4% of our aggregate sales were denominated in foreign currencies. The percentage of our net sales derived from selling our products and services outside of the U.S. may increase in the future.

Although we may enter into certain transactions to hedge the risk of foreign currency exchange rate fluctuations or take other steps to protect against these risks, we may be unable to fully protect ourselves against these risks. Any of these risks may have a material adverse effect on our business, financial condition or results of operations.

The interests of our largest stockholder may be inconsistent with the interests of our other equity holders.

As of February 22, 2006, affiliates of The Carlyle Group, or the Carlyle Investors, beneficially owned approximately 13% of our common stock, and two managing directors of The Carlyle Group sit on our Board of Directors. In addition, pursuant to an Investor Rights Agreement with the Carlyle Investors, we may not take certain actions without their consent, including incurring certain types of additional debt, making specified payments and capital expenditures or issuing any class of capital stock that ranks senior to our common stock. As such, The Carlyle Group asserts considerable influence over our operations. The interests of The Carlyle Group and its affiliates may not be consistent with the interests of our other equity holders. Although the Carlyle Investors may dispose of up to an additional 4,624,615 shares of common stock, portions of the Investor Rights Agreement will continue in effect for so long as the Carlyle Investors continue to beneficially own at least 3.5% of our common stock.

We may incur significant costs and expenses related to environmental remediation.

Various federal, state, local and foreign laws and regulations require property owners or operators to pay for the costs of removal or remediation of hazardous or toxic substances located on, under or emanating from their property. Some of our current operations, such as our battery repair and brake service centers, use small quantities of hazardous or toxic substances in their operations. Additionally, we sell hazardous or toxic substances which are used by aerospace customers. Some of our previously owned businesses used certain chemicals classified by various federal, state, local and foreign agencies as hazardous substances. We have retained certain environmental liabilities related to these formerly owned businesses and/or properties and are involved in various stages of investigation and cleanup to comply with federal, state, local and foreign regulations related to these formerly owned businesses and/or properties.

These same laws and regulations also impose liability for contamination on persons who sent wastes to, or arranged for the disposal or treatment of hazardous or toxic substances or wastes at, a disposal or treatment facility. These laws and regulations generally impose liability regardless of whether the entity arranging for disposal ever owned or operated the disposal facility. In the U.S., liability may be imposed retroactively and on a joint and several basis. We have been named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and the Superfund Amendments and Reauthorization Act or similar state laws at several third-party disposal sites. At five of these sites, wastes were allegedly sent by the previous owner of assets used in our discontinued engine services operations. Accordingly, the previous owner has retained, and has been discharging, all liability associated with the cleanup of these sites pursuant to the sales agreement. Although we may be potentially liable in the event of nonperformance by the previous owner, we do not anticipate that we will incur any significant costs in connection with these matters. We have also been named a potentially responsible party at two disposal sites. In addition, we have pending lawsuits related to environmental remediation associated with our former properties or with the transfer of waste generated by our previously owned businesses to offsite disposal facilities. We do not expect future costs in relation to any of these matters will be material.

As a past operator of businesses that used hazardous or toxic substances, we may be liable for additional removal or remediation costs, governmental penalties, property damage and related expenses. These costs and expenses may be significant and have a material adverse effect on our business, financial condition or results of operations.

If we improperly ship hazardous materials, we may incur substantial fines or damages.

The FAA exercises regulatory jurisdiction over and actively monitors the shipment of hazardous materials by air. Some of the products that we sell contain hazardous materials that are subject to these regulations, such as chemicals and life rafts. We share responsibility with the air carrier for compliance with FAA regulations in shipping hazardous materials by air, and we are primarily responsible for the proper packaging and labeling of these items. If we mislabel or otherwise improperly ship hazardous materials, we may be liable for damage to the aircraft and other property as well as substantial monetary penalties. If any of these events were to occur, they may have a material adverse effect on our business, financial condition or results of operation.

Our failure to comply with the numerous laws and government regulations that govern our business may result in us being liable for material fines, penalties or damages or may restrict our operations.

In addition to regulation by the FAA, foreign civil aviation authorities and the U.S. Environmental Protection Agency, our operations are subject to numerous federal, state, local and foreign laws and government regulations. While we endeavor to comply with all applicable laws and government regulation, our operations may from time to time fail to fully comply with some of these laws and government regulations. Any violation of these laws or government regulations may result in material fines, penalties or damages being imposed on us or may result in restrictions or limitations on how we conduct our operations. Any such fines, penalties or damages or limitations on our operations may have a material adverse effect on our business and results of operations.

Advances in technology and evolving industry standards may increase our costs or cause us to lose customers.

The electronic marketplace business in which ILS operates is characterized by evolving industry standards and changing customer requirements. The introduction of new hardware or software or the emergence of new industry trends or standards may render our existing hardware, software or services obsolete, cause us to incur significant hardware, software, development or labor costs or cause us to write-off prior investments in hardware or software. In addition, our failure to introduce new services and enhancements to our existing services in response to changing market conditions, customer or technology requirements or delays from the implementation of our enterprise resource planning software may cause us to lose business to our competitors. Any of these risks may have a material adverse effect on our business, financial condition or results of operations.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including Sarbanes-Oxley, new SEC regulations and New York Stock Exchange rules, are creating uncertainty for public companies. These new or changed laws, regulations and standards are subject to changing interpretations, in many cases due to their lack of specificity. As a result, their application may evolve over time as new guidance is provided by regulatory bodies, which may result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. These evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory bodies due to ambiguities related to practice, our reputation and hence the value of our stock may be harmed.

In addition, it has become increasingly more expensive for us to obtain director and officer liability insurance. We expect that maintaining this coverage will require the continued commitment of significant resources. Further, our Board of Directors, the Chairman, President and Chief Executive Officer, or CEO, and the Senior Vice President and Chief Financial Officer, or CFO, may face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board of directors and such executive officers, which may harm our business.

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Properties

Facilities

As of December 31, 2005, our corporate headquarters, Aviall Services’ headquarters, central warehouse operations and various product repair shops are located in a 330,000-square-foot facility at DFW Airport. This facility is comprised of 245,000 square feet of central warehouse and product repair shops and 85,000 square feet of office space. This facility contains approximately 89% of the gross book value of Aviall Services’ inventory and the primary information systems for Aviall and Aviall Services. We occupy this facility pursuant to a lease expiring in December 2013 with a three-year renewal option followed by a five-year renewal option at the then-prevailing fair market lease rate. In addition, we have a one-time option to elect to expand our premises by approximately 100,000 square feet. We must exercise this expansion option before November 2006.

At December 31, 2005, our principal operating facilities were:

Location	Square Footage	Lease Expiration Date	Function
DFW Airport, Texas (Dallas)	330,000	December 2013	Corporate headquarters and Aviall Services’ headquarters, central warehouse operations and various product repair shops

Memphis, Tennessee	32,000	February 2011	ILS headquarters and operations

On December 31, 2005, we occupied 52 other facilities around the world, including administrative, sales, distribution and operations/repair facilities and customer service centers that support our parts distribution business. Each of our domestic real properties is held under an operating lease. In 2006, we expect to pay $5.0 million in rental expense for our facility leases. We believe our material facilities, machinery and equipment are suitable for the purposes for which they are used and are adequately maintained in all material respects.

ISO 9001-2000 Certification

Aviall Services’ facility located at DFW Airport is ISO 9001-2000. The ISO 9001-2000 standard is an internationally recognized quality management system standard developed by the International Organization for Standardization to facilitate international trade.

Item 3:	Legal Proceedings

We are routinely involved in legal proceedings incidental to our businesses. Pending matters include actions involving liability for environmental matters, tort claims and other matters. While any legal proceeding has an element of uncertainty, based on presently available information and given existing financial reserves, we believe that the ultimate disposition of all such proceedings and environmental matters will not have a material adverse effect on our results of operations, financial condition or cash flows, although certain matters may be material to cash flows in any one year. For information concerning environmental matters, see “Item 1: Business - Regulation - Environmental” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters” in this Annual Report on Form 10-K.

Item 4:	Submission of Matters to a Vote of Security Holders

None.

Item 4A:	Executive Officers of the Registrant

Our executive officers are as follows:

Name	Office(s)
Paul E. Fulchino	Chairman of the Board of Directors, President and Chief Executive Officer
Dan P. Komnenovich	President and Chief Operating Officer of Aviall Services
Bruce Langsen	President of ILS
Charles M. Kienzle	Senior Vice President of Operations of Aviall Services
Jeffrey J. Murphy	Senior Vice President of Law and Human Resources, Secretary and General Counsel
James T. Quinn	Senior Vice President of Sales and Marketing of Aviall Services
Colin M. Cohen	Senior Vice President and Chief Financial Officer
Joseph Y. Lacik	Senior Vice President of Information Services of Aviall Services
Jacqueline K. Collier	Vice President and Controller
Louis F. Koch	Vice President of Human Resources

Paul E. Fulchino, 59, has served as Chairman of the Board of Directors, President and Chief Executive Officer since January 2000. From 1996 through 1999, Mr. Fulchino was President and Chief Operating Officer of B/E Aerospace, Inc., a leading supplier of aircraft cabin products and services. From 1990 to 1996, Mr. Fulchino served in the capacities of President and Vice Chairman of Mercer Management Consulting, Inc., an international general management consulting firm. Earlier in his career, Mr. Fulchino held various engineering positions at Raytheon Company.

Dan P. Komnenovich, 53, has served as President and Chief Operating Officer of Aviall Services, Inc. since January 2004. Mr. Komnenovich rejoined Aviall in August 2000 and served as Aviall Services’ Executive Vice President and Chief Operating Officer from August 2000 to December 2003. From January 1999 to July 2000, Mr. Komnenovich was a Principal with Kincaid Capital Group, an investment management firm. From March 1995 to December 1998, Mr. Komnenovich served as Executive Vice President and Chief Financial Officer of Dallas Airmotive, Inc., a business aircraft engine overhaul company. Mr. Komnenovich held various positions with us between 1983 and 1995, including Senior Vice President of Marketing and Development.

Bruce Langsen, 59, has served as President of ILS since June 1996. Prior to his tenure as President of ILS, Mr. Langsen served as Executive Vice President of ILS. Mr. Langsen joined ILS in 1993 as its Vice President of Marketing and Sales. Prior to joining ILS, Mr. Langsen was Senior Vice President and General Manager for Express Airlines II.

Charles M. Kienzle, 53, has served as Aviall Services’ Senior Vice President of Operations since June 1996. Mr. Kienzle served as Senior Vice President of Operations of our domestic engine services division from January 1996 to June 1996. From 1993 to January 1996, Mr. Kienzle was Senior Vice President of Human Resources and Administration.

Jeffrey J. Murphy, 59, has served as Senior Vice President of Law and Human Resources, Secretary and General Counsel since December 1996. From 1993 to 1996, he served as Senior Vice President of Law, Secretary and General Counsel.

James T. Quinn, 57, has served as Senior Vice President of Sales and Marketing for Aviall Services since January 2004. Mr. Quinn served as Aviall Services’ Vice President of Sales and Marketing from August 1999 to December 2003. From July 1997 to August 1999, Mr. Quinn was Vice President of Marketing and Supplier Services of Aviall Services. Mr. Quinn served as Director, Distribution Services Marketing from 1994 to 1997.

Colin M. Cohen, 54, has served as Senior Vice President and Chief Financial Officer of Aviall, Inc. since December 2004. Mr. Cohen served as Vice President and Chief Financial Officer from October 2002 to November 2004. From September 2001 to September 2002, Mr. Cohen was Chief Financial Officer of Alterna Technologies Group, Inc., an e-commerce and financial software company. From January 2001 to September 2001, Mr. Cohen served as a consultant to several businesses. From July 2000 to January 2001, Mr. Cohen was Senior Vice President and Chief Financial Officer of OneSoft Corporation, also an e-commerce and financial software company. From 1996 to 2000, Mr. Cohen served as Senior Vice President, Corporate Development and Chief Financial Officer with The Fairchild Corporation, a multi-product international aerospace manufacturing company. Between 1976 and 1996, Mr. Cohen held investment banking positions with Citibank and Citicorp entities in several countries.

Joseph Y. Lacik, 50, assumed the role of Senior Vice President of Information Services of Aviall Services effective December 16, 2005. Mr. Lacik served as Aviall Services’ Vice President of Information Services from January 2000 to November 2005. From January 1999 to December 1999, Mr. Lacik was Senior Director of Information Technology for AMFM, Inc. Mr. Lacik served as Vice President, Strategic Information Systems for Metrocall from January 1998 to December 1998. From February 1997 to January 1998, Mr. Lacik served PRONET as Vice President and Chief Information Officer. Mr. Lacik provided high-level technology consulting services for a number of communications firms from July 1996 to January 1997. Prior to July 1996, Mr. Lacik was Vice President of Information Technology for Cameron Ashley Building Products, Inc.

Jacqueline K. Collier, 52, has served as Vice President and Controller since 1994. Ms. Collier joined a predecessor of Aviall in 1976 and has held various financial positions with the predecessor company and Aviall since that date.

Louis F. Koch, 61, assumed the role of Vice President of Human Resources effective December 21, 2005. Mr. Koch served as Director of Human Resources from November 1998 to November 2005. Prior to joining Aviall, Mr. Koch had over 20 years of experience as the senior human resources officer at The Coca-Cola Bottling Group of the Southwest, a regional Coca-Cola franchise, and at Clarke American, a national check printing company.

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

Market for Common Stock and Dividend Policy

Our common stock is traded on the New York Stock Exchange under the ticker symbol “AVL”. The high and low sales prices for our common stock for each calendar quarter during 2004 and 2005 are set forth below:

		Price
Year	Quarter	High	Low
2004	First	$16.44	$14.40
	Second	$19.27	$15.22
	Third	$22.30	$18.00
	Fourth	$24.00	$19.80
2005	First	$30.40	$21.04
	Second	$34.07	$27.45
	Third	$35.92	$30.25
	Fourth	$36.98	$27.00

According to the records of our transfer agent, we had 8,805 stockholders of record of our common stock as of February 22, 2006.

Our policy has been to reinvest earnings to fund future growth. Accordingly, we did not pay cash dividends on our common stock during 2005 or 2004. Except in limited circumstances, under the terms of the Credit Facility, we may not declare, pay or set aside cash dividends without the consent of the various parties thereto. Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2005 with respect to compensation plans under which shares of our common stock may be issued:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,157,446	$13.6878	980,492
Equity compensation plans not approved by security holders	—	$—	—

Total	2,157,446	$13.6878	980,492

Item 6:	Selected Financial Data

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

(Dollars in Thousands)	2005	2004	2003	2002	2001
Net sales	$1,295,201	1,164,003	1,013,335	803,293	506,160
Cost of sales (1)	1,066,648	972,079	843,700	646,477	398,821

Gross profit	228,553	191,924	169,635	156,816	107,339
Selling and administrative expense	122,574	115,584	100,180	95,412	87,729
Impairment loss (2)	—	—	1,707	—	—
Other (gain) loss (3)	—	—	—	(1,024)	2,810

Operating income	105,979	76,340	67,748	62,428	16,800
Loss on extinguishment of debt (4)	—	—	17,315	—	1,608
Interest expense, net	21,124	16,742	20,975	22,578	10,291

Earnings from continuing operations before income taxes	84,855	59,598	29,458	39,850	4,901
Provision for income taxes (5)	28,253	16,429	8,805	13,199	2,464

Earnings from continuing operations	56,602	43,169	20,653	26,651	2,437
Earnings (loss) from discontinued operations (6)	(71)	—	125	3,026	322

Net earnings	56,531	43,169	20,778	29,677	2,759
Deemed dividend	—	—	—	(20,533)	—
Preferred stock dividends	—	—	(2,016)	(4,199)	(113)
Noncash reduction for conversion of preferred stock (7)	—	—	(24,335)	—	—

Net earnings (loss) applicable to common shares	$56,531	43,169	(5,573)	4,945	2,646

Balance Sheet Data (at end of period):
Cash and cash equivalents	$13,604	91,632	23,424	4,997	2,526
Inventories	$417,048	328,129	327,860	348,027	241,635
Working capital (8)	$309,698	417,400	330,333	178,171	149,658
Total assets	$962,987	749,476	691,192	652,464	533,229
Total debt	$283,929	203,430	207,213	221,407	200,854
Convertible redeemable preferred stock	$—	—	—	44,370	40,161
Shareholders’ equity	$428,149	349,001	300,084	228,602	194,842

Other Financial Data:
Net cash provided by (used for):
Operating activities	$49,819	80,781	51,786	(37,084)	(81,103)
Investing activities	$(201,327)	(11,616)	(15,147)	(17,137)	(37,008)
Financing activities	$73,480	(957)	(18,212)	56,692	115,772
Variable working capital (8)	$427,023	373,587	372,317	363,163	273,136
EBITDA (9)	$129,301	91,852	82,264	75,325	27,455
Capital expenditures (10)	$11,238	10,484	9,360	6,867	21,178
Purchase of contract rights	$190,878	1,367	7,200	10,398	24,889
Ratio of earnings to fixed charges (11)	4.3	x	3.7	x	2.1	x	2.2	x	1.3	x

Basic Net Earnings (Loss) Per Share Data:
Earnings (loss) from continuing operations	$1.69	1.35	(0.29)	0.08	0.12
Earnings (loss) from discontinued operations	—	—	—	0.11	0.02

Net earnings (loss)	$1.69	1.35	(0.29)	0.19	0.14

Weighted average common shares	33,469,613	31,983,421	25,922,573	18,478,102	18,380,975

	2005	2004	2003	2002	2001
Diluted Net Earnings (Loss) Per Share Data (12):
Earnings (loss) from continuing operations	$1.62	1.28	(0.29)	0.08	0.12
Earnings (loss) from discontinued operations	—	—	—	0.11	0.02

Net earnings (loss)	$1.62	1.28	(0.29)	0.19	0.14

Weighted average common and potentially dilutive common shares	34,967,604	33,658,406	31,226,004	27,565,957	18,718,979

(1)	In 2001, cost of sales includes a $7.0 million inventory and intangible write-down resulting primarily from the downturn in the aerospace industry.

(2)	The impairment loss in 2003 resulted from the write-off of a vendor software license purchased in 2001 due to a change in the vendor’s strategic focus and the availability of other less expensive software alternatives.

(3)	A gain in 2002 resulted from the reversal of environmental reserves related to our previously owned businesses that do not qualify as discontinued operations. The other loss in 2001 consists of write-downs of unfavorable leases and doubtful accounts related to the downturn in the economy in 2001 and costs related to our new capital structure.

(4)	The 2003 loss on extinguishment of debt is due to the write-off of costs associated with the June 2003 refinancing of our former 14% senior unsecured notes. The loss on extinguishment of debt in 2001 resulted from the write-off of unamortized financing costs in connection with refinancing our former credit facility. This loss was reclassified from an extraordinary item to earnings from continuing operations before taxes to conform to SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

(5)	Historically, our cash payments for taxes have been substantially lower than the reported tax expense due to our use of net operating loss carryforwards. We expect to utilize substantially all of our net operating loss carryforwards in 2006.

(6)	In January 1996, we exited certain businesses and reported these businesses as discontinued operations. The earnings and loss from discontinued operations resulted from changes in estimates for certain retained liabilities.

(7)	The noncash reduction for conversion of preferred stock resulted from the conversion of all our outstanding shares of Series D Senior Convertible Participating Preferred Stock into 11,100,878 shares of our common stock on June 12, 2003 following a reduction by our Board of Directors of the conversion price of the shares of Series D Senior Convertible Participating Preferred Stock from $5.80 per share to $4.62 per share.

(8)	We define Variable Working Capital as receivables plus inventories less accounts payable. In no event should Variable Working Capital be considered as an alternative to working capital or any other generally accepted accounting principle, or GAAP, measure as an indicator of our performance, nor should Variable Working Capital be considered as an alternative to working capital as an indicator of our relative liquidity to meet our obligations within an ordinary business cycle. However, we believe that Variable Working Capital is a useful measure, along with measurements under GAAP, in evaluating our financial performance and our ability to leverage sales and earnings. In addition, we use Variable Working Capital as a financial measure to evaluate our management of working capital and as a metric to measure contract and supplier performance. The following table reconciles Variable Working Capital to working capital for the periods presented:

(In Thousands)	2005	2004	2003	2002	2001
Receivables, net	$178,826	144,087	139,279	95,222	75,134
Plus: Inventories	417,048	328,129	327,860	348,027	241,635
Less: Accounts payable	(168,851)	(98,629)	(94,822)	(80,086)	(43,633)

Variable Working Capital	427,023	373,587	372,317	363,163	273,136

Plus:
Cash and cash equivalents	13,604	91,632	23,424	4,997	2,526
Prepaid expenses and other current assets	4,059	2,953	2,501	2,166	2,567
Deferred income taxes	23,949	40,432	19,075	23,266	21,842
Less:
Current portion of long-term debt	(850)	(1,440)	(3,293)	(2,724)	(3,591)
Revolving line of credit	(83,153)	—	(509)	(140,784)	(107,706)
Cash overdrafts due to outstanding checks	(24,117)	(43,023)	(43,615)	(34,177)	(7,457)
Accrued expenses	(50,817)	(46,741)	(39,567)	(37,736)	(31,659)

Working capital	$309,698	417,400	330,333	178,171	149,658

(9)	EBITDA represents earnings from continuing operations before depreciation, amortization, interest and related expense and income tax expense. In 2003 and 2001, interest and related expense includes the loss on extinguishment of debt of $17.3 million and $1.6 million, respectively, in connection with refinancing our debt. In no event should EBITDA be considered as an alternative to net earnings or any other GAAP measure as an indicator of our performance, nor should EBITDA be considered as an alternative to cash flows provided by operating activities as an indicator of cash flows or a measure of liquidity. However, we believe that EBITDA is a useful measure, along with measurements under GAAP, in evaluating our financial performance and our ability to service our debt and is a conventionally used financial indicator. In addition, management uses EBITDA as a financial measure to evaluate our operating performance. The following table reconciles net earnings to EBITDA for the periods presented:

(In Thousands)	2005	2004	2003	2002	2001
Net earnings	$56,531	43,169	20,778	29,677	2,759
Earnings (loss) from discontinued operations	(71)	—	125	3,026	322

Earnings from continuing operations	56,602	43,169	20,653	26,651	2,437
Plus:
Income tax expense	28,253	16,429	8,805	13,199	2,464
Interest and related expense	21,124	16,742	38,290	22,578	11,899
Depreciation and amortization expense, excluding debt issuance cost amortization	23,322	15,512	14,516	12,897	10,655

EBITDA	$129,301	91,852	82,264	75,325	27,455

(10)	Capital expenditures in 2005, 2004, 2003 and 2001 include noncash purchases of property and equipment amounting to $0.4 million, $0.1 million, $1.3 million and $9.0 million, respectively.

(11)	For the purposes of calculating the ratio of earnings to fixed charges, earnings represents earnings from continuing operations before taxes and fixed charges. Fixed charges include interest expense, amortization of deferred debt issuance cost, the portion of operating rental expense that management believes is representative of the appropriate interest component of rent expense and the amount of pretax earnings required to pay preferred stock dividends.

(12)	Diluted net earnings per share were not dilutive, or lower than basic, in 2003, 2002 and 2001. Therefore, diluted net earnings per share for these periods is presented equal to basic net earnings per share.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Aviall Services purchases a broad range of new component parts and supplies from OEMs and resells them to its customers. As of December 31, 2005, Aviall Services purchased new component parts and supplies from over 220 OEMs, including in some cases several business units within a corporate entity, and resold them to over 19,000 government/military, general aviation/corporate and commercial airline customers, including over 300 airlines. Aviall Services also provides value-added services to our customers and suppliers, such as repair services, supply-chain management services and information-gathering and delivery services.

ILS operates electronic marketplaces for buying and selling parts, equipment and services for the global aerospace, defense and marine industries. As of December 31, 2005, ILS had more than 16,500 users in more than 90 countries, ILS’s electronic marketplaces listed more than 58 million line items representing over five billion parts for sale and ILS also maintained databases of over 150 million cross-referenced U.S. government records, allowing users to research manufacturers and prices for specific parts, locate alternate parts, find additional uses and markets for parts and review U.S. government procurement histories.

Our net earnings for the year ended December 31, 2005 of $56.5 million, or $1.62 diluted earnings per share, increased 30.8% compared to net earnings of $43.2 million, or $1.28 diluted earnings per share, for the year ended December 31, 2004. Our operating income for the year ended December 31, 2005 was $106.0 million, an increase of $29.7 million or 38.9% compared to $76.3 million for the year ended December 31, 2004. These improvements were driven primarily by sales of GE CF6 engine parts as well as stronger revenue from the general aviation/corporate sector. On July 18, 2005, Aviall Services began direct shipping of GE CF6 engine parts and recording net sales from these parts. From February 2005 until July 18, 2005, or the GE transition period, Aviall Services recorded only commissions and not net sales on GE CF6 engine parts shipped directly by GE. Our selling and administrative expense increased $7.0 million for the year ended December 31, 2005 compared to the year ended December 31, 2004, largely as a result of year-over-year salary and benefit increases and the addition of costs to support the new GE product line. Because we only recorded commissions paid by GE equal to the amount of gross margin that we would have earned if we had made these GE CF6 sales ourselves, and not the full amount of net sales on GE CF6 engine parts shipped directly by GE to customers during the GE transition period, the relative efficiency of the increased selling and administrative expense as compared to the incremental net sales is understated. Nevertheless, our year ended December 31, 2005 selling and administrative expense as a percentage of sales decreased to 9.5% from 9.9% for the year ended December 31, 2004. This continues to demonstrate our ability to increase revenue while incurring proportionately lower selling and administrative expense relative to the revenue increase.

The combination of record high fuel costs, slowing economic growth in many regions, a slackening of demand for RR T56 parts by U.S. government entities, an increase in backorders on parts ordered by us from Rolls-Royce and the uncertain future faced by many of our domestic airline customers and some general aviation aircraft operators have combined to make our future performance and opportunities less certain. This concern was evidenced in 2005 by the bankruptcy filing of our largest airline customer, Delta Air Lines, as well as the bankruptcy filings by Northwest Airlines and Mesaba Airlines. With very few exceptions, the U.S. domestic airlines, their affiliates and many of their service suppliers are faced with difficult economic circumstances. These airlines are unable to expand to meet opportunities or competition and at the same time are also saddled with balance sheet constraints on their ability to invest for future growth. The bankrupt companies have some competitive advantages over those that have not filed, which creates a volatile environment that may be advantageous to Aviall Services and the outsourced supply of parts that we offer. The bankruptcy filings were widely anticipated and our credit extension and evaluation process allowed us to appropriately manage our credit exposures prior to these bankruptcies. As a result, we were not required to significantly adjust our overall reserves for our airline customers. We believe these tough conditions support the need for the capabilities offered by Aviall Services and ILS and are one of the principal reasons for Aviall’s improved results in the commercial airline sector in 2004 and into 2005.

Our future strategy, however, continues to focus on the acquisition of new long-term supplier contracts as well as adding other traditional supplier relationships, delivering superior customer service and investing in technology and infrastructure to increase supplier and customer efficiencies across an increasing variety of parts. We believe our ability to grow at a pace similar to that which we have experienced since 2000 will depend on the award of one or a series of new long-term supplier contracts, the expansion of our traditional supplier base and product offerings and/or completion of a strategic acquisition. The timing and length of the process to procure new long-term agreements or relationships or a strategic acquisition are unpredictable. We are currently actively pursuing a number of opportunities for additional growth, including possible large, new long-term supplier agreements. No assurance can be given that we will be able to procure any such new arrangements. To the extent we do secure any such relationship, the economies of scale derived from recent contracts may not be indicative of our future results, particularly in the early stages of new contract implementation. As an example of the implementation of this strategy, we announced in April 2005 the signing of an agreement with NetJets Services, Inc., or NetJets, to assume the supply-chain management of spare parts to support their operations. This agreement is a complex supply-chain management services contract designed to simplify logistics and lower NetJets’ overall operating costs.

We expect net earnings from continuing operations in 2006 to rise to the range of approximately $68 million to $71 million or equivalent to approximately $1.90 per diluted share to $1.98 per diluted share based upon an estimated 35.8 million diluted shares outstanding. This corresponds to operating income in 2006 that is expected to be in the range of approximately $130 million to $135 million with depreciation and amortization expense of approximately $31 million.

Recent Developments

•	In December 2005, Aviall Services entered into a revenue- and risk-sharing agreement with GE to exclusively supply GE with a select number of aftermarket parts for several GE CF6 engines for the life of that program, including the in-production GE CF6-80C2 and related models.

•	In January 2006, Aviall Services announced the signing of a ten-year agreement with Smiths for the worldwide aftermarket contract rights for their civil aerospace line of products.

•	In February 2006, ILS announced the acquisition of the assets of Internet Business Applications, Inc., including the intellectual property of its inventory management software, ARMS.

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

Cost of Sales and Gross Profit. Aviall Services’ cost of sales consists primarily of costs incurred to purchase parts and supplies from OEMs, inventory carrying costs such as shrinkage and excess and obsolescence, and the amortization of the licensing fees for our long-term agreements with GE, Honeywell and Rolls-Royce. We purchase parts, components and supplies based on discounts from the manufacturers’ published list prices as specified in agreements with our suppliers. Because the product sold by ILS is information, we include the expenses required to maintain and operate the central ILS computer system and communications network in our cost of sales. These expenses include the salaries and benefits of the computer operations staff, depreciation and lease costs for computer and communications equipment, telecommunications expenses and software costs. Gross profit is the difference between the sales generated and the costs related to those sales.

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

Critical Accounting Policies

The process of preparing financial statements in conformity with accounting principles generally accepted in the U.S. requires us to use estimates and assumptions to determine certain of our assets, liabilities, revenue and expenses. We base these estimates and assumptions upon the best information available to us at the time the estimates or assumptions are made. Our estimates and assumptions could change materially as conditions both within and beyond our control change. Accordingly, our actual results could differ materially from our estimates. The most significant estimates made by our management include the estimates made by management in calculating our allowance for doubtful accounts receivable, provision for excess and obsolete inventories, deferred tax asset valuation allowances, pension and postretirement benefit obligations and the value of our contract rights. The following is a discussion of our critical accounting policies and the related management estimates and assumptions necessary in determining the value of related assets or liabilities. A full description of all of our significant accounting policies is included in “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements included in this Annual Report on Form 10-K.

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Past-due status is based on contractual terms on a customer-by-customer basis. An allowance for doubtful accounts receivable is established based on our estimates of the amount of uncollectible accounts receivable on a customer-by-customer basis. We determine the required allowance using information such as customer credit history, industry and market segment information, economic trends and conditions, credit reports and customer financial condition. The estimates can be affected by changes in the aviation industry, customer credit issues or customer bankruptcies. Account balances are charged off against the allowance when it is determined that the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers. The downturn in aerospace, particularly the commercial sector, has resulted over the past several years in the bankruptcies of several of our commercial aviation customers. We regularly review our exposure to customers to determine appropriate loss reserves amounts and credit limits, if any, that should be recorded to cover potential loss as well as determining the strategies that could minimize exposure in case of bankruptcies.

While we believe our current reserves for doubtful accounts are adequate, we could be negatively affected if our receivables from several of our major customers become uncollectible. During the first quarter of 2003, Air Canada filed for bankruptcy. In 2004, US Airways Group and ATA filed for bankruptcy. During the third quarter of 2005, Delta Air Lines and Northwest Airlines filed for bankruptcy. Industry experts continue to question the viability of several U.S. domestic airlines because of their cost structure. Progress has been made by the airlines both in and out of bankruptcy, however, this progress has been partly offset by higher fuel prices, which the industry has not been able to recover through price improvements from the flying public. In fact, efficient low-cost carriers have been able to undermine the pricing policies of the older and (usually) larger competitors with smaller increases or more departure frequencies. Throughout this challenging period, we have continued to sell to our customers, although sometimes at a reduced rate or subject to credit exposure limits. This has restricted our business opportunities with these customers and will continue to do so.

Aviall Services’ net sales to bankrupt airlines combined during 2005, 2004 and 2003 were less than $23.8 million, $6.7 million and $6.3 million, respectively, but our revenue exposure to other U.S. domestic carriers is significantly greater. At December 31, 2005, our accounts receivable with Rolls-Royce, our largest customer, was $31.8 million, and we had no collectibility issues. Our sales to Rolls-Royce relate primarily to its role as prime contractor for RR T56 parts to the U.S. military. Pursuant to our parts agreement with Rolls-Royce, we ship U.S. military orders on behalf of Rolls-Royce and then invoice Rolls-Royce for the parts shipped.

Inventories. We make provisions for excess and obsolete inventories based on our assessment of slow-moving and obsolete inventories on an individual part number basis within each product line. Historical parts sales, estimated future demand and product maturity level adjusted for known or expected aviation industry trends or conditions provide the basis for our estimates. These estimates are subject to volatility and may be affected by reduced or increased flight hours, the retirement or extension of life of aircraft, changes in distribution agreements and other changes in the aviation industry. We constantly monitor our inventory levels and forecast potential excess or obsolete parts. We actively track and develop campaigns to sell these potentially excess or obsolete parts. We make provisions for inventory shrinkage based on periodic physical inventory counts.

Contract Rights. From time to time, we enter into long-term agreements with OEMs that explicitly or implicitly include a payment to the OEM for certain rights. These rights generally include the appointment of Aviall as the exclusive distributor or manufacturer of certain aerospace parts. When we enter into these agreements, we must value the contract rights and amortize them based on operating cash flows expected to be generated from the agreement over the life of the agreement. We calculate the value of the contract rights using a discounted cash flow model of the expected net contract cash flows related to the specific agreement. In the event one or more of our material suppliers or revenue-sharing partners discontinue the products we sell, terminate our contract or are unable to perform under our agreement, the value of the contract rights may be impaired, and we might be required to write-down or write-off the unamortized value of the contract rights. We regularly review these long-term agreements to determine any potential impairment by comparing actual to expected performance.

Income Taxes. Income taxes are accounted for using the liability approach under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This method involves determining the temporary differences between consolidated assets and liabilities recognized for financial reporting and the corresponding consolidated amounts recognized for tax purposes and computing the tax-related carryforwards at the balance sheet date. These temporary differences and carryforwards are multiplied by the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The resulting amounts are deferred tax assets or liabilities and the net changes represent the deferred tax expense or benefit for the year. The total of taxes currently payable per the tax return and the deferred tax expense or benefit represents the income tax expense or benefit for the year for financial reporting purposes.

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

At December 31, 2005, we had a $30.2 million net deferred tax asset of which approximately $10.5 million relates to our U.S. federal NOL carryforwards. This equates to a gross U.S. federal NOL of approximately $29.9 million, which substantially expires in 2011. To fully utilize our net deferred tax assets, as of December 31, 2005, we must generate $78.5 million of future taxable income based on current tax rates. We generated taxable income of $35.2 million, $42.5 million and $14.4 million in 2005, 2004 and 2003, respectively.

Pension and Postretirement Benefits Obligations. The value of our pension and postretirement benefits assets and liabilities is determined on an actuarial basis. These values are affected by the market value of plan assets, our estimates of the expected return on plan assets and the discount rates we use to value our projected benefit obligation. We developed our discount rate using a bond-matching model. Our actuarially determined expected benefit payment cash flows were segmented into ten-year terms and matched proportionately to Corporate AA bonds quoted on December 31, 2005, resulting in a blended discount rate. We develop our expected long-term rate of return assumptions through analysis by asset investment category of historical market returns, the fund’s past experience and current market conditions. Actual changes in the fair market value of plan assets, differences between the actual return and the expected return on plan assets and changes in the discount rate we use affect the amount of pension expense we recognize.

Results of Operations

The following table sets forth our results of operations as a percentage of our net sales during the periods shown:

	Year Ended December 31,
	2005	2004	2003
Statement of operations data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	82.3	83.5	83.3

Gross profit	17.7	16.5	16.7
Selling and administrative expense	9.5	9.9	9.9
Impairment loss	—	—	0.1

Operating income	8.2	6.6	6.7
Loss on extinguishment of debt	—	—	1.7
Interest expense, net	1.6	1.5	2.1

Earnings from continuing operations before income taxes	6.6	5.1	2.9
Provision for income taxes	2.2	1.4	0.9

Earnings from continuing operations	4.4	3.7	2.0

Results of Operations - Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales. Net sales for Aviall Services were $1,265.3 million, an increase of $129.9 million or 11.4% from the $1,135.4 million recorded in 2004.

Sales for Aviall Services improved in each of its geographic regions and in all market sectors except for government/military/other, which was down slightly year-over-year. The following table presents Aviall Services’ net sales increases by geographic region and market sector (amounts in millions):

	Amount of Increase/(Decrease)	Percentage Increase/(Decrease)
Geographic region:
Americas	$52.6	5.7%
Europe	$51.4	58.6%
Asia-Pacific	$25.9	21.3%
Market sector:
Commercial airline	$115.5	41.7%
General aviation/corporate	$25.8	7.1%
Government/military/other	$(11.4)	(2.0)%

Sales in the commercial airline sector increased due to the addition of GE CF6 commission income which commenced in February 2005 and GE CF6 engine parts sales by Aviall Services which we began shipping on July 18, 2005 after the GE transition period, as well as slightly stronger sales volumes in the sector. Sales in the general aviation/corporate sector increased because of additional flight activity tempered by the effect of high fuel prices. Sales in the government/military/ other sector were down slightly due to a softening in demand and select part shortages. Aggregate sales of products supplied by Rolls-Royce, Honeywell and GE pursuant to exclusive contracts were $840.7 million and $748.1 million in 2005 and 2004, respectively. Aggregate sales of products under these contracts continued to represent a substantial percentage of net sales during 2005, aggregating approximately 66% of Aviall Services’ net sales. Sales in 2005 under the Rolls-Royce contracts declined from 2004, which was a significant factor in the decline in the government/military/other sector. Sales in 2005 under the Honeywell contracts increased moderately as compared to 2004.

Net sales for ILS were $29.9 million, an increase of $1.3 million or 4.6% from the $28.6 million recorded in 2004.

Gross Profit. Gross profit of $228.6 million for 2005 increased $36.7 million or 19.1% compared to $191.9 million in 2004. Gross profit as a percentage of net sales was 17.6% in 2005 as compared to 16.5% in 2004. The increased gross profit percentage is due to the addition of GE CF6 engine parts sales commissions, which commenced in February 2005. As of July 18, 2005, Aviall began shipping GE CF6 engine parts and began recording net sales from these parts at normal margins. During the GE transition period, we recorded only commissions, and not sales and the related cost of sales, on parts shipped directly by GE.

Selling and Administrative Expense. Selling and administrative expense increased $7.0 million to $122.6 million in 2005 from $115.6 million in 2004. Selling and administrative expense as a percentage of sales was 9.5% in 2005 compared to 9.9% in 2004. Selling and administrative expense increased largely as a result of normal salary and benefit increases and the addition of costs to support the new GE CF6 product line.

Interest Expense. Interest expense increased $4.4 million to $21.1 million in 2005 from $16.7 million in 2004. Noncash interest expense amounted to $1.8 million and $1.6 million in 2005 and 2004, respectively. Our net interest expense increased primarily due to borrowings related to the initial funding of the GE CF6 agreement and the continued borrowings outstanding under the Credit Facility, which had a balance of $83.2 million at December 31, 2005.

Provision for Income Taxes. Our reported income tax expense from continuing operations for 2005 was $28.3 million, and our effective tax rate was 33.3%. Our reported income tax expense from continuing operations for 2004 was $16.4 million, and our effective tax rate was 27.6%. The increase in our effective tax rate from 27.6% in 2004 to 33.3% in 2005 is primarily due to a smaller release of valuation allowances during 2005 compared to 2004, and the relative increase in pretax income without a comparable increase in permanent tax differences.

Cash payments made for federal, state and foreign income taxes were $3.8 million and $1.7 million in 2005 and 2004, respectively. Our cash income tax expense is primarily comprised of federal Alternative Minimum Tax and state income taxes that were not offset by state tax NOL carryforwards. We anticipate our federal NOL carryforward will be fully consumed during 2006.

Loss from Discontinued Operations. The loss from discontinued operations in 2005 of $0.07 million, net of tax benefit of $0.04 million, resulted from changes in the estimate of certain liabilities as a result of revised projections.

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

Sales for Aviall Services improved in each of its geographic regions and in all market sectors. The following table presents Aviall Services’ net sales increases by geographic region and market sector (amounts in millions):

	Amount of Increase	Percentage Increase
Geographic region:
Americas	$102.8	12.5%
Asia-Pacific	$29.4	31.8%
Europe	$17.9	25.7%
Market sector:
Commercial airline	$65.0	30.7%
Government/military/other	$55.3	10.6%
General aviation/corporate	$29.8	11.7%

Sales in the commercial airline sector increased primarily due to stronger sales volumes in the sector as well as the addition of a new Honeywell product line. Sales in the government/military/other sector increased primarily due to the ongoing growth of military-related parts sales under the RR T56 distribution agreement. Sales in the general aviation/ corporate sector increased primarily as the overall market strengthened. Aggregate sales of products supplied by Rolls-Royce and Honeywell were $748.1 million and $650.0 million in 2004 and 2003, respectively. Aggregate sales of products under these contracts continued to contribute significantly to net sales during 2004, aggregating approximately 66% of Aviall Services’ net sales. Sales in 2004 under the Rolls-Royce contracts increased moderately from 2003. Sales in 2004 under the Honeywell contracts increased significantly with the addition of a new contract as compared to 2003.

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

Provision for Income Taxes. Our reported income tax expense from continuing operations for 2004 was $16.4 million, and our effective tax rate was 27.6%. Our reported income tax expense from continuing operations for 2003 was $8.8 million, and our effective tax rate was 29.9%. Tax expense for 2004 includes a $3.4 million benefit from the release of a valuation allowance for certain state tax NOL carryforwards, which have become useable because of our profitability in these states.

Cash payments made for federal, state and foreign income taxes were $1.7 million and $1.0 million in 2004 and 2003, respectively. Our cash income tax expense was substantially lower than the U.S. federal statutory rate through the use of our U.S. federal NOL carryforward.

Preferred Stock Dividend in 2003. The noncash preferred stock dividend of $2.0 million in 2003 represented accrued and unpaid payable-in-kind dividends on the Series D Senior Convertible Participating Preferred Stock, or Series D Redeemable Preferred Stock, prior to being converted into shares of common stock on June 12, 2003.

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

Income Taxes

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004, or the Jobs Act. The Jobs Act provides a deduction for income from qualified domestic production activities, which is being be phased in from 2005 through 2010. In return, the Jobs Act also provides for a two-year phase-out of the existing Extraterritorial Income, or ETI, exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The net effect of the phase-out of the ETI results in an increase in our effective tax rate for fiscal year 2005 of 0.5 percentage points and an estimated 0.1 percentage point in fiscal year 2006. Based on current earnings levels, the completion of the phase-out in fiscal year 2007 will result in an increase in our effective rate of approximately 2.4 percentage points.

Foreign Operations

Aviall Services and its affiliates operate customer service centers in Australia, Canada, Hong Kong, The Netherlands, New Zealand, Singapore and Japan, as well as repair facilities in Australia and the United Kingdom. These foreign operations use the U.S. dollar as their functional currency because the majority of sales and inventory purchases are denominated in U.S. dollars. Foreign currency translation and transaction gains and losses are included in our net earnings. There are no current legal restrictions regarding the repatriation of cash to the U.S. from the foreign operations. Our general policy is not to repatriate cash. However, the Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad, as defined under Internal Revenue Code Section 965. During 2005, we repatriated $5.6 million of foreign earnings from Australia to the U.S. under the Jobs Act. No further repatriations are planned.

The following table shows our foreign operations’ net sales and earnings from continuing operations before income taxes during the periods shown:

	Year Ended December 31,
(In Millions)	2005	2004	2003
Net sales	$200.6	164.5	128.9
Earnings from continuing operations before income taxes	$15.0	12.7	10.8

Liquidity and Capital Resources

Cash Flow. Net cash flow provided by operations was $49.8 million in 2005, $80.8 million in 2004 and $51.8 million in 2003. The $31.0 million decrease in cash provided by operating activities in 2005 compared to the same period in 2004 resulted from higher receivable and inventory levels at December 31, 2005 primarily due to the completion of working capital investments in the GE CF6 product lines, partially offset by a higher December 31, 2005 ending accounts payable balance due to the timing of month-end settlements with our suppliers and increased cash earnings in 2005. Aviall Services’ inventory turns improved from 3.2 turns in December 2004 to 3.3 turns in December 2005 due to higher sales volumes. The days’ sales outstanding for Aviall’s receivables decreased from 51 days at December 31, 2004 to 47 days at December 31, 2005 due to the increased sales volume in 2005, as well as improved receivables management.

Capital expenditures were $11.2 million in 2005, including $0.4 million for noncash capital expenditures, $10.5 million in 2004, including $0.1 million for noncash capital expenditures and $9.4 million in 2003, including $1.3 million for noncash capital expenditures. Capital spending in 2005, 2004 and 2003 was primarily for upgrades to Aviall Services’ enterprise resource planning software, computer hardware and operations infrastructure. During the second quarter of 2005, we successfully upgraded our enterprise resource planning system with no disruptions to our business. This was our largest capital expenditure item over the last two years, with an aggregate cost of approximately $6.9 million. We expect to make capital expenditures, including noncash capital amounts, totaling approximately $12.0 million in 2006. These projects include upgrades and enhancements associated with both our systems and operations infrastructure at Aviall Services and ILS. We review our capital expenditure program periodically and modify it as required to meet current business needs.

In January 2005, we entered into a distribution agreement with GE, whereby GE appointed us as the exclusive worldwide distributor of unique parts for the GE CF6 engines for as long as either of these engines remain in service. In April 2005, we entered into two distribution agreements with Hamilton Sundstrand which give us exclusive contract rights for Hamilton Sundstrand-built spare parts that are unique to the 60kVA family of generators, the JT8D mechanical fuel controls and the JT9D engine accessories. In December 2005, we entered into a revenue- and risk-sharing agreement with GE to exclusively supply GE with a select number of aftermarket parts for several GE CF6 engines for the life of that program. We paid $190.9 million in the aggregate for these contract rights. During 2004, we paid $1.4 million primarily for contract rights pursuant to various agreements, all of which were paid for at execution. In September 2003, we acquired from Honeywell Electronics & Lighting the right to distribute aircraft lighting and electronic products for the airline and general aviation sectors. As a result of this contract, we recorded $7.2 million in contract rights which was paid for at execution.

Variable Working Capital (see definition below) increased $53.4 million in 2005 as compared to 2004 and increased $1.3 million in 2004 as compared to 2003. In 2005, we invested $201.3 million in net capital expenditures and contract rights as compared to $11.6 million in 2004. The combined cash used in 2005 of $151.5 million by both operating and investing activities was funded by $13.4 million received for common stock issued pursuant to the exercise of employee stock options, $83.2 million of net borrowings under our revolving credit facilities and a large portion of the $91.6 million of cash on hand at the beginning of 2005. In addition, our cash overdraft position decreased $18.9 million in 2005. As a result, our cash balance decreased by $78.0 million.

By way of comparison, the combined cash provided in 2004 of $69.2 million for both operating and investing activities together with the $4.7 million received for common stock issued pursuant to the exercise of employee stock options was primarily used to repay our outstanding indebtedness and fund debt issuance costs. As a result, our cash balance increased by $68.2 million. Overdraft positions arise when we settle our accounts payable by issuing checks at month-end, and the recipients of these checks have not presented them to our banks for payment before period-end. We classify these overdraft positions as a separate current liability in our accompanying consolidated balance sheet because no right of offset exists against other cash accounts within the same bank. Generally accepted accounting principles, or GAAP, treat these amounts similar to debt in the statement of cash flows by presenting cash overdrafts as a financing activity. We expect to continue large month-end settlements with our major suppliers, but the overdrafts will change in accordance with the fluctuating amounts of products shipped to us from time to time.

Assuming our current level of internal growth, profitability, and the present relationship between increased revenue, Variable Working Capital requirements and our capital expenditure commitments, we expect to generate strong positive cash flow from operating activities, although this may be partially offset from time to time by overdraft obligations and increases in Variable Working Capital, particularly when our business is growing. Our cash flow from operating activities may fluctuate significantly depending on the timing of the delivery and payment for inventory as discussed above. In some months, we receive much larger inventory deliveries than the average of the preceding several months. These larger deliveries, which often are in the fourth quarter, may significantly alter our cash flow for that month and on a cumulative basis for both the quarter and the fiscal year-to-date. Based on the foregoing, we project cash flow from operating activities in 2006 will exceed $10.0 million.

In 2005, we have funded our internal growth and any related capital expenditures out of cash flow from operations and borrowings under the Credit Facility. If we are awarded one or more additional long-term supplier agreements that require significant investments in contract rights and inventory, we may be required to increase availability and borrow significant amounts under the Credit Facility, or we may be required to sell debt, equity or other securities under our shelf registration statement or otherwise to fund the costs associated with the investment. Likewise, if we enter into a strategic acquisition or if our current projections prove to be inaccurate in 2006, we may be required to borrow significant amounts under the Credit Facility or to sell securities.

The following table presents a reconciliation of our Variable Working Capital to working capital for the periods presented:

(In Thousands)	2005	2004	2003
Receivables, net	$178,826	144,087	139,279
Plus: Inventories	417,048	328,129	327,860
Less: Accounts payable	(168,851)	(98,629)	(94,822)

Variable Working Capital	427,023	373,587	372,317

Plus:
Cash and cash equivalents	13,604	91,632	23,424
Prepaid expenses and other current assets	4,059	2,953	2,501
Deferred income taxes	23,949	40,432	19,075
Less:
Current portion of long-term debt	(850)	(1,440)	(3,293)
Revolving line of credit	(83,153)	—	(509)
Cash overdrafts due to outstanding checks	(24,117)	(43,023)	(43,615)
Accrued expenses	(50,817)	(46,741)	(39,567)

Working capital	$309,698	417,400	330,333

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

Liquidity. We plan to grow our business primarily by selling more of the products we currently distribute, which we describe as our organic or internal growth, and by selling new products that we obtain the right to sell either through new distribution agreements or through strategic acquisitions, or external growth. Most of the increase in our net sales and earnings over the last several years has been derived from external growth, such as sales generated from the RR T56 and GE CF6 distribution agreements.

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

Historically, we have funded our internal growth utilizing available cash flows from operations. External growth has been funded using cash flows from operations and external financing, such as the Credit Facility. Our business model assumes that external growth will be funded utilizing both internal cash flows and external liquidity sources. We believe that a continuation of our current level of internal growth, profitability, and the present relationship between increased revenue, Variable Working Capital requirements and our annual capital expenditures, will generate positive cash flows from operations, including cash on hand, sufficient to fund all our internal growth and a portion of our external growth requirements related to new business opportunities. We have no plans to pursue a reduction in our available liquidity.

In 2006, we expect to fund our internal growth and any related capital expenditures out of cash flow from operations and borrowings under the Credit Facility. If we are awarded one or more additional long-term supplier agreements in 2006 that require significant investments in contract rights or inventory, we may be required to increase availability and borrow significant amounts under the Credit Facility or we may be required to sell debt, equity or other securities under our shelf registration statement or otherwise to fund the costs associated with the investment. Likewise, if we enter into a strategic acquisition or if our current projections prove to be inaccurate in 2006, we may be required to borrow significant amounts under the Credit Facility or to sell securities.

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

In November 2003, we entered into an interest rate swap agreement to manage interest rate risk exposure on $50.0 million of the $200.0 million principal amount of Senior Notes. Under this agreement, which expires in 2011, we pay floating interest amounts in exchange for giving up the right to pay a fixed amount without an exchange of the underlying principal amount.

Senior Secured Debt. The Credit Facility consists of a $260.0 million revolving credit and letter of credit facility due as a balloon payment in 2008, with availability determined by reference to a borrowing base calculated using our eligible accounts receivable and inventory and after deducting reserves required by the lenders. As of December 31, 2005, we had $83.2 million of borrowings outstanding under the Credit Facility and had issued letters of credit for $0.9 million. In addition, we had $175.9 million available for additional borrowings under the Credit Facility and our borrowing base was $290.1 million. As of December 31, 2005, borrowings under the Credit Facility bear interest based upon either: (1) a Eurodollar Rate plus an applicable margin ranging from 1.25% to 2.25% depending upon our financial ratios, or (2) a Base Rate plus an applicable margin ranging from 0.25% to 1.25% depending upon the same financial ratios. We expect to utilize both of these interest rate options during 2006. As of December 31, 2005, the weighted average interest rate on the Credit Facility was 6.11%. An annual commitment fee of 0.375% is payable monthly in arrears on the daily unused portion of the Credit Facility. Obligations under the Credit Facility are collateralized by substantially all of our domestic assets and 65% of the stock of certain of our foreign subsidiaries. The Credit Facility also contains default clauses that permit the acceleration of all amounts due following an event of default at the discretion of the lenders, and lock-box provisions that apply our cash collections to outstanding borrowings. Based on the terms of the Credit Facility and pursuant to EITF Issue No. 95-22, “Balance Sheet Classification of Revolving Credit Agreement Obligations Involving Lock-Box Arrangements,” we classify amounts outstanding under the Credit Facility, if any, as current.

We also maintain a Canadian $6.0 million secured revolving credit facility, or the Canadian Revolver. As of December 31, 2005, we had no borrowings outstanding under the Canadian Revolver.

Debt Covenants. The Credit Facility contains various restrictive operating and financial covenants, including several that are based on earnings before interest, taxes, depreciation, amortization, extraordinary gains or losses, and one-time items, or Adjusted EBITDA. We must comply with a maximum leverage ratio covenant that measures the ratio of our outstanding debt to our Adjusted EBITDA for the trailing four quarters. This maximum leverage ratio covenant was 3.50 to 1 at December 31, 2005. We must maintain a maximum leverage ratio of 3.25 to 1 for the fiscal quarters ending on or after March 31, 2006. We must also comply with a minimum interest coverage ratio covenant that measures the ratio of our Adjusted EBITDA for the trailing four quarters to our interest expense during the trailing four quarters. The minimum interest coverage ratio covenant was 3.50 to 1 at December 31, 2005 and will remain at that level for all periods thereafter. Under the Credit Facility, as amended effective November 15, 2005, the covenants that required Aviall to maintain certain levels of tangible net worth and that placed limitations on the amount of permitted capital expenditures have been eliminated.

The Senior Notes also contain various restrictive covenants. We may not incur additional indebtedness unless we maintain a consolidated interest coverage ratio of at least 2.0 to 1 or unless the debt is otherwise permitted under the indenture. The consolidated interest coverage ratio measures the ratio of our EBITDA, as defined in the indenture relating to the Senior Notes, for the trailing four quarters to our interest expense for such quarters. Subject to specified exceptions, we may not make payments on or redeem our capital stock, make certain investments or make other restricted payments unless we maintain a consolidated interest coverage ratio of at least 2.0 to 1 and otherwise have available 50% of cumulative consolidated net income or capital stock sale proceeds from which such payments may be made. We are unable to incur liens unless expressly permitted under the Senior Notes or unless the Senior Notes are equally and ratably secured. We may not sell or otherwise dispose of any of the capital stock of our subsidiaries unless specifically authorized. We must receive fair market value for any asset sales and the consideration must be paid at least 75% in cash, cash equivalents or assumed liabilities. To the extent such proceeds are received, we must reinvest any proceeds exceeding $10 million in additional assets within a period of 365 days or thereafter repay senior debt or repurchase Senior Notes. Additionally, we must repurchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes upon a change of control. The indenture relating to the Senior Notes also contains additional covenants.

We are currently, and expect to remain, in compliance for at least the next twelve months in all material respects with the covenants in the Credit Facility and the Senior Notes.

The following table presents a reconciliation of our EBITDA and Adjusted EBITDA, as defined in the Credit Facility, to net earnings for the trailing four quarters ended December 31, 2005:

(In Thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net earnings	$13,000	15,371	14,262	13,898	56,531
Loss from discontinued operations	—	—	—	71	71

Earnings from continuing operations	13,000	15,371	14,262	13,969	56,602
Plus:
Income tax expense	6,978	8,347	5,959	6,969	28,253
Interest expense	5,103	5,262	5,277	5,482	21,124
Depreciation and amortization expense	4,876	6,114	6,285	6,047	23,322

EBITDA	29,957	35,094	31,783	32,467	129,301
Noncash (gains) losses	(78)	112	23	214	271

Adjusted EBITDA	$29,879	35,206	31,806	32,681	129,572

The Adjusted EBITDA calculation above is prepared in accordance with the terms of the Credit Facility. The noncash gains and losses, which are included in the Adjusted EBITDA calculation in accordance with the terms of the Credit Facility, may occur again. The depreciation and amortization expense above excludes debt issuance cost amortization, which is included in interest expense. Adjusted EBITDA is presented solely to provide information on our debt covenants, and EBITDA and Adjusted EBITDA should not be considered an alternative to operating results or cash flows calculated in accordance with GAAP.

Contractual Obligations. The following table sets forth our contractual obligations at the end of 2005 for the periods shown (in thousands):

Contractual Obligation	Total	Within 1 Year	2-3 Years	4-5 Years	Thereafter
Debt service, including interest	$293,333	15,275	30,527	30,504	217,027
Capital lease obligations, including interest	1,197	901	252	44	—
Operating leases	40,303	8,402	12,700	8,975	10,226
Purchase commitments	503,820	502,967	853	—	—

Total contractual cash obligations	$838,653	527,545	44,332	39,523	227,253

The $503.8 million of purchase commitments arise from contractual obligations, including those required under normal purchasing lead times, to purchase inventory pursuant to numerous distribution agreements. Based on our sales projections, we believe these inventory purchases will be consumed in the normal course of business maintaining acceptable inventory turns.

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

Additionally, some of the products, such as chemicals and life rafts, sold by Aviall Services contain hazardous materials that are subject to FAA regulations and various federal, state, local or foreign environmental protections laws. If Aviall Services ships such products by air, it shares responsibility with the air carrier for compliance with these FAA regulations and is primarily responsible for the proper packaging and labeling of these items. If Aviall Services mislabels or otherwise improperly ships hazardous materials, it may be liable for damage to the aircraft and other property, as well as substantial monetary penalties. Any of these events may have a material adverse effect on our financial condition or results of operations. The FAA actively monitors the shipment of hazardous materials.

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

We have been named a potentially responsible party at five third-party disposal sites to which wastes were allegedly sent by the previous owner of assets used in our discontinued engine services operations. We did not use these identified disposal sites. Accordingly, the previous owner has retained, and has been discharging, all liability associated with the cleanup of these sites pursuant to the sales agreement. Although we could be potentially liable in the event of nonperformance by the previous owner, we do not currently anticipate nonperformance. Based on this information, we have not accrued for any costs associated with these third-party sites. In addition, we have been named a potentially responsible party at two third-party disposal sites where we did use the identified sites. Cleanup costs associated with these sites have been accrued and we believe our reserves are adequate as of December 31, 2005.

In addition, as of December 31, 2005 we had four pending asbestos-related lawsuits, including one suit in which the plaintiff has agreed to dismiss us as a defendant subject to court approval. We believe our reserve for these suits is adequate as of December 31, 2005.

Based on information presently available and programs to detect and minimize contamination, we believe the ultimate disposition of pending environmental matters will not have a material adverse effect on our results of operations, cash flows or financial condition.

New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 154, or SFAS 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and FAS No. 3.” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior-period financial statements presented on the basis of the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS 154 as of January 1, 2006 and expect no material impact on our consolidated financial statements as a result of its adoption.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment,” which replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation –Transition and Disclosure – an amendment of FAS 123.” SFAS 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense over the period during which an employee is required to provide services in exchange for the award. SFAS 123R is effective for annual periods beginning after June 15, 2005. We adopted SFAS 123R as of January 1, 2006 using the modified prospective method. On November 15, 2005, we accelerated the vesting of 479,867 outstanding, unvested stock options awarded in 2004 and 2005 that were scheduled to vest in the first quarter of 2007 and 2008, excluding options held by non-employee members of Aviall’s Board of Directors. As a result of this accelerated vesting, we recorded compensation expense of $0.4 million in the fourth quarter of 2005 consisting of the estimated value of the accelerated options that will be subject to forfeiture during 2006 and 2007. The primary reason for the acceleration of these employee stock options is to reduce the amount of future compensation expense that we would otherwise be required to recognize in our consolidated statements of operations with respect to these options upon adoption of SFAS 123R. As a result of the acceleration, we estimate that compensation expense amounting to approximately $2.5 million and $1.5 million in 2006 and 2007, respectively, was eliminated. Aviall’s Board of Directors subsequently approved a different equity compensation approach that eliminates the issuance of stock options as a form of incentive award for the foreseeable future. In January 2006, we issued stock appreciation rights, or SARs, to be settled in shares of Aviall’s common stock upon vesting, as a substitute for stock options. We estimate compensation expense under SFAS 123R for 2006 will be approximately $3.3 million.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and foreign exchange rates. From time to time, we have used financial instruments to offset these risks. These financial instruments are not used for trading or speculative purposes. We did not experience any significant changes in market risk during 2005.

Our objective in managing our interest rate risk on our debt is to maintain a balance of fixed- and variable-rate debt that will lower our overall borrowing costs within reasonable risk parameters. Interest rate swaps are used to convert a portion of our debt portfolio from a fixed rate to a variable rate. Factored into our decision as to the mix of fixed- and variable-rate debt are two components: (1) the borrowings under the Credit Facility are usually at a variable rate and (2) the ability to adjust each year the prices for inflation on a large portion of our inventory. In November 2003, we entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $50.0 million of the $200.0 million principal amount of Senior Notes. Without this action, we would have had no floating rate debt on our Senior Notes, which does not meet our risk criteria. Under the swap agreement, we pay the London InterBank Offer Rate, or LIBOR, plus an applicable margin. At December 31, 2005, the interest rate in effect under the swap agreement was 7.125%, composed of LIBOR of 3.69% and margin of 3.435%. At December 31, 2004, the interest rate in effect was 5.375%, composed of LIBOR of 1.94% and margin of 3.435%. The interest payment and maturity dates of the interest rate swap match the terms of the debt it is intended to modify. The fair value of our interest rate swap at December 31, 2005 and 2004 was a liability of $2.1 million and $0.8 million, respectively. Fluctuations in the interest rates may affect the fair value of the fixed-rate debt and may affect the interest expense related to the variable-rate debt. As of December 31, 2005 and 2004, we had no borrowings outstanding under the Canadian Revolver.

At December 31, 2005 and 2004, the total amount of our variable-rate debt was approximately $133.2 million and $50.0 million, respectively. A hypothetical increase of 100 basis points in the variable interest rate for these borrowings, assuming debt levels at December 31, 2005 and 2004, respectively, would have increased interest expense by approximately $1.3 million in 2005 and $0.5 million in 2004.

Our foreign operations utilize the U.S. dollar as their functional currency. Foreign currency translation and transaction gains and losses are included in net earnings. Foreign currency transaction exposure relates primarily to foreign currency-denominated accounts receivables and the transfer of foreign currency from subsidiaries to Aviall Services. We have sales transactions denominated in foreign currencies in Australia, Canada and New Zealand. Currency transaction exposures are not hedged. Unrealized currency translation gains and losses are recognized each month upon translation of the foreign subsidiaries’ balance sheets into U.S. dollars. Net currency translation and transaction gains and (losses) included in earnings amounted to $(0.1) million, $0.6 million and $1.8 million in 2005, 2004 and 2003, respectively. From time to time, we have used foreign currency borrowings as a hedge against foreign-denominated net assets. As of December 31, 2005 and 2004, we had no borrowings outstanding under the Canadian Revolver.

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

Evaluation of Disclosure Controls and Procedures

Our management, including our CEO and CFO, has conducted an evaluation of the effectiveness of design and operation of our disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report in ensuring that all information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 has been recorded, processed, summarized and reported within the time periods specified by the SEC.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate internal control over financial reporting for Aviall. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. There are inherent limitations to the effectiveness of any system of internal control; therefore, internal control over financial reporting may not prevent or detect all misstatements. Also, any projections of evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with our policies and procedures may deteriorate. As of December 31, 2005, management has assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages F-2 and F-3 included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B:	Other Information

None.

PART III

Item 10:	Directors and Executive Officers of the Registrant

The information regarding our directors required by Item 10 is incorporated by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be held on June 22, 2006. The information regarding our executive officers required by Item 10 is submitted as a separate section of this Annual Report on Form 10-K. See “Item 4A: Executive Officers of the Registrant” in this Annual Report on Form 10-K.

Item 11:	Executive Compensation

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be held on June 22, 2006.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be held on June 22, 2006 under the caption “Securities Ownership of Certain Beneficial Owners and Management.”

Item 13:	Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be held on June 22, 2006.

Item 14:	Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be held on June 22, 2006.

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

(3) Exhibits

The following exhibits are filed herewith or are incorporated by reference to the designated document previously filed with the SEC:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Aviall, Inc. (Exhibit 3.1 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the “1993 Form 10-K”) and incorporated herein by reference)

3.2	Amended and Restated By-Laws of Aviall, Inc. (Exhibit 3.1 to Aviall, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (the “March 31, 1999 Form 10-Q”) and incorporated herein by reference)

4.1	Form of Common Stock Certificate of Aviall, Inc. (Exhibit 4.1 to Aviall, Inc.’s Registration Statement on Form 10, as amended (Commission File No. 1-12380) and incorporated herein by reference)

4.2	Form of Warrant to purchase common stock of Aviall, Inc., entered into as of March 15, 2002, between Aviall, Inc. and each of J. H. Whitney Mezzanine Fund, L.P.; Whitney Private Debt Fund, L.P.; Whitney Limited Partner Holdings, LLC; Blackstone Mezzanine Partners L.P.; Blackstone Mezzanine Holdings L.P.; Carlyle High Yield Partners, L.P.; Oak Hill Securities Fund, L.P.; Oak Hill Securities Fund II, L.P.; Lerner Enterprises, L.P. and P & PK Family Limited Partnership (Exhibit 4.10 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “2001 Form 10-K”) and incorporated herein by reference)

4.3	Amended and Restated Registration Rights Agreement, dated as of March 15, 2002, by and between Aviall, Inc., J. H. Whitney Mezzanine Fund, L.P., Whitney Private Debt Fund, L.P., Whitney Limited Partner Holdings, LLC, Blackstone Mezzanine Partners L.P., Blackstone Mezzanine Holdings L.P., Carlyle High Yield Partners, L.P., Oak Hill Securities Fund, L.P., Oak Hill Securities Fund II, L.P., Lerner Enterprises, L.P. and P & PK Family Limited Partnership (Exhibit 4.11 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

4.4	Registration Rights Agreement, dated as of December 21, 2001, by and between Aviall, Inc., Carlyle Partners III, L.P. and CP III Coinvestment, L.P. (Exhibit 4.12 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

4.5	Amendment No. 1 to Form of Warrant to purchase common stock of Aviall, Inc., dated as of December 30, 2002, between Aviall, Inc. and each of J. H. Whitney Mezzanine Fund, L.P., Whitney Private Debt Fund, L.P., Whitney Limited Partner Holdings, LLC, Blackstone Mezzanine Partners L.P., Blackstone Mezzanine Holdings L.P. and Carlyle High Yield Partners, L.P. (Exhibit 4.13 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “2002 Form 10-K”) and incorporated herein by reference)

4.6	Investor Rights Agreement, dated as of June 12, 2003, by and among Aviall, Inc., Carlyle Partners III, L.P., CP III Coinvestment, L.P., Carlyle High Yield Partners, L.P. and Carlyle-Aviall Partners II, L.P. (Exhibit 4.1 to Aviall, Inc.’s Current Report on Form 8-K, dated as of June 12, 2003 and incorporated herein by reference)

4.7	Indenture, dated as of June 30, 2003, by and between Aviall, Inc. and The Bank of New York, as Trustee, relating to Aviall, Inc.’s 7.625% Senior Notes due 2011 (Exhibit 4.3 to Aviall, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (the “June 30, 2003 Form 10-Q”) and incorporated herein by reference)

4.8	Form of 7.625% Senior Note due 2011 of Aviall, Inc. (Exhibit 4.13 to Aviall, Inc.’s Registration Statement on Form S-4, as amended (Commission Registration No. 333-108140) and incorporated herein by reference)

Exhibit No.	Description
10.1†	Aviall, Inc. Stock Incentive Plan (Exhibit 10.1 to Aviall, Inc.’s 1993 Form 10-K and incorporated herein by reference)

10.2†	Amendment to Aviall, Inc. Stock Incentive Plan (Exhibit 10.3 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.3†	Aviall, Inc. 1998 Stock Incentive Plan (Exhibit 10.2 to Aviall, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference)

10.4†	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan (Exhibit 10.4 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.5†	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 28, 2000 (Exhibit 10.5 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.6†	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 7, 2001 (Exhibit 10.6 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.7†	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 7, 2001 (Exhibit 10.42 to Aviall, Inc.’s 2003 Form 10-K and incorporated herein by reference)

10.8†	Amendment Number One to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of December 21, 2001 (Exhibit 10.7 to Aviall, Inc.’s 2003 Form 10-K and incorporated herein by reference)

10.9†	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 14, 2002 (Exhibit 10.2 to Aviall, Inc.’s March 31, 2003 Form 10-Q and incorporated herein by reference)

10.10†	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 18, 2004 (Exhibit 10.2 to Aviall, Inc.’s June 30, 2004 Form 10-Q and incorporated herein by reference)

10.11†	Aviall, Inc. Amended and Restated 1998 Directors Stock Plan (Exhibit 10.3 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)

10.12†	Amendment Number One to the Aviall, Inc. Amended and Restated 1998 Directors Stock Plan, dated as of June 14, 2002 (Exhibit 10.3 to Aviall, Inc.’s March 31, 2003 Form 10-Q and incorporated herein by reference)

10.13†*	Amendment Number Two to the Aviall, Inc. Amended and Restated 1998 Directors Stock Plan, dated as of June 26, 2003

10.14†	Amendment Number Three to the Aviall, Inc. Amended and Restated 1998 Directors Stock Plan, dated as of June 18, 2004 (Exhibit 10.1 to Aviall, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (the “June 30, 2004 Form 10-Q”) and incorporated herein by reference)

10.15†	Form of Restricted Shares Award Agreement for 1998 Stock Incentive Plan (Exhibit 99.3 to Aviall, Inc.’s January 28, 2005 Form 8-K (the “January 28, 2005 8-K”) and incorporated herein by reference)

10.16†	Form of Non-Qualified Stock Option Agreement for 1998 Stock Incentive Plan (Exhibit 99.4 to the January 28, 2005 Form 8-K and incorporated herein by reference)

10.17†	Form of Incentive Stock Option Agreement for 1998 Stock Incentive Plan (Exhibit 99.5 to the January 28, 2005 Form 8-K and incorporated herein by reference)

10.18†	Form of Non-Employee Director Stock Option Agreement for Amended and Restated 1998 Directors Stock Plan (Exhibit 99.6 to the January 28, 2005 Form 8-K and incorporated herein by reference)

Exhibit No.	Description
10.19†	Form of Election Agreement for Amended and Restated 1998 Directors Stock Plan (Exhibit 99.7 to the January 28, 2005 Form 8-K and incorporated herein by reference)

10.20†	Form of Consent to Modification of Incentive Stock Option Agreements (Exhibit 99.2 to Aviall, Inc.’s November 15, 2005 Form 8-K (the “November 2005 8-K”) and incorporated herein by reference)

10.21†*	Form of Free Standing Stock Appreciation Rights Agreement for 1998 Stock Incentive Plan

10.22	Distribution and Indemnity Agreement, by and between Aviall, Inc. and Ryder, dated November 23, 1993 (Exhibit 10.3 to Aviall, Inc.’s 1993 Form 10-K and incorporated herein by reference)

10.23	Tax Sharing Agreement, by and between Aviall, Inc. and Ryder, dated November 23, 1993 (Exhibit 10.4 to Aviall, Inc.’s 1993 Form 10-K and incorporated herein by reference)

10.24†	Form of Amended and Restated Severance Agreement, by and between Aviall, Inc. and each of its executive officers (Exhibit 10.1 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.25†	Addendum to the Amended and Restated Severance Agreement, by and between Aviall, Inc. and Bruce Langsen (Exhibit 10.2 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.26†	Second Addendum to the Amended and Restated Severance Agreement, by and between Aviall, Inc. and Bruce Langsen, dated as of December 21, 2001 (Exhibit 10.13 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.27†	Aviall, Inc. Amended and Restated Severance Pay Plan (Exhibit 10.7 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.28†	Amendment Number One to the Aviall, Inc. Amended and Restated Severance Pay Plan, dated as of December 21, 2001 (Exhibit 10.15 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.29	Asset Purchase Agreement, dated as of May 31, 1994, by and between Aviall Services, Inc. and Dallas Airmotive, Inc., as amended (Exhibit 10.3 to Aviall, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994 and Exhibits 10.17 through 10.23 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference)

10.30†	Aviall, Inc. Employee Stock Purchase Plan (Exhibit 10.27 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference)

10.31†	Aviall, Inc. Benefit Restoration Plan (Exhibit 10.5 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.32†	Amendment No. One to the Aviall, Inc. Benefit Restoration Plan (Exhibit 10.6 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.33	Agreement of Purchase and Sale, by and among Aviall, Inc., Aviall Services, Inc., Greenwich Air Services, Inc. and GASI Engine Services, Inc., dated April 19, 1996 (Exhibit 2.1 to Aviall, Inc.’s Current Report on Form 8-K, dated April 19, 1996 and incorporated herein by reference)

10.34†	Employment Agreement, dated January 1, 2006, by and between Aviall, Inc. and Paul E. Fulchino (Exhibit 99.1 to Aviall, Inc.’s Current Report on Form 8-K dated February 24, 2006 and incorporated herein by reference)

Exhibit No.	Description

10.35†	Non-Qualified Stock Option Agreement, dated December 21, 1999, by and between Aviall, Inc. and Paul E. Fulchino (Exhibit 10.17 to Aviall, Inc.’s 1999 Form 10-K and incorporated herein by reference)

10.36†	Addendum to the Non-Qualified Stock Option Agreement, dated as of December 21, 2001, by and between Aviall, Inc. and Paul E. Fulchino (Exhibit 10.24 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.37	Distribution Services Agreement, dated as of December 17, 2001, by and between Aviall Services, Inc. and Rolls-Royce Corporation (the “T56 Agreement”) (Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission) (Exhibit 10.26 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.38	Amendment Number One to T56 Agreement, dated October 1, 2003, by and between Aviall Services, Inc. and Rolls-Royce Corporation (Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission) (Exhibit 10.41 to Aviall, Inc.’s 2003 Form 10-K and incorporated herein by reference)

10.39	Distribution Services Agreement, dated January 28, 2005, by and among Aviall, Inc., Aviall Services, Inc., General Electric Company and GE Engine Services Distribution LLC (Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission) (Exhibit 2.1 to the January 28, 2005 Form 8-K and incorporated herein by reference)

10.40	Parts Supply Agreement, dated January 28, 2005, by and among Aviall Services, Inc. and General Electric Company (Exhibit 99.1 to the January 28, 2005 Form 8-K and incorporated herein by reference)

10.41	Securities Purchase Agreement, dated as of December 17, 2001, by and among Aviall, Inc., Carlyle Partners III, L.P. and CP III Coinvestment, L.P. (Exhibit 10.27 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.42	Pledge and Security Agreement, dated as of December 21, 2001, by Aviall, Inc., Aviall Services, Inc., Inventory Locator Service, LLC and Aviall Product Repair Services, Inc. in favor of Citicorp USA, Inc. (Exhibit 10.30 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.43	Lease Agreement, dated as of April 3, 2001, by and between Crow Family Holdings Industrial Texas Limited Partnership and Aviall Services, Inc. (Exhibit 10.31 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.44	Standstill Agreement, dated as of December 21, 2001, by and among Aviall, Inc., Carlyle Partners III, L.P. and CP III Coinvestment, L.P. (Exhibit 10.32 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.45†	Aviall, Inc. Supplemental Executive Retirement Income Plan, effective as of April 7, 2003 (Exhibit 10.1 to Aviall, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (the “March 31, 2003 Form 10-Q”) and incorporated herein by reference)

10.46	Second Amended and Restated Credit Agreement, dated as of June 30, 2003, by and among Aviall, Inc., Aviall Services, Inc., Citicorp USA, Inc. and the lenders and issuers party thereto (Exhibit 10.2 to Aviall, Inc.’s June 30, 2003 Form 10-Q and incorporated herein by reference)

Exhibit No.	Description
10.47	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of October 6, 2003, by and among Aviall, Inc, Aviall Services, Inc., Citicorp USA, Inc. and the lenders and issuers party thereto (Exhibit 10.48 to Aviall, Inc.’s 2004 Form 10-K and incorporated herein by reference)

10.48	Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated as of June 30, 2004, by and among Aviall, Inc., Aviall Services, Inc., Citicorp USA, Inc. and the lenders and issuers party thereto (Exhibit 10.3 to Aviall, Inc.’s June 30, 2004 Form 10-Q and incorporated herein by reference)

10.49	Amendment No. 3 to the Second Amended and Restated Credit Agreement, dated as of January 28, 2005, by and among Aviall, Inc., Aviall Services, Inc., Citigroup USA, Inc. and the lenders and issuers party thereto (Exhibit 99.2 to the January 28, 2005 Form 8-K and incorporated herein by reference)

10.50	Amendment No. 4 to the Second Amended and Restated Credit Agreement, dated as of November 15, 2005, by and among Aviall, Inc., Aviall Services, Inc., Citigroup North America, Inc. and the lenders and issuers party thereto (Exhibit 99.1 to the November 2005 Form 8-K and incorporated herein by reference)

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries of Aviall, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney of the Directors of Aviall, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1*	Certifications pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Each document marked with an asterisk is filed herewith.

†	Each document marked with a dagger constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIALL, INC.

March 1, 2006	By	/s/ Paul E. Fulchino
Paul E. Fulchino
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title

/s/ Paul E. Fulchino	Chairman, President and Chief Executive Officer
Paul E. Fulchino	(Principal Executive Officer)

/s/ Colin M. Cohen	Senior Vice President and Chief Financial Officer
Colin M. Cohen	(Principal Financial Officer)

/s/ Jacqueline K. Collier	Vice President and Controller
Jacqueline K. Collier	(Principal Accounting Officer)

Peter J. Clare*	Director
Peter J. Clare

Chris Davis*	Director
Chris Davis

Alberto F. Fernández*	Director
Alberto F. Fernández

Allan M. Holt*	Director
Allan M. Holt

Donald R. Muzyka*	Director
Donald R. Muzyka

Richard J. Schnieders*	Director
Richard J. Schnieders

Jonathan M. Schofield*	Director
Jonathan M. Schofield

Arthur E. Wegner*	Director
Arthur E. Wegner

Bruce N. Whitman*	Director
Bruce N. Whitman

*	The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K pursuant to the Powers of Attorney executed on behalf of the above-named directors of the registrant and contemporaneously filed herewith with the Securities and Exchange Commission.

March 1, 2006	By	/s/ Jeffrey J. Murphy
Jeffrey J. Murphy
Attorney-in-Fact

AVIALL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Aviall, Inc.:

We have completed integrated audits of Aviall Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Aviall, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Dallas, Texas
March 3, 2006

AVIALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2005	2004	2003
Net sales	$1,295,201	1,164,003	1,013,335
Cost of sales	1,066,648	972,079	843,700

Gross profit	228,553	191,924	169,635
Selling and administrative expense	122,574	115,584	100,180
Impairment loss	—	—	1,707

Operating income	105,979	76,340	67,748
Loss on extinguishment of debt	—	—	17,315
Interest expense, net	21,124	16,742	20,975

Earnings from continuing operations before income taxes	84,855	59,598	29,458
Provision for income taxes	28,253	16,429	8,805

Earnings from continuing operations	56,602	43,169	20,653
Discontinued operations:
Gain/(loss) on disposal (net of income tax benefit of $42 in 2005 and income tax expense of $76 in 2003)	(71)	—	125

Earnings (loss) from discontinued operations	(71)	—	125

Net earnings	56,531	43,169	20,778
Less noncash reduction for conversion of redeemable preferred stock	—	—	(24,335)
Less preferred stock dividends	—	—	(2,016)

Net earnings (loss) applicable to common shares	$56,531	43,169	(5,573)

Basic net earnings (loss) per share:
Earnings (loss) from continuing operations	$1.69	1.35	(0.29)
Earnings (loss) from discontinued operations	—	—	—

Net earnings (loss)	$1.69	1.35	(0.29)

Weighted average common shares	33,469,613	31,983,421	25,922,573

Diluted net earnings (loss) per share:
Earnings (loss) from continuing operations	$1.62	1.28	(0.29)
Earnings (loss) from discontinued operations	—	—	—

Net earnings (loss)	$1.62	1.28	(0.29)

Weighted average common and potentially dilutive common shares	34,967,604	33,658,406	31,226,004

See accompanying notes to consolidated financial statements.

AVIALL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended December 31,
	2005	2004	2003
Net earnings	$56,531	43,169	20,778
Other comprehensive loss:
Minimum pension liability adjustment (net of income tax benefit of $1,612 in 2005, $1,137 in 2004 and $226 in 2003)	(2,937)	(1,728)	(543)

Comprehensive income	$53,594	41,441	20,235

See accompanying notes to consolidated financial statements.

AVIALL, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$13,604	91,632
Receivables, net	178,826	144,087
Inventories	417,048	328,129
Prepaid expenses and other current assets	4,059	2,953
Deferred income taxes	23,949	40,432

Total current assets	637,486	607,233

Property and equipment	35,264	33,929
Goodwill	46,843	46,843
Intangible assets	225,526	46,525
Deferred income taxes	6,241	3,229
Other assets	11,627	11,717

Total assets	$962,987	749,476

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$850	1,440
Revolving line of credit	83,153	—
Cash overdrafts due to outstanding checks	24,117	43,023
Accounts payable	168,851	98,629
Accrued expenses	50,817	46,741

Total current liabilities	327,788	189,833

Long-term debt	199,926	201,990
Other liabilities	7,124	8,652
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock ($0.01 par value per share, 80,000,000 shares authorized; 36,155,382 shares and 34,582,746 shares issued at December 31, 2005 and 2004, respectively)	362	346
Additional paid-in capital	472,137	447,060
Accumulated deficit	(5,599)	(62,130)
Treasury stock, at cost (2,050,411 shares and 2,035,124 shares at December 31, 2005 and 2004, respectively)	(28,589)	(28,218)
Unearned compensation – restricted stock	(847)	(1,679)
Accumulated other comprehensive loss	(9,315)	(6,378)

Total shareholders’ equity	428,149	349,001

Total liabilities and shareholders’ equity	$962,987	749,476

See accompanying notes to consolidated financial statements.

AVIALL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Unearned Compensation	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Share- holders’ Equity
	Shares Outstanding	Amount
At December 31, 2002	19,604,493	$216	(27,789)	(1,369)	361,377	(99,726)	(4,107)	$228,602
Net earnings	—	—	—	—	—	20,778	—	20,778
Minimum pension liability adjustment	—	—	—	—	—	—	(543)	(543)
Restricted stock awards, net of forfeitures	143,344	—	—	(1,042)	1,042	—	—	—
Compensation expense	—	—	—	892	—	—	—	892
Common stock issued due to conversion of redeemable preferred stock	11,100,878	111	—	—	46,274	—	—	46,385
Other common stock issued	1,093,505	12	—	—	5,136	—	—	5,148
Treasury stock purchased, at cost	(4,856)	—	(78)	—	—	—	—	(78)
Tax benefit from exercise of stock options	—	—	—	—	916	—	—	916
Noncash reduction in retained earnings due to conversion of redeemable preferred stock	—	—	—	—	24,335	(24,335)	—	—
Preferred stock dividends	—	—	—	—	—	(2,016)	—	(2,016)

At December 31, 2003	31,937,364	339	(27,867)	(1,519)	439,080	(105,299)	(4,650)	300,084
Net earnings	—	—	—	—	—	43,169	—	43,169
Minimum pension liability adjustment	—	—	—	—	—	—	(1,728)	(1,728)
Restricted stock awards, net of forfeitures	52,143	1	—	(1,099)	1,098	—	—	—
Compensation expense	—	—	—	939	—	—	—	939
Common stock issued	580,496	6	—	—	4,654	—	—	4,660
Treasury stock purchased, at cost	(22,381)	—	(351)	—	—	—	—	(351)
Tax benefit from exercise of stock options	—	—	—	—	2,228	—	—	2,228

At December 31, 2004	32,547,622	346	(28,218)	(1,679)	447,060	(62,130)	(6,378)	349,001
Net earnings	—	—	—	—	—	56,531	—	56,531
Minimum pension liability adjustment	—	—	—	—		—	(2,937)	(2,937)
Restricted stock awards, net of forfeitures	54,002	1	—	—	(1)	—	—	—
Compensation expense	—	—	—	832	438	—	—	1,270
Common stock issued	1,518,634	15	—	—	14,210	—	—	14,225
Treasury stock purchased, at cost	(15,287)	—	(371)	—	—	—	—	(371)
Tax benefit from exercise of stock options	—	—	—	—	10,430	—	—	10,430

At December 31, 2005	34,104,971	$362	(28,589)	(847)	472,137	(5,599)	(9,315)	$428,149

See accompanying notes to consolidated financial statements.

AVIALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities:
Net earnings	$56,531	43,169	20,778
Loss on extinguishment of debt	—	—	17,315
Impairment loss	—	—	1,707
Loss/(gain) on disposal of discontinued operations	71	—	(125)
Depreciation and amortization	25,320	17,441	17,995
Deferred income taxes	25,772	12,381	7,095
Paid-in-kind interest	—	—	405
Compensation expense on stock based awards	1,270	939	892
Tax benefit from exercise of stock options	10,430	2,228	916
Changes in:
Receivables	(34,739)	(4,808)	(44,057)
Inventories	(88,919)	(269)	20,167
Deferred income tax asset	(11,568)	(81)	(1,490)
Accounts payable	70,222	3,807	14,736
Accrued expenses	(1,305)	3,944	(3,535)
Other, net	(3,266)	2,030	(1,013)

Net cash provided by operating activities	49,819	80,781	51,786

Investing activities:
Purchase of contract rights	(190,878)	(1,367)	(7,200)
Capital expenditures	(10,825)	(10,363)	(8,030)
Sales of property, plant and equipment	376	114	83

Net cash used for investing activities	(201,327)	(11,616)	(15,147)

Financing activities:
Net change in revolving credit facility	83,153	(509)	(140,275)
Cash overdrafts due to outstanding checks	(18,906)	(592)	9,438
Issuance of common stock	13,430	4,660	5,148
Debt issuance costs paid	(2,134)	(752)	(7,919)
Debt repaid	(1,754)	(3,413)	(84,626)
Purchase of treasury stock	(371)	(351)	(78)
Debt proceeds	62	—	200,101
Cash dividends on redeemable preferred stock	—	—	(1)

Net cash provided by (used for) financing activities	73,480	(957)	(18,212)

Change in cash and cash equivalents	(78,028)	68,208	18,427
Cash and cash equivalents, beginning of period	91,632	23,424	4,997

Cash and cash equivalents, end of period	$13,604	91,632	23,424

Cash paid for interest and income taxes:
Interest	$18,487	7,863	17,916
Income taxes	$3,767	1,668	966
Noncash investing and financing activities:
Property and equipment acquired with debt	$413	121	1,330
Conversion of redeemable preferred stock into common stock	$—	—	46,385
Noncash reduction in retained earnings due to conversion of redeemable preferred stock	$—	—	24,335
Paid-in-kind dividends on redeemable preferred stock	$—	—	2,015

See accompanying notes to consolidated financial statements.

AVIALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BACKGROUND AND ORGANIZATION

Aviall, Inc., or Aviall, is the largest independent global provider to the aerospace aftermarket of new aviation parts, supply-chain management and other related value-added services through its subsidiary, Aviall Services, Inc., or Aviall Services. Aviall also provides information and facilitates commerce for the aviation and marine industries and the United States, or U.S., and international government procurement market through its global electronic marketplaces operated by Inventory Locator Service, LLC, or ILS. We report Aviall Services and ILS as separate operating segments. See “Note 18 – Segments and Related Information.”

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying consolidated financial statements include the accounts of Aviall and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Accounting Estimates. The process of preparing financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenue and expenses. These estimates and assumptions are based upon the best information available at the time of the estimates or assumptions and could change materially as conditions within and beyond our control change. Accordingly, actual amounts could differ materially from those estimates. The most significant estimates that we make include the allowance for doubtful accounts, provision for excess and obsolete inventories, deferred tax asset valuation allowances, pension and postretirement benefit obligations and valuation of goodwill and contract rights. Changes in estimates are recorded in the period of change.

Revenue Recognition. Revenue from the sale of parts, components and supplies and the repair of parts is recognized based on shipping terms with our customers. At the time of shipment of the product to the customer, we believe revenue is earned because evidence of an arrangement with an agreement upon price exists with the customer, delivery has occurred and collectibility is reasonably assured. Shipment is normally FOB shipping point at our warehouse. Revenues from information services and point-of-purchase subscription fees are recognized as services are rendered. Revenue from pay-in-advance subscription fees is deferred and recognized as services are rendered. Shipping and handling costs billed to customers are recognized as revenue.

Cash and Cash Equivalents. We consider all highly liquid, interest-bearing instruments with an original maturity of three months or less to be cash equivalents. We classify cash overdrafts due to outstanding checks as a separate current liability in our accompanying consolidated balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Past-due status is based on contractual terms on a customer-by-customer basis. An allowance for doubtful accounts receivable is established based on our estimates of the amount of uncollectible accounts receivable on a customer-by-customer basis. We determine the required allowance using information such as customer credit history, industry and market segment information, economic trends and conditions, credit reports and customer financial condition. The estimates can be affected by changes in the aviation industry, customer credit issues or customer bankruptcies. Account balances are charged off against the allowance when it is determined that the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

Inventories. We value our inventory of aerospace parts at the lower of average cost or market. We make provisions for excess and obsolete inventories based on our assessment of slow-moving and obsolete inventories on an individual part number basis within each product line. We make provisions for inventory shrinkage based on periodic physical inventory counts. Provisions for shrinkage and excess and obsolete inventory amounted to $6.4 million and $6.5 million at December 31, 2005 and 2004, respectively.

Property and Equipment. Property and equipment is carried at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Internal and external costs incurred to develop or purchase computer software during the application development stage for internal use, including upgrades and enhancements, are capitalized. Assets held under capital lease are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease and amortized over the lease term using the straight-line method. Lives assigned to asset categories are 3 years to 10 years for software, hardware and equipment, and the remaining lease term, if shorter than the estimated useful life, for leasehold improvements. Depreciation expense amounted to $9.6 million, $8.4 million and $8.1 million in 2005, 2004 and 2003, respectively. Lease amortization is included in depreciation expense.

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

Contract Rights. From time to time, we enter into long-term agreements with original equipment manufacturers, or OEMs, that explicitly or implicitly include a payment to the OEM for certain rights. These rights generally include the appointment of Aviall as the exclusive distributor or manufacturer of certain aerospace parts. When we enter into these agreements, we must value the contract rights and amortize them based on operating cash flows expected to be generated from the agreement over the life of the agreement. We calculate the value of the contract rights using a discounted cash flow model of the expected net contract cash flows related to the specific agreement. In the event one or more of our material suppliers or revenue-sharing partners discontinue the products we sell, terminate our contract or are unable to perform under our agreement, the value of the contract rights could be impaired, and we might be required to write-down or write-off the unamortized value of the contract rights.

Deferred Taxes. Income taxes are accounted for using the liability approach under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This method involves determining the temporary differences between consolidated assets and liabilities recognized for financial reporting and the corresponding consolidated amounts recognized for tax purposes and computing the tax-related carryforwards at the balance sheet date. These temporary differences and carryforwards are multiplied by the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The resulting amounts are deferred tax assets or liabilities and the net changes represent the deferred tax expense or benefit for the year. The total of taxes currently payable per the tax return and the deferred tax expense or benefit represents the income tax expense or benefit for the year for financial reporting purposes.

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

Valuation of Long-Lived Assets. We periodically review the net realizable value of our long-lived assets, including contract rights, whenever events and circumstances indicate an impairment may have occurred. In the event we determine that the carrying value of long-lived assets is in excess of estimated gross future cash flows for those assets, we then will write-down the value of the assets to a level commensurate with a discounted cash flow analysis of the estimated future cash flows.

Financing Costs. Costs associated with obtaining debt are recorded as a deferred charge and amortized over the term of the related debt through interest expense utilizing an effective interest rate method. Amortization of financing costs amounted to $2.0 million, $1.9 million and $2.5 million in 2005, 2004 and 2003, respectively.

Debt Discount. Debt discount is recorded as a reduction of long-term debt and amortized over the term of the related debt through interest expense utilizing an effective interest rate method. Amortization of debt discount amounted to $0.9 million in 2003. There was no debt discount amortization recorded in 2005 and 2004.

Pension and Postretirement Benefits Obligations. The value of our pension and postretirement benefits assets and liabilities is determined on an actuarial basis. These values are affected by the market value of plan assets, our estimates of the expected return on plan assets and the discount rates we use to value our projected benefit obligation. We developed our discount rate using a bond-matching model. Our actuarially determined expected benefit payment cash flows were segmented into ten-year terms and matched proportionately to Corporate AA bonds quoted on December 31, 2005, resulting in a blended discount rate. Actual changes in the fair market value of plan assets, differences between the actual return and the expected return on plan assets and changes in the discount rate we use affect the amount of pension expense we recognize.

Environmental. Costs relating to our environmental liabilities are recorded, including exit costs related to our previously owned businesses, when it is probable that a loss has been incurred and such loss is estimable. We base our probable environmental cost estimates on information obtained from independent environmental engineers and/or from our experts regarding the nature and extent of environmental contamination, available remedial alternatives and the cleanup criteria required by relevant governmental agencies. The estimated costs include anticipated site testing, consulting, remediation, disposal, postremediation monitoring and related legal fees. They are based on available information and represent the undiscounted costs to resolve the environmental matters in accordance with prevailing federal, state, local or foreign requirements. Our estimates may vary in the future as more information becomes available to us with respect to the level of contamination, the effectiveness and approval of selected remediation methods, the stage of our investigation at the individual sites, the recoverability of such costs from third parties and changes in federal, state, local or foreign statutes and regulations or their interpretation.

Foreign Currency Translation. Our foreign operations utilize the U.S. dollar as their functional currency. Net currency translation and transaction gains and (losses) included in earnings amounted to $(0.1) million, $0.6 million and $1.8 million in 2005, 2004 and 2003, respectively. These gains and losses are affected primarily by changes in the exchange rate of the Australian dollar against the U.S. dollar.

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

Fair Value of Financial Instruments. At December 31, 2005 and 2004, the carrying value of our debt was $283.9 million and $203.4 million, respectively, and the estimated fair value was $288.9 million and $214.7 million, respectively. We determined the fair value based on quoted market prices at December 31, 2005 and December 31, 2004.

Stock-Based Compensation. We account for our stock-based compensation plans in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” and related interpretations. All options granted under our plans have an exercise price equal to the market value of the underlying common stock on the date of grant. On November 15, 2005, we accelerated the vesting of 479,867 outstanding, unvested stock options awarded in 2004 and 2005 that were scheduled to vest in the first quarter of 2007 and 2008, excluding options held by non-employee members of Aviall’s Board of Directors. As a result of this accelerated vesting, we recorded compensation expense of $0.4 million in the fourth quarter of 2005 consisting of the estimated value of the accelerated options that will be subject to forfeiture during 2006 and 2007. No compensation cost related to these stock option plans is included in net earnings in 2004 and 2003. We also make the appropriate disclosures as required by Statement of Financial Accounting Standards No. 123, or SFAS 123, “Accounting for Stock-Based Compensation,” and Statement of Financial Accounting Standards No. 148, or SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123.” Awards of restricted stock are valued at the market price of our common stock on the date of grant and recorded as unearned compensation within shareholders’ equity. The unearned compensation is amortized to compensation expense over the vesting period of the restricted stock.

The following table illustrates the effect on net earnings and earnings per share if we had applied the fair-value recognition provisions of SFAS 123 to stock-based employee compensation:

(In Thousands, Except Per Share Data)	2005	2004	2003
Net earnings, as reported	$56,531	43,169	20,778
Preferred stock dividends	—	—	(2,016)
Noncash reduction for conversion of preferred stock	—	—	(24,335)

Net earnings (loss) available to common shareholders	56,531	43,169	(5,573)
Undistributed earnings allocated to participating preferred stockholders	—	—	(1,847)

Net earnings (loss) for purposes of computing basic net earnings per share	56,531	43,169	(7,420)
Add: Compensation expense resulting from accelerated vesting, net of related tax effects	231	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(5,238)	(1,975)	(1,413)

Pro forma net earnings (loss) for purposes of computing basic net earnings per share	$51,524	41,194	(8,833)

Earnings (loss) per share:
Basic – as reported	$1.69	1.35	(0.29)
Basic – pro forma	$1.54	1.29	(0.34)
Basic – as reported	$1.62	1.28	(0.29)
Basic – pro forma	$1.47	1.22	(0.34)

The 2005 pro forma stock-based employee compensation expense of $5.2 million includes $3.2 million and $1.1 million for the accelerated vested portion of stock options awarded in 2005 and 2004, respectively.

During 2005, 2004 and 2003, options were granted at exercise prices equal to the market price of our common stock on the date of grant. The weighted average fair value of options granted was $9.43 per option in 2005, $7.94 per option in 2004 and $3.85 per option in 2003. In accordance with SFAS 123, the fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Risk-free interest rate	3.80%	3.34%	3.07%
Expected life (years)	5.0	5.0	5.0
Expected volatility	40.00%	55.47%	55.26%
Expected dividend yield	—	—	—

Earnings (Loss) Per Share. Basic net earnings per share, or EPS, is computed by dividing net earnings (loss) for purposes of computing basic net EPS by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net earnings by the weighted average number of common and potentially dilutive common shares outstanding during the period using the treasury stock method. Diluted EPS is presented as equal to basic EPS if it is antidilutive, or higher than basic EPS.

Quarterly and year-to-date computations of per-share amounts are made independently; therefore, the sum of per-share amounts for the quarters may not equal per-share amounts for the year.

New Accounting Pronouncements. In June 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 154, or SFAS 154, “Accounting Changes and Error Corrections–a replacement of APB No. 20 and FAS No. 3.” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior-period financial statements presented on the basis of the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS 154 as of January 1, 2006 and expect no material impact on our consolidated financial statements as a result of its adoption.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment,” which replaces SFAS 123 and supersedes APB 25 and SFAS 148. SFAS 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense over the period during which an employee is required to provide services in exchange for the award. SFAS 123R is effective for annual periods beginning after June 15, 2005. We adopted SFAS 123R as of January 1, 2006 using the modified prospective method. On November 15, 2005, we accelerated the vesting of 479,867 outstanding, unvested stock options awarded in 2004 and 2005 that were scheduled to vest in the first quarter of 2007 and 2008, excluding options held by non-employee members of Aviall’s Board of Directors. As a result of this accelerated vesting, we recorded compensation expense of $0.4 million in the fourth quarter of 2005 consisting of the estimated value of the accelerated options that will be subject to forfeiture during 2006 and 2007. The primary reason for the acceleration of these employee stock options is to reduce the amount of future compensation expense that we would otherwise be required to recognize in our consolidated statements of operations with respect to these options upon adoption of SFAS 123R. As a result of the acceleration, we estimate that compensation expense amounting to approximately $2.5 million and $1.5 million in 2006 and 2007, respectively, was eliminated. Aviall’s Board of Directors subsequently approved a different equity compensation approach which eliminates the issuance of stock options as a form of incentive award for the foreseeable future. In January 2006, we issued stock appreciation rights, or SARs, to be settled in shares of Aviall’s common stock upon vesting, as a substitute for stock options. We estimate that compensation expense under SFAS 123R for 2006 will be approximately $3.3 million.

NOTE 3 – DISCONTINUED OPERATIONS

In 1996, we sold our commercial engine services businesses. These businesses are reported as discontinued operations in our consolidated financial statements.

The sale agreements required us to retain certain liabilities, primarily environmental. The losses associated with these liabilities were estimated and included in the discontinued operations provision. The actual cost of these obligations may not be known for a number of years. In the case of environmental liabilities, factors included in the original estimate of loss, such as the level of remediation required, could change significantly from our original estimate. Accordingly, certain adjustments may be required in future periods to reflect changes in these estimates. As of December 31, 2005 and 2004, these retained liabilities, primarily environmental, for businesses reported as discontinued operations as well as previously owned businesses not classified as discontinued operations amounted to $1.0 million and $2.3 million, respectively.

During 2005, we recorded a net loss from discontinued operations of $0.07 million, net of a tax benefit of $0.04 million. The net loss related to changes in the estimate of certain liabilities as a result of revised projections. During 2003, we recognized a net gain from discontinued operations of $0.1 million, net of tax expense of $0.08 million. The net gain related to changes in the estimates of certain liabilities as a result of the expiration of the indemnification periods under the asset sale contracts and revised projections for certain liabilities, primarily environmental liabilities, based on recent experiences.

NOTE 4 – IMPAIRMENT LOSS

The $1.7 million impairment loss resulted from the write-off in June 2003 of a vendor software license purchased in 2001. Beginning in the second quarter of 2003, we began to pursue other alternatives resulting from the vendor’s change in strategic focus.

NOTE 5 – RECEIVABLES

The following table presents our receivables by major category as of December 31:

(In Thousands)	2005	2004
Trade	$175,412	142,630
Other	5,653	5,078

	181,065	147,708
Allowance for doubtful accounts	(2,239)	(3,621)

	$178,826	144,087

NOTE 6 – PROPERTY AND EQUIPMENT

The following table presents our property and equipment by major class as of December 31:

	2005			2004
(In Thousands)	Owned	Capital Leases	Total	Owned	Capital Leases	Total
Land	$—	—	—	226	—	226
Software and hardware	52,499	5,245	57,744	41,090	5,433	46,523
Equipment	14,079	1,279	15,358	12,318	1,101	13,419
Leasehold improvements	3,379	1,045	4,424	2,842	1,045	3,887
Capital projects in progress	2,845	—	2,845	6,897	—	6,897

	72,802	7,569	80,371	63,373	7,579	70,952
Accumulated depreciation	(41,125)	(3,982)	(45,107)	(33,210)	(3,813)	(37,023)

	$31,677	3,587	35,264	30,163	3,766	33,929

Capital projects in progress included $2.0 million and $1.2 million of capitalized software costs as of December 31, 2005 and 2004, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

In accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we performed our annual impairment test in the fourth quarter of 2005, and no impairment was noted.

The following table presents the carrying amount of our goodwill by operating segment:

(In Thousands)	2005	2004
Aviall Services	$42,692	42,692
ILS	4,151	4,151

Total	$46,843	46,843

Contract rights are included in intangible assets in our accompanying consolidated balance sheets as follows:

(In Thousands)	2005	2004
Gross carrying amount	$261,086	70,208
Accumulated amortization	(39,282)	(25,596)

	$221,804	44,612

In addition, we have an intangible asset with a balance of $3.7 million and $1.9 million at December 31, 2005 and 2004, respectively, related to our additional minimum pension liability. This intangible asset is not subject to amortization.

Amortization expense of definite-lived intangible assets amounted to $13.7 million, $7.1 million and $6.4 million in 2005, 2004 and 2003, respectively.

Estimated amortization expense of definite-lived intangible assets for each of the five succeeding years is as follows (in thousands):

Year Ended December 31,
2006	$15,444
2007	$15,707
2008	$15,450
2009	$15,310
2010	$13,339

In January 2005, we entered into a distribution agreement with General Electric, or GE, whereby GE appointed us as the exclusive worldwide distributor of unique parts for GE CF6-50 and CF6-80A, or CF6, engines, for as long as either of these engines remain in service. In April 2005, we entered into two distribution agreements with Hamilton Sundstrand which give us exclusive contract rights for Hamilton Sundstrand-built spare parts that are unique to the 60kVA family of generators, the JT8D mechanical fuel controls and the JT9D engine accessories. In December 2005, we entered into a revenue- and risk-sharing agreement with GE to exclusively supply GE with a select number of aftermarket parts for several GE CF6 engines for the life of that program. We paid $190.9 million in the aggregate for these contract rights.

NOTE 8 – ACCRUED EXPENSES

The following table presents our accrued expenses by major category as of December 31:

(In Thousands)	2005	2004
Salaries, wages and benefits	$27,007	22,399
Accrued interest	8,060	7,711
Self-insurance reserves	1,938	1,651
Sales and other operating taxes	1,896	2,559
Environmental reserves, current portion	225	1,180
Other	11,691	11,241

	$50,817	46,741

NOTE 9 – DEBT

The following table presents our debt by debt issue as of December 31:

(In Thousands)	2005	2004
Revolving Credit Facilities:
Credit Facility	$83,153	—
Canadian Revolver	—	—
Senior Notes, net of interest rate swap fair value (see Note 10)	197,862	199,236
Capital lease obligations	1,084	1,799
Other	1,830	2,395

	$283,929	203,430
Less: Current portion	(84,003)	(1,440)

	$199,926	201,990

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

In November 2003, we entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $50.0 million of the $200.0 million principal amount of Senior Notes. At December 31, 2005 and 2004, the fair value of our interest rate swap was a liability of $2.1 million and $0.8 million, respectively, and is reflected in other liabilities and as a decrease in the carrying value of the Senior Notes included in long-term debt in our accompanying consolidated balance sheet. Changes in the fair value of the derivative are offset by corresponding changes in the fair value recorded on the underlying hedged debt and result in no net earnings impact.

In June 2003, we used the net proceeds from the issuance of the Senior Notes to redeem the entire principal amount of our then-existing 14% senior unsecured notes, or the 14% Notes, and to repay a portion of the outstanding revolving indebtedness under our senior secured credit facility, or the Credit Facility. In connection with the redemption of the 14% Notes, we recorded a $17.3 million pretax loss on extinguishment that consists of a $3.2 million prepayment premium on the outstanding principal amount of the 14% Notes, $8.7 million of unamortized debt discount and $5.4 million of unamortized original debt issuance cost. In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, or SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” We adopted SFAS 145 on January 1, 2003. As a result of the adoption, these unamortized costs, along with the prepayment premium, are included in earnings from continuing operations instead of being treated as an extraordinary item net of tax.

Revolving Credit Facilities. The Credit Facility consists of a $260.0 million revolving credit and letter of credit facility due as a balloon payment in 2008, with availability determined by reference to a borrowing base calculated using our eligible accounts receivable and inventory and after deducting reserves required by the lenders. As of December 31, 2005, our borrowing base under the Credit Facility was $290.1 million, we had $0.9 million issued for letters of credit and had $175.9 million available for additional borrowings. As of December 31, 2005, borrowings under the Credit Facility bear interest based upon either: (1) a Eurodollar Rate plus an applicable margin ranging from 1.25% to 2.25% depending upon our financial ratios, or (2) a Base Rate plus an applicable margin ranging from 0.25% to 1.25% depending upon the same financial ratios. We expect to utilize both of these interest rate options during 2006. As of December 31, 2005, the weighted average interest rate on the aggregate outstanding balance under the Credit Facility was 6.11%. As of December 31, 2004, the actual interest rate applicable to the Credit Facility was 6.75%, but we had no borrowings outstanding. An annual commitment fee of 0.375% is payable monthly in arrears on the daily unused portion of the Credit Facility. Obligations under the Credit Facility are collateralized by substantially all of our domestic assets and 65% of the stock of certain of our foreign subsidiaries. The Credit Facility also contains default clauses that permit the acceleration of all amounts due following an event of default at the discretion of the lenders, and lock-box provisions that apply our cash collections to outstanding borrowings. Based on the terms of the Credit Facility and pursuant to EITF Issue No. 95-22, “Balance Sheet Classification of Revolving Credit Agreement Obligations Involving Lock-Box Arrangements,” we classify amounts outstanding under the Credit Facility, if any, as current.

We also maintain a secured revolving credit facility in Canada, or the Canadian Revolver, with a total availability of Canadian $6.0 million. At December 31, 2005 and 2004, we had no borrowings outstanding under the Canadian Revolver.

Capital Lease Obligations. We have entered into a number of capital lease obligations to finance certain of our capital expenditures, primarily for computer hardware and software. These leases have terms ranging from three to five years with interest rates ranging primarily from 9.0% to 14.44%. Each lease is secured by the hardware and software financed.

Other Debt. At December 31, 2005 and 2004, other debt consists of various notes with interest rates ranging from 2.13% to 7.16%.

Debt Maturities. Debt maturities for the years subsequent to December 31, 2005 are as follows (in thousands):

Year Ended December 31,
2006	$84,003
2007	109
2008	132
2009	47
2010	—
Thereafter	201,777

286,068
Less: Fair value of interest rate swap	(2,139)

$283,929

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

We utilize financial derivative instruments to manage interest rate risk exposure and account for them in accordance with Statement of Financial Accounting Standards No. 133, or SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”

In November 2003, we entered into an interest rate swap to effectively convert the interest rate from fixed to floating on $50.0 million of the $200.0 million principal amount of Senior Notes. Under the interest rate swap agreement, we pay the London InterBank Offer Rate, or LIBOR, plus a margin every six months and receive 7.625% every six months on a notional amount of $50.0 million until July 1, 2011. Our interest rate swap agreement qualifies and is designated as a fair value hedge. In addition, this interest rate swap agreement qualifies for the “shortcut” method of accounting for hedges, as defined by SFAS 133. Under the “shortcut” method, the hedges are assumed to be perfectly effective, and thus, there is no ineffectiveness to be recorded in earnings. The fair value of our interest rate swap agreement at December 31, 2005 and 2004 was a liability of $2.1 million and $0.8 million, respectively, and is reflected in other liabilities in our accompanying consolidated balance sheet. In accordance with fair value hedging, the offsetting entry is an adjustment to decrease the carrying value of long-term debt. See “Note 9 – Debt.” The fair value of the interest rate swap is adjusted quarterly, as necessary.

Credit risk arises from the possible inability of counterparties to meet the terms of their contracts on a net basis. However, we minimize such risk exposure for these instruments by limiting counterparties to large banks and financial institutions that meet established credit guidelines. We do not expect to incur any losses as a result of counterparty default.

NOTE 11 – INCOME TAXES

Earnings before income taxes were as follows:

(In Thousands)	2005	2004	2003
Domestic	$77,100	55,123	23,193
Foreign	7,642	4,475	6,466

Earnings before income taxes	$84,742	59,598	29,659

The total provision for income taxes consists of the following components:

(In Thousands)	2005	2004	2003
Current tax expense (benefit):
U.S. federal	$(236)	596	423
U.S. state	742	2,433	273
Foreign	1,975	1,019	1,014

	2,481	4,048	1,710

Deferred tax expense (benefit):
U.S. federal	24,706	13,840	7,178
U.S. state	976	(1,458)	131
Foreign	48	(1)	(138)

	25,730	12,381	7,171

Provision for income taxes	$28,211	16,429	8,881

The U.S federal deferred tax expense of $24.7 million includes $0.3 million related to the repatriation of foreign dividends under Internal Revenue Code Section 965.

Income taxes are allocated as follows:

(In Thousands)	2005	2004	2003
Continuing operations	$28,253	16,429	8,805
Discontinued operations	(42)	—	76

Total income taxes	$28,211	16,429	8,881

A reconciliation of our U.S. federal statutory tax rate with our effective tax rate follows:

(Dollars in Thousands)	2005		2004		2003
	Amount	%	Amount	%	Amount	%
Provision at the statutory rate	$29,660	35.0	20,859	35.0	10,381	35.0
Foreign taxes less than statutory rate	(510)	(0.6)	(402)	(0.7)	(814)	(2.7)
Extraterritorial income tax benefit	(2,160)	(2.6)	(1,828)	(3.1)	(1,080)	(3.6)
State income taxes, net of federal income tax benefit	2,438	2.9	878	1.5	346	1.2
Release of valuation allowance	(720)	(0.8)	(3,350)	(5.6)	(49)	(0.2)
Miscellaneous items, net	(497)	(0.6)	272	0.5	97	0.2

	$28,211	33.3	16,429	27.6	8,881	29.9

The significant temporary differences that gave rise to deferred income taxes as of December 31, 2005 and 2004 consists of the following:

(In Thousands)	2005	2004
Deferred income tax assets:
Loss carryforwards and credits
U.S. federal	$13,608	23,908
U.S. state	2,092	3,855
Foreign	347	347
Compensation-related items	5,407	6,649
Inventory-related items	9,670	11,260
Environmental-related items	378	842
Accounts receivable allowances	722	1,331
Other items	1,414	1,218

	33,638	49,410
Valuation allowance	(445)	(2,186)

Deferred income tax assets	33,193	47,224

Deferred income tax liabilities:
Property and equipment basis differences	(3,003)	(2,621)
Other items	—	(942)

Deferred income tax liabilities	(3,003)	(3,563)

Net deferred income tax asset	$30,190	43,661

We periodically assess the likelihood of realizing our deferred tax assets and adjust the related valuation allowance based on the amount of deferred tax assets that we believe is more likely than not to be realized. We believe we may not generate sufficient future taxable income in specific tax jurisdictions to utilize all of our NOL carryforwards before their expiration and, as a result, have retained a valuation allowance of $0.4 million. The $1.7 million decrease in the valuation allowance is primarily due to the release of a valuation allowance for state NOL carryforwards and an adjustment to the federal NOL.

At December 31, 2005, we had a $30.2 million net deferred tax asset of which $10.5 million relates to our U.S. federal NOL carryforwards. This equates to a gross U.S. federal NOL of approximately $29.9 million, which substantially expires in 2011. To fully utilize our net deferred tax assets, as of December 31, 2005, we must generate $78.5 million of future taxable income based on current tax rates. We generated taxable income of $35.2 million, $42.5 million and $14.4 million in 2005, 2004 and 2003, respectively.

Section 382 of the Internal Revenue Code, or Section 382, imposes limitations on a corporation’s ability to utilize U.S. federal NOLs if it experiences an ownership change as defined in Section 382, or an Ownership Change. The amount of the annual limitation may vary significantly based on factors existing at the date of the Ownership Change. During 2005, we did not experience an Ownership Change.

Deferred taxes have not been provided on temporary differences related to investments in foreign subsidiaries that are considered permanent in duration. These temporary differences consist primarily of undistributed foreign earnings of $21.2 million and $22.2 million at December 31, 2005 and 2004, respectively. These earnings may become subject to additional tax if such amounts are remitted as dividends to Aviall Services. However, on October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004, or the Jobs Act. The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled corporations as defined under Internal Revenue Code Section 965. During 2005, we repatriated $5.6 million of foreign earnings from Australia to the U.S under the Jobs Act. No further repatriations are planned. In addition, the Jobs Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Jobs Act also provides for a two-year phase-out of the existing Extraterritorial Income, or ETI, exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The net effect of the phase-out of the ETI results in an increase in our effective tax rate for fiscal year 2005 of 0.5 percentage points.

NOTE 12 – PENSION PLANS AND POSTRETIREMENT BENEFITS

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

The following table sets forth the change in projected benefit obligation for all our plans:

(In Thousands)	2005	2004
Projected benefit obligation at beginning of period	$71,191	61,270
Service cost	2,945	2,461
Interest cost	4,111	3,876
Actuarial losses	6,227	6,526
Benefits paid	(2,563)	(2,411)
Expenses paid	(546)	(531)
Plan amendments	180	—

Projected benefit obligation at end of period	$81,545	71,191

Our projected benefit obligations are measured as of December 31 of each year using the following weighted average actuarial assumptions:

	2005	2004
Discount rate	5.53%	5.81%
Compensation increase rate	3.50%	3.50%

The following table sets forth the benefits expected to be paid in subsequent years for all of our plans. The estimates are based on the same assumptions used to measure our benefit obligations at December 31, 2005 (in thousands):

Year Ended December 31,
2006	$2,877
2007	$3,003
2008	$3,254
2009	$3,576
2010	$3,836
2011-2015	$27,164

The following table sets forth the change in fair value of plan assets for all our plans:

(In Thousands)	2005	2004
Fair value of plan assets at beginning of period	$52,840	44,474
Actual return on plan assets	3,191	5,273
Employer contributions	6,036	6,035
Benefits paid	(2,563)	(2,411)
Expenses paid	(546)	(531)

Fair value of plan assets at end of period	$58,958	52,840

The following table sets forth the asset allocation at the end of 2005 and 2004 and the target allocation for 2005, by asset category, for all our plans:

	Target Allocation	Percentage of Plan Assets at Year-End
Asset Category	2006	2005	2004
Equity securities	65%	73%	67%
Fixed income securities	35%	27%	33%

Total	100%	100%	100%

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

The following table sets forth the reconciliation of funded status for all our plans:

(In Thousands)	2005	2004
Accumulated benefit obligation	$(74,619)	(65,066)

Projected benefit obligation at end of period	$(81,545)	(71,191)
Fair value of plan assets	58,958	52,840

Funded status	(22,587)	(18,351)
Unrecognized net loss	22,604	16,407
Unrecognized net transition obligation	—	1,826
Unrecognized prior-service cost	1,874	11

Net amount recognized	$1,891	(107)

Amounts recognized in our accompanying consolidated balance sheets consist of:

(In Thousands)	2005	2004
Accrued benefit liability	$(16,586)	(12,225)
Intangible asset	3,722	1,913
Accumulated other comprehensive loss	14,755	10,205

Net amount recognized	$1,891	(107)

The following table sets forth the components of net pension expense for all our plans:

(In Thousands)	2005	2004	2003
Service cost	$2,945	2,461	1,955
Interest cost	4,111	3,876	3,653
Expected return on plan assets	(4,348)	(3,853)	(3,640)
Transition obligation amortization	138	138	103
Prior-service cost amortization	5	5	5
Net loss recognition	1,188	468	64

Net pension expense	$4,039	3,095	2,140

Our net pension expense is measured as of January 1 of each year using the following weighted average actuarial assumptions:

	2005	2004	2003
Discount rate	5.81%	6.38%	6.88%
Compensation increase rate	3.50%	3.50%	4.50%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%

Our 2006 minimum funding requirements are not expected to be significant. We currently target the plans’ funding at 90% of their current liability. The current liability, if any, will not be calculated until later in 2006 at which time the actual contribution, if any, will be determined.

Postretirement Benefits. We maintain plans that provide certain retired employees with certain health care and life insurance benefits. In December 2000, Aviall’s Board of Directors approved an amendment to our postretirement medical and life insurance reimbursement plans such that only employees who retired on or before December 31, 2000 will be eligible to participate in the plans. The amendment does not affect retirees currently eligible for and receiving benefits. We will amortize the remaining unrecognized net gain of $1.5 million at December 31, 2005 over the remaining life expectancy of eligible plan participants.

The following table sets forth the components of net postretirement benefit expense for all our plans:

(In Thousands)	2005	2004	2003
Service cost	$—	—	—
Interest cost	69	91	99
Net amortization and deferral	(143)	(133)	(128)

Net postretirement benefit (income) expense	$(74)	(42)	(29)

Our net postretirement benefit expense is measured as of December 31 of each year using the following weighted average actuarial assumptions:

	2005	2004	2003
Discount rate	5.53%	5.81%	6.38%

The following tables set forth the change in accumulated postretirement benefit obligation and the reconciliation of funded status for all our plans:

(In Thousands)	2005	2004
Accumulated postretirement benefit obligation at beginning of period	$1,259	1,504
Interest cost	69	91
Expected benefits paid, net of contributions	(136)	(157)
Actuarial gains	78	(179)

Accumulated postretirement benefit obligation at end of period	1,270	1,259

Funded status	(1,270)	(1,259)
Unrecognized net gains	(1,504)	(1,741)

Accrued unfunded postretirement benefit obligation	$(2,774)	(3,000)

The accrued unfunded postretirement benefit obligation is reflected in other liabilities in our accompanying consolidated balance sheets.

Our postretirement benefit obligations are measured as of December 31 of each year using the following weighted average actuarial assumptions:

	2005	2004
Discount rate	5.53%	5.81%

The following table sets forth the benefits expected to be paid in subsequent years for all of our plans. The estimates are based on the same assumptions used to measure our postretirement benefit obligations at December 31, 2005 (in thousands):

Year Ended December 31,
2006	$137
2007	$134
2008	$132
2009	$127
2010	$124
2011-2015	$549

The following table sets forth the assumed health care cost trend rates used to determine our net postretirement benefit expense and accumulated postretirement benefit obligation:

	2005	2004
Health care cost trend rate assumed for next year	5.5%	5.6%
Ultimate rate to which cost trend rate is assumed to decline	5.5%	5.0%
Year that rate reaches ultimate trend rate	2006	2006

Increasing and decreasing the assumed health care cost trend rates by one percentage point in each future year would not have an impact on either the accumulated postretirement benefit obligation as of December 31, 2005 or the 2005 net periodic postretirement benefit expense because company contributions have reached the maximum allowed amount.

NOTE 13 – COMMON STOCK, WARRANTS AND INCENTIVE PLANS

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

In 2003, we issued 560,000 shares of common stock upon exercise of warrants. There were no warrants exercised in 2004 or 2005. As of December 31, 2005, there were warrants outstanding and exercisable for 262,500 shares of our common stock.

Stock Plans. Our stock incentive plans, or the Incentive Plans, provide for grants of qualified and nonqualified stock options to key employees at a price not less than the fair market value of shares underlying such options at the date of grant. Options are for terms not exceeding ten years. Options granted under the Incentive Plans vest over periods of up to three years. The Incentive Plans also provide for grants of restricted stock, SARs and performance units.

On November 15, 2005, we accelerated the vesting of 479,867 outstanding, unvested stock options awarded in 2004 and 2005 that were scheduled to vest in the first quarter of 2007 and 2008, excluding options held by non-employee members of Aviall’s Board of Directors. As a result of this accelerated vesting, we recorded compensation expense of $0.4 million in the fourth quarter of 2005 consisting of the estimated value of the accelerated options that will be subject to forfeiture during 2006 and 2007. The primary reason for the acceleration of these employee stock options is to reduce the amount of future compensation expense that we would otherwise be required to recognize in our consolidated statements of operations with respect to these options upon adoption of SFAS 123R. See “Note 2 – Summary of Significant Accounting Policies.” As a result of the acceleration, we estimate that compensation expense amounting to approximately $2.5 million and $1.5 million in 2006 and 2007, respectively, was eliminated. Aviall’s Board of Directors subsequently approved a different equity compensation approach that eliminates the issuance of stock options as a form of incentive award for the foreseeable future. In January 2006, we issued SARs, to be settled in shares of Aviall’s common stock upon vesting, as a substitute for stock options.

We have also reserved 397,500 shares of common stock for issuance under our Directors Stock Plan, or the Directors Plan, of which 266,637 shares were issued at December 31, 2005. Of the total issued, 7,434 shares, 13,657 shares and 13,295 shares of common stock were issued during 2005, 2004 and 2003, respectively, with fair values at the date of issuance of $28.26 per share, $15.38 per share and $11.28 per share, respectively. Under the terms of this plan, each nonemployee director may make an election to receive shares of common stock in lieu of the annual cash retainer for services as a director. Shares of common stock received in lieu of the annual cash retainer vest eleven months after such shares are granted. In addition, grants of options to purchase up to 5,000 shares of common stock may be made to each nonemployee director under this plan each fiscal year. During 2005, 2004 and 2003, options to purchase 40,000 shares, 40,000 shares and 24,000 shares, respectively, of common stock, with a price on the date of grant of $28.26 per share, $15.38 per share and $11.28 per share, respectively, were granted under the Directors Plan.

The following table summarizes the status of stock options granted under all of our stock plans:

	2005		2004		2003
(In Thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,127,975	$9.64	3,264,059	$8.49	3,270,126	$8.84
Granted:
Exercise price equals market price	559,100	$23.10	465,300	$15.58	522,700	$7.64
Exercised	(1,511,200)	$8.75	(566,839)	$7.85	(520,705)	$9.79
Expired or cancelled	(18,429)	$16.86	(34,545)	$10.26	(8,062)	$11.07

Outstanding at end of year	2,157,446	$13.69	3,127,975	$9.64	3,264,059	$8.49

Exercisable at end of year	1,656,381	$12.86	2,162,335	$8.92	2,136,691	$9.14

Available for grant at end of year	980,492		1,582,599		579,154

The following table summarizes information about stock options outstanding under all of our stock plans at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable at 12/31/05	Weighted Average Exercise Price
$ 5.03 to $ 5.65	6,000	4.5	$5.03	6,000	$5.03
$ 5.66 to $ 8.48	710,915	5.0	$7.05	551,965	$6.94
$ 8.49 to $ 11.30	365,478	3.1	$10.42	365,478	$10.42
$ 11.31 to $ 14.13	10,000	2.9	$11.75	10,000	$11.75
$ 14.14 to $ 16.96	524,940	4.7	$15.39	391,422	$15.32
$ 16.97 to $ 19.78	—	—	$—	—	$—
$ 19.79 to $ 22.61	—	—	$—	—	$—
$ 22.62 to $ 25.43	500,113	6.1	$22.70	331,516	$22.70
$ 25.44 to $ 28.26	40,000	9.1	$28.26	—	$—

	2,157,446	4.9	$13.69	1,656,381	$12.86

As of February 1, 2006, all unvested stock options outstanding at December 31, 2005 were exercisable. During 2005, 2004 and 2003, 54,002 shares, 66,828 shares and 143,344 shares, respectively, of restricted stock with a stock price on the date of grant of $22.70 per share, $15.60 per share and $7.46 per share, respectively, were awarded under the Incentive Plans. The restricted stock vests three years from the date of grant. All restricted stock carries full dividend and voting rights. Unearned compensation is charged to shareholders’ equity based on the market value of our common stock at the date of the award. Compensation expense of $1.3 million, $0.9 million and $0.9 million was recognized in 2005, 2004 and 2003, respectively, related to restricted stock awards.

NOTE 14 – PREFERRED STOCK

Under the terms of our certificate of incorporation, our Board of Directors is authorized, subject to legal limitations but without stockholder approval, to issue shares of preferred stock in one or more series with terms fixed by Aviall’s Board of Directors.

Series D Senior Convertible Participating Redeemable Preferred Stock. On June 12, 2003, affiliates of The Carlyle Group, or the Carlyle Investors, converted all of the outstanding shares of Series D Senior Convertible Participating Preferred Stock, or the Series D Redeemable Preferred Stock, into 11,100,878 shares of common stock, following a reduction by Aviall’s Board of Directors of the conversion price of the Series D Redeemable Preferred Stock from $5.80 per share to $4.62 per share. We accounted for this as a one-time $24.3 million noncash reduction for the conversion of preferred stock to our net earnings available to common shareholders. The shares of common stock issued to the Carlyle Investors as a result of the conversion represented approximately 36% of our outstanding common stock at the time of conversion. At the time of the conversion, the outstanding shares of Series D Redeemable Preferred Stock had an aggregate liquidation preference, plus accrued and unpaid dividends, of approximately $51.3 million and a 9.0% annual payment-in-kind dividend rate. In addition, we were required to redeem the shares of Series D Redeemable Preferred Stock on June 21, 2008 and reflect our EPS using the two-class method.

NOTE 15 – EARNINGS PER SHARE

A reconciliation of the numerator and denominator of our basic and diluted EPS calculations for earnings from continuing operations follows:

Numerator (In Thousands)	2005	2004	2003
Earnings from continuing operations	$56,602	43,169	20,653
Noncash reduction for conversion of preferred stock	—	—	(24,335)
Preferred stock dividends	—	—	(2,016)

Earnings (loss) from continuing operations available to common shareholders	56,602	43,169	(5,698)
Undistributed earnings allocated to participating preferred shareholders	—	—	(1,847)

Earnings (loss) from continuing operations for purposes of computing basic net earnings per share	56,602	43,169	(7,545)
Noncash reduction for conversion of preferred stock	—	—	24,335
Preferred stock dividends	—	—	2,016
Undistributed earnings allocated to participating preferred shareholders	—	—	1,847

Earnings from continuing operations for purposes of computing diluted net earnings per share	$56,602	43,169	20,653

Denominator
Weighted average common shares outstanding for purposes of computing basic net earnings (loss) per share	33,469,613	31,983,421	25,922,573
Effect of dilutive securities:
Stock options	987,821	1,097,698	565,282
Restricted stock	247,757	314,930	350,577
Warrants	262,413	262,357	543,389
Convertible redeemable preferred stock	—	—	3,844,183

Weighted average common shares outstanding for purposes of computing dilutive net earnings (loss) per share	34,967,604	33,658,406	31,226,004

Diluted EPS was not dilutive, or lower than basic, in 2003. Therefore, diluted EPS for 2003 is presented equal to basic EPS.

Options to purchase 243,000 shares of common stock in 2003 at exercise prices ranging from $11.28 to $14.78 were outstanding at December 31, 2003, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock. There were no anti-dilutive options outstanding at December 31, 2005 and 2004.

NOTE 16 – ENVIRONMENTAL MATTERS

Overview. Aviall Services’ business includes parts repair operations that require the use, storage and disposal of certain chemicals in small quantities. Aviall Services also sells chemicals used by the aerospace industry. These chemicals are regulated under various federal, state, local or foreign environmental protection laws that require us to eliminate or mitigate the impact of these substances on the environment. In response to these requirements, we have upgraded facilities and implemented programs to detect and minimize contamination. Due to the small quantities of chemicals used and the current programs in place, we do not anticipate any material environmental liabilities or significant capital expenditures will be incurred in the future related to our ongoing operations to comply or remain in compliance with existing environmental regulations. Additionally, some of the products, such as chemicals and life rafts, that Aviall Services sells to its customers contain hazardous materials that are subject to Federal Aviation Administration, or FAA, regulations and various federal, state, local or foreign environmental protections laws. If Aviall Services ships such products by air, it shares responsibility with the air carrier for compliance with these FAA regulations and is primarily responsible for the proper packaging and labeling of these items. If Aviall Services mislabels or otherwise improperly ships hazardous materials, it may be liable for damage to the aircraft and other property, as well as substantial monetary penalties. Any of these events could have a material adverse effect on our financial condition or results of operations. The FAA actively monitors the shipment of hazardous materials.

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

Third-Party Sites and Other Matters. We have been named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and the Superfund Amendments and Reauthorization Act at five third-party disposal sites to which wastes were allegedly sent by the previous owner of assets used in our discontinued engine services operations. We did not use these identified disposal sites. Accordingly, the previous owner has retained, and has been discharging, all liability associated with the cleanup of these sites pursuant to the sales agreement. Although we could be potentially liable in the event of nonperformance by the previous owner, we do not currently anticipate nonperformance. Based on this information, we have not accrued for any costs associated with these third-party sites. In addition, we have been named a potentially responsible party at two third-party disposal sites where we did use the identified sites. Cleanup costs associated with these sites have been accrued and we believe our reserves are adequate as of December 31, 2005.

As of December 31, 2005, we had four pending asbestos-related lawsuits, including one suit in which the plaintiff has agreed to dismiss us as a defendant subject to court approval. We believe our reserve for these suits is adequate as of December 31, 2005.

Accounting and Reporting. At December 31, 2005 and 2004, accrued environmental liabilities related to previously owned businesses were $1.0 million and $2.3 million, respectively. Environmental expense related to our ongoing business was $0.3 million in 2004. No environmental expense related to our ongoing business was recorded in 2005 or 2003. The ultimate cost of our environmental liabilities has been estimated, including exit costs related to previously owned businesses. Based on information presently available and programs to detect and minimize contamination, we believe the ultimate disposition of environmental matters will not have a material adverse effect on our results of operations, cash flows or financial condition.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

We enter into capital and operating leases primarily for our parts distribution facilities, software and hardware. Most leases contain renewal options for varying periods and generally require us to pay for insurance, taxes and maintenance of the property. Certain leases include escalation clauses for adjusting rentals to reflect changes in price indices. Minimum rent is expensed on a straight-line basis over the term of the lease. Rental expense, consisting entirely of minimum rentals, incurred for operating leases was $13.4 million, $13.1 million and $12.1 million in 2005, 2004 and 2003, respectively, and was offset by no sublease rental income in 2005, 2004 and 2003.

Future minimum lease payments under our scheduled capital and operating leases with initial or remaining noncancellable terms of one year or more at the end of 2005 are as follows (in thousands):

Year Ended December 31,	Capital Leases	Operating Leases
2006	$901	8,402
2007	120	6,994
2008	132	5,706
2009	44	4,563
2010	—	4,412
Thereafter	—	10,226

Total minimum lease payments	$1,197	40,303

Amount representing interest	(113)

Obligations under capital leases	1,084
Obligations due within one year	(825)

Long-term obligations under capital leases	$259

In 2006 and 2007, we have purchase commitments of $503.8 million pursuant to numerous distribution agreements.

In addition to the environmental-related matters discussed in “Note 16 – Environmental Matters,” we are a party to various other claims, legal actions and complaints arising in the ordinary course of business. Based on information presently available, we believe the ultimate disposition of these other matters will not have a material adverse effect on our results of operations, cash flows or financial condition.

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

NOTE 18 – SEGMENTS AND RELATED INFORMATION

We have two operating segments: new aviation parts distribution and online inventory information services. This results from differences in the nature of the products and services sold and the related distribution methods. Through Aviall Services, we distribute new aviation parts to the government/military, general aviation/corporate and commercial airline sectors. We provide a link between parts manufacturers and buyers by purchasing parts for our own account and reselling such parts. Through ILS, we provide traditional dial-up and Web-based inventory information services linking buyers and sellers in the aviation, marine and U.S. government procurement markets. Suppliers of parts, equipment and services list their inventory and capabilities on the ILS databases for access by buyers, and ILS charges a subscription fee to access or list data. Our segments are managed separately due to current marketing strategies.

The accounting policies of our operating segments are the same as those described in “Note 2 – Summary of Significant Accounting Policies.” Segment profit reflects operating income excluding other gains and losses and corporate charges. Corporate includes treasury, general accounting, human resources, legal and office of the President. We do not allocate corporate expenses, corporate assets, other gains and losses and interest expense to our operating segments. Our deferred tax asset, due primarily to losses from the sales of businesses, is shown separately.

The following tables present information by operating segment (in thousands):

	2005	2004	2003
Net Sales
Aviall Services	$1,265,312	1,135,415	985,335
ILS	29,889	28,588	28,000

Total net sales	$1,295,201	1,164,003	1,013,335

	2005	2004	2003
Profit
Aviall Services	$112,885	82,419	70,311
ILS	10,972	10,312	9,155

Segment profit	123,857	92,731	79,466
Loss on extinguishment of debt	—	—	(17,315)
Corporate	(17,878)	(16,391)	(11,718)
Interest expense	(21,124)	(16,742)	(20,975)

Earnings from continuing operations before income taxes	$84,855	59,598	29,458

	2005	2004	2003
Depreciation and Amortization
Aviall Services	$20,033	12,583	11,601
ILS	3,167	2,819	2,868

Segment depreciation and amortization	23,200	15,402	14,469
Corporate	122	110	47
Debt issuance cost included in interest expense	1,998	1,929	3,479

Total depreciation and amortization	$25,320	17,441	17,995

	2005	2004	2003
Assets
Aviall Services	$911,580	683,725	612,891
ILS	15,203	14,993	15,987

Segment assets	926,783	698,718	628,878
Corporate	6,014	7,097	7,490
Deferred tax asset	30,190	43,661	54,824

Total assets	$962,987	749,476	691,192

	2005	2004	2003
Long-Lived Asset Additions
Aviall Services	$198,413	9,360	14,315
ILS	3,469	2,121	2,195

Segment long-lived asset additions	201,882	11,481	16,510
Corporate	234	370	50

Total long-lived asset additions	$202,116	11,851	16,560

The following table presents net sales by geographic area based on customer location (in thousands):

	2005	2004	2003
Net Sales
United States	$930,607	928,180	801,263
Foreign countries	364,594	235,823	212,072

Total net sales	$1,295,201	1,164,003	1,013,335

The following table presents long-lived assets by physical location (in thousands):

	2005	2004	2003
Long-Lived Assets
United States	$301,168	122,818	126,462
Foreign countries	2,743	2,566	2,769

Total long-lived assets	$303,911	125,384	129,231

In 2005, 2004 and 2003, Aviall Services had one customer, Rolls-Royce, which accounted for approximately 26%, 37% and 41%, respectively, of Aviall’s total net sales. The sales to Rolls-Royce primarily relate to their role as prime contractor for Rolls-Royce Model T56 parts to the U.S. military. Pursuant to our parts agreement with Rolls-Royce, we ship U.S. military orders directly to the U.S. military agencies on behalf of Rolls-Royce and then invoice Rolls-Royce on the parts shipped.

NOTE 19 – GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by each direct and indirect domestic subsidiary of Aviall, each a guarantor subsidiary. Each guarantor subsidiary is directly or indirectly 100% owned by Aviall. The Senior Notes are not guaranteed by any direct or indirect foreign subsidiary of Aviall, each a nonguarantor subsidiary.

The consolidating financial information presents the consolidating balance sheets as of December 31, 2005 and December 31, 2004 and the related statements of operations and cash flows for each of the three years ended December 31, 2005 with separate columns for:

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

Pursuant to the terms of the Credit Facility, no subsidiary of Aviall other than Aviall Services, Inc., or Aviall Services, may pay cash dividends to Aviall, other than to fund limited repurchases or redemptions of outstanding securities. In addition, Aviall Services may pay cash dividends to Aviall for the purpose of funding (i) ordinary operating expenses and scheduled debt service, (ii) payments by Aviall of taxes in respect of Aviall and its subsidiaries, up to the amount that would be payable by Aviall Services, on a consolidated basis, if it were the taxpayer, and (iii) any repurchase of the Senior Notes permitted under the terms of the Credit Facility. Additionally, the Credit Facility restricts intercompany loans made to Aviall from its direct and indirect subsidiaries, with the exception of intercompany loans made to fund limited repurchases or redemptions of outstanding securities and loans made by Aviall Services to fund required payments under the Senior Notes. The net assets of consolidating subsidiaries subject to these restrictions were $741.7 million and $714.8 million at December 31, 2005 and December 31, 2004, respectively.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2005
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	1,216,468	158,864	(80,131)	1,295,201
Cost of sales	—	1,014,059	132,720	(80,131)	1,066,648

Gross profit	—	202,409	26,144	—	228,553
Selling and administrative expense	—	104,825	17,749	—	122,574
Impairment loss	—	—	—	—	—

Operating (expense) income	—	97,584	8,395	—	105,979
Loss on extinguishment of debt	—	—	—	—	—
Interest (income) expense, net	(19,002)	39,848	278	—	21,124
Equity in (earnings) loss of subsidiaries	(42,595)	(5,930)	—	48,525	—

Earnings (loss) from continuing operations before income taxes	61,597	63,666	8,117	(48,525)	84,855
Provision for income taxes	5,066	21,000	2,187	—	28,253

Earnings (loss) from continuing operations	56,531	42,666	5,930	(48,525)	56,602
Discontinued operations, net of taxes	—	(71)	—	—	(71)

Net earnings (loss)	$56,531	42,595	5,930	(48,525)	56,531

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2004
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	1,094,696	134,286	(64,979)	1,164,003
Cost of sales	—	923,560	113,498	(64,979)	972,079

Gross profit	—	171,136	20,788	—	191,924
Selling and administrative expense	—	99,540	16,044	—	115,584

Operating income	—	71,596	4,744	—	76,340
Interest (income) expense, net	(17,374)	33,909	207	—	16,742
Equity in (earnings) loss of subsidiaries	(32,071)	(3,491)	—	35,562	—

Earnings (loss) before income taxes	49,445	41,178	4,537	(35,562)	59,598
Provision for income taxes	6,276	9,107	1,046	—	16,429

Net earnings (loss)	$43,169	32,071	3,491	(35,562)	43,169

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2003
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	963,488	105,167	(55,320)	1,013,335
Cost of sales	—	811,118	87,902	(55,320)	843,700

Gross profit	—	152,370	17,265	—	169,635
Selling and administrative expense	12	89,523	10,645	—	100,180
Impairment loss	—	1,707	—	—	1,707

Operating (expense) income	(12)	61,140	6,620	—	67,748
Loss on extinguishment of debt	—	17,315	—	—	17,315
Interest (income) expense, net	(17,823)	38,428	370	—	20,975
Equity in (earnings) loss of subsidiaries	(9,415)	(5,451)	—	14,866	—

Earnings (loss) from continuing operations before income taxes	27,226	10,848	6,250	(14,866)	29,458
Provision for income taxes	6,448	1,558	799	—	8,805

Earnings (loss) from continuing operations	20,778	9,290	5,451	(14,866)	20,653
Discontinued operations, net of taxes	—	125	—	—	125

Net earnings (loss)	$20,778	9,415	5,451	(14,866)	20,778

CONSOLIDATED BALANCE SHEET

	December 31, 2005
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$(42)	5,231	8,415	—	13,604
Receivables, net	—	148,280	30,546	—	178,826
Inventories	—	396,600	20,448	—	417,048
Prepaid expenses and other current assets	—	3,764	295	—	4,059
Deferred income taxes	—	23,880	69	—	23,949

Total current assets	(42)	577,755	59,773	—	637,486

Property and equipment	—	34,475	789	—	35,264
Investment in subsidiaries	794,763	40,214	—	(834,977)	—
Intercompany receivables	—	196,568	—	(196,568)	—
Goodwill	—	44,904	1,939	—	46,843
Intangible assets	—	225,526	—	—	225,526
Deferred income taxes	—	5,911	330	—	6,241
Other assets	5,498	6,125	4	—	11,627

Total assets	$800,219	1,131,478	62,835	(1,031,545)	962,987

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	837	13	—	850
Revolving line of credit	—	83,153	—	—	83,153
Cash overdrafts due to outstanding checks	7	24,110	—	—	24,117
Accounts payable	—	167,625	1,226	—	168,851
Accrued expenses	6,529	40,097	4,191	—	50,817

Total current liabilities	6,536	315,822	5,430	—	327,788

Long-term debt	200,000	(103)	29	—	199,926
Intercompany payables	165,534	—	31,034	(196,568)	—
Other liabilities	—	7,124	—	—	7,124
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity
Common stock	362	33	7,542	(7,575)	362
Additional paid-in capital	472,137	867,917	9,920	(877,837)	472,137
Retained earnings (accumulated deficit)	(5,599)	(50,000)	8,880	41,120	(5,599)
Treasury stock, at cost	(28,589)	—	—	—	(28,589)
Unearned compensation – restricted stock	(847)	—	—	—	(847)
Accumulated other comprehensive (loss) income	(9,315)	(9,315)	—	9,315	(9,315)

Total shareholders’ equity	428,149	808,635	26,342	(834,977)	428,149

Total liabilities and shareholders’ equity	$800,219	1,131,478	62,835	(1,031,545)	962,987

CONSOLIDATED BALANCE SHEET

	December 31, 2004
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$(35)	83,002	8,665	—	91,632
Receivables, net	—	116,938	27,149	—	144,087
Inventories	—	315,298	12,831	—	328,129
Prepaid expenses and other current assets	—	2,824	129	—	2,953
Deferred income taxes	—	40,410	22	—	40,432

Total current assets	(35)	558,472	48,796	—	607,233

Property and equipment	—	33,318	611	—	33,929
Investment in subsidiaries	764,005	34,284	—	(798,289)	—
Intercompany receivables	—	235,007	—	(235,007)	—
Goodwill	—	44,904	1,939	—	46,843
Intangible assets	—	46,525	—	—	46,525
Deferred income taxes	—	2,816	413	—	3,229
Other assets	6,498	5,214	5	—	11,717

Total assets	$770,468	960,540	51,764	(1,033,296)	749,476

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	1,429	11	—	1,440
Revolving line of credit	—	—	—	—	—
Cash overdrafts due to outstanding checks	4	42,969	50	—	43,023
Accounts payable	—	97,368	1,261	—	98,629
Accrued expenses	7,723	35,827	3,191	—	46,741

Total current liabilities	7,727	177,593	4,513	—	189,833

Long-term debt	200,000	1,981	9	—	201,990
Intercompany payables	213,740	—	21,267	(235,007)	—
Other liabilities	—	8,652	—	—	8,652
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity
Common stock	346	33	7,542	(7,575)	346
Additional paid-in capital	447,060	862,357	9,918	(872,275)	447,060
Retained earnings (accumulated deficit)	(62,130)	(83,698)	8,515	75,183	(62,130)
Treasury stock, at cost	(28,218)	—	—	—	(28,218)
Unearned compensation – restricted stock	(1,679)	—	—	—	(1,679)
Accumulated other comprehensive (loss) income	(6,378)	(6,378)	—	6,378	(6,378)

Total shareholders’ equity	349,001	772,314	25,975	(798,289)	349,001

Total liabilities and shareholders’ equity	$770,468	960,540	51,764	(1,033,296)	749,476

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2005
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net earnings (loss)	$56,531	42,595	5,930	(48,525)	56,531
Depreciation and amortization	1,000	24,048	272	—	25,320
Deferred income taxes	—	25,600	172	—	25,772
Compensation expense on stock based awards	1,270	—	—	—	1,270
Loss on disposal of discontinued operations	—	71	—	—	71
Tax benefit from exercise of stock options	10,430	—	—	—	10,430
Changes in:
Receivables, net	—	(31,342)	(3,397)	—	(34,739)
Inventories	—	(81,302)	(7,617)	—	(88,919)
Deferred income tax asset	—	(11,432)	(136)	—	(11,568)
Intercompany receivables and payables	(38,512)	34,306	4,206	—	—
Accounts payable	—	70,257	(35)	—	70,222
Accrued expenses	(1,194)	(1,111)	1,000	—	(1,305)
Other, net	1	(3,066)	(201)	—	(3,266)

Net cash provided by (used for) operating activities	29,526	68,624	194	(48,525)	49,819

Investing activities:
Capital expenditures	—	(10,427)	(398)	—	(10,825)
Purchase of contract rights	—	(190,878)	—	—	(190,878)
Investment in subsidiaries	(42,595)	(5,930)	—	48,525	—
Sales of property, plant and equipment	—	342	34	—	376

Net cash (used for) provided by investing activities	(42,595)	(206,893)	(364)	48,525	(201,327)

Financing activities:
Issuance of common stock	13,430	—	—	—	13,430
Debt repaid	—	(1,725)	(29)	—	(1,754)
Debt issue costs paid	—	(2,134)	—	—	(2,134)
Debt proceeds	—	62	—	—	62
Cash overdrafts due to outstanding checks	3	(18,858)	(51)	—	(18,906)
Net change in revolving credit facility	—	83,153	—	—	83,153
Purchase of treasury stock	(371)	—	—	—	(371)

Net cash provided by (used for) financing activities	13,062	60,498	(80)	—	73,480

Change in cash and cash equivalents	(7)	(77,771)	(250)	—	(78,028)
Cash and cash equivalents, beginning of period	(35)	83,002	8,665	—	91,632

Cash and cash equivalents, end of period	$(42)	5,231	8,415	—	13,604

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2004
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net earnings (loss)	$43,169	32,071	3,491	(35,562)	43,169
Depreciation and amortization	1,008	16,156	277	—	17,441
Deferred income taxes	—	12,378	3	—	12,381
Compensation expense on stock based awards	939	—	—	—	939
Tax benefit from exercise of stock options	2,228	—	—	—	2,228
Changes in:
Receivables, net	—	2,034	(6,842)	—	(4,808)
Inventories	—	598	(867)	—	(269)
Deferred income tax asset	14,463	(14,518)	(26)	—	(81)
Intercompany receivables and payables	(38,075)	27,504	10,571	—	—
Accounts payable	(34)	3,357	484	—	3,807
Accrued expenses	4,156	(159)	(53)	—	3,944
Other, net	(1)	2,010	21	—	2,030

Net cash provided by (used for) operating activities	27,853	81,431	7,059	(35,562)	80,781

Investing activities:
Capital expenditures	—	(10,276)	(87)	—	(10,363)
Purchase of contract rights	—	(1,367)	—	—	(1,367)
Investment in subsidiaries	(32,071)	(3,491)	—	35,562	—
Sales of property, plant and equipment	—	112	2	—	114

Net cash (used for) provided by investing activities	(32,071)	(15,022)	(85)	35,562	(11,616)

Financing activities:
Issuance of common stock	4,660	—	—	—	4,660
Debt repaid	—	(3,403)	(10)	—	(3,413)
Debt issue costs paid	(130)	(622)	—	—	(752)
Cash overdrafts due to outstanding checks	4	(569)	(27)	—	(592)
Net change in revolving credit facility	—	—	(509)	—	(509)
Purchase of treasury stock	(351)	—	—	—	(351)

Net cash provided by (used for) financing activities	4,183	(4,594)	(546)	—	(957)

Change in cash and cash equivalents	(35)	61,815	6,428	—	68,208
Cash and cash equivalents, beginning of period	—	21,187	2,237	—	23,424

Cash and cash equivalents, end of period	$(35)	83,002	8,665	—	91,632

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2003
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net earnings (loss)	$20,778	9,415	5,451	(14,866)	20,778
Loss on extinguishment of debt	—	17,315	—	—	17,315
Impairment loss	—	1,707	—	—	1,707
Gain on disposal of discontinued operations	—	(125)	—	—	(125)
Depreciation and amortization	492	17,278	225	—	17,995
Deferred income taxes	—	7,306	(211)	—	7,095
Paid-in-kind interest	—	405	—	—	405
Compensation expense on stock based awards	892	—	—	—	892
Tax benefit from exercise of stock options	916	—	—	—	916
Changes in:
Receivables	—	(44,166)	109	—	(44,057)
Inventories, net	—	19,825	342	—	20,167
Deferred income tax asset	4,214	(5,623)	(81)	—	(1,490)
Intercompany receivables and payables	(95,761)	101,269	(5,508)	—	—
Accounts payable	1	14,920	(185)	—	14,736
Accrued expenses	1,121	(5,754)	1,098	—	(3,535)
Other, net	—	(694)	(319)	—	(1,013)

Net cash (used for) provided by operating activities	(67,347)	133,078	921	(14,866)	51,786

Investing activities:
Capital expenditures	—	(7,645)	(385)	—	(8,030)
Purchase of contract rights	—	(7,200)	—	—	(7,200)
Investment in subsidiaries	(129,854)	114,968	20	14,866	—
Sales of property, plant and equipment	—	76	7	—	83

Net cash (used for) provided by investing activities	(129,854)	100,199	(358)	14,866	(15,147)

Financing activities:
Debt proceeds	200,000	101	—	—	200,101
Net change in revolving credit facility	—	(140,301)	26	—	(140,275)
Debt repaid	—	(84,616)	(10)	—	(84,626)
Cash overdrafts due to outstanding checks	—	9,447	(9)	—	9,438
Debt issue costs paid	(7,868)	(51)	—	—	(7,919)
Issuance of common stock	5,148	—	—	—	5,148
Purchase of treasury stock	(78)	—	—	—	(78)
Cash dividends on redeemable preferred stock	(1)	—	—	—	(1)

Net cash provided by (used for) financing activities	197,201	(215,420)	7	—	(18,212)

Change in cash and cash equivalents	—	17,857	570	—	18,427
Cash and cash equivalents, beginning of period	—	3,330	1,667	—	4,997

Cash and cash equivalents, end of period	$—	21,187	2,237	—	23,424

NOTE 20 – QUARTERLY RESULTS OF OPERATIONS

The following is a summary of our unaudited quarterly results of operations for 2005 and 2004 (in thousands, except share and per share data).

2005 (Unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$291,448	322,072	333,741	347,940
Cost of sales	238,281	261,643	277,173	289,551

Gross profit	53,167	60,429	56,568	58,389
Selling and administrative expense	28,086	31,449	31,070	31,969

Operating income	25,081	28,980	25,498	26,420
Interest expense, net	5,103	5,262	5,277	5,482

Earnings from continuing operations before income taxes	19,978	23,718	20,221	20,938
Provision for income taxes	6,978	8,347	5,959	6,969

Earnings from continuing operations	13,000	15,371	14,262	13,969
Discontinued operations:
Loss on disposal (net of income tax benefit of $42)	—	—	—	(71)

Loss from discontinued operations	—	—	—	(71)

Net earnings	$13,000	15,371	14,262	13,898

Basic net earnings (loss) per share:
Earnings from continuing operations	$0.40	0.46	0.42	0.41
Loss from discontinued operations	—	—	—	—

Net earnings	$0.40	0.46	0.42	0.41

Weighted average common shares	32,847,388	33,426,831	33,754,488	33,835,752

Diluted net earnings (loss) per share:
Earnings from continuing operations	$0.38	0.44	0.41	0.40
Loss from discontinued operations	—	—	—	—

Net earnings	$0.38	0.44	0.41	0.40

Weighted average common and potentially dilutive common shares	34,605,983	34,945,090	35,141,449	35,163,904

Common stock price range per share	$21.04 to 30.40	27.45 to 34.07	30.25 to 35.92	27.00 to 36.98

Common stock trading volume, number of shares	16,639,800	14,909,600	11,018,300	27,301,400

2004 (Unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$283,532	314,048	294,707	271,716
Cost of sales	236,434	263,904	247,772	223,969

Gross profit	47,098	50,144	46,935	47,747
Selling and administrative expense	27,599	29,653	28,784	29,548

Operating income	19,499	20,491	18,151	18,199
Interest expense, net	4,345	4,207	4,169	4,021

Earnings before income taxes	15,154	16,284	13,982	14,178
Provision for income taxes	5,177	2,819	3,961	4,472

Net earnings	$9,977	13,465	10,021	9,706

Basic net earnings per share	$0.31	0.42	0.31	0.30

Weighted average common shares	31,744,620	31,954,552	32,105,401	32,191,881

Diluted net earnings per share	$0.30	0.40	0.30	0.28

Weighted average common and potentially dilutive common shares	33,242,755	33,550,653	33,820,849	34,082,132

Common stock price range per share	$14.40 to 16.44	15.22 to 19.27	18.00 to 22.30	19.80 to 24.00

Common stock trading volume, number of shares	5,371,400	8,510,600	11,503,300	7,727,700

Schedule II

AVIALL, INC.

VALUATION ACCOUNTS

(In thousands)

	Balance at Beginning of Year	Charged to Costs and Expense	Other		Deductions		Balance at End of Year
Year ended December 31, 2005:
Allowance for doubtful accounts	$3,621	1,034	85	(1)	(2,501	) (2)	2,239
Provision for excess and obsolete inventories	$6,487	1,776	—		(1,829	) (3)	6,434

Year ended December 31, 2004:
Allowance for doubtful accounts	$2,515	1,911	173	(1)	(978	) (2)	3,621
Provision for excess and obsolete inventories	$6,623	2,801	—		(2,937	) (3)	6,487

Year ended December 31, 2003:
Allowance for doubtful accounts	$2,414	2,335	263	(1)	(2,497	) (2)	2,515
Provision for excess and obsolete inventories	$5,560	3,084	—		(2,021	) (3)	6,623

(1)	Collection of accounts receivable previously written-off.

(2)	Write-off of doubtful accounts.

(3)	Write-off of shrinkage and excess and obsolete inventories.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Aviall, Inc. (Exhibit 3.1 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the “1993 Form 10-K”) and incorporated herein by reference)

3.2	Amended and Restated By-Laws of Aviall, Inc. (Exhibit 3.1 to Aviall, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (the “March 31, 1999 Form 10-Q”) and incorporated herein by reference)

4.1	Form of Common Stock Certificate of Aviall, Inc. (Exhibit 4.1 to Aviall, Inc.’s Registration Statement on Form 10, as amended (Commission File No. 1-12380) and incorporated herein by reference)

4.2	Form of Warrant to purchase common stock of Aviall, Inc., entered into as of March 15, 2002, between Aviall, Inc. and each of J. H. Whitney Mezzanine Fund, L.P.; Whitney Private Debt Fund, L.P.; Whitney Limited Partner Holdings, LLC; Blackstone Mezzanine Partners L.P.; Blackstone Mezzanine Holdings L.P.; Carlyle High Yield Partners, L.P.; Oak Hill Securities Fund, L.P.; Oak Hill Securities Fund II, L.P.; Lerner Enterprises, L.P. and P & PK Family Limited Partnership (Exhibit 4.10 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “2001 Form 10-K”) and incorporated herein by reference)

4.3	Amended and Restated Registration Rights Agreement, dated as of March 15, 2002, by and between Aviall, Inc., J. H. Whitney Mezzanine Fund, L.P., Whitney Private Debt Fund, L.P., Whitney Limited Partner Holdings, LLC, Blackstone Mezzanine Partners L.P., Blackstone Mezzanine Holdings L.P., Carlyle High Yield Partners, L.P., Oak Hill Securities Fund, L.P., Oak Hill Securities Fund II, L.P., Lerner Enterprises, L.P. and P & PK Family Limited Partnership (Exhibit 4.11 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

4.4	Registration Rights Agreement, dated as of December 21, 2001, by and between Aviall, Inc., Carlyle Partners III, L.P. and CP III Coinvestment, L.P. (Exhibit 4.12 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

4.5	Amendment No. 1 to Form of Warrant to purchase common stock of Aviall, Inc., dated as of December 30, 2002, between Aviall, Inc. and each of J. H. Whitney Mezzanine Fund, L.P., Whitney Private Debt Fund, L.P., Whitney Limited Partner Holdings, LLC, Blackstone Mezzanine Partners L.P., Blackstone Mezzanine Holdings L.P. and Carlyle High Yield Partners, L.P. (Exhibit 4.13 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “2002 Form 10-K”) and incorporated herein by reference)

4.6	Investor Rights Agreement, dated as of June 12, 2003, by and among Aviall, Inc., Carlyle Partners III, L.P., CP III Coinvestment, L.P., Carlyle High Yield Partners, L.P. and Carlyle-Aviall Partners II, L.P. (Exhibit 4.1 to Aviall, Inc.’s Current Report on Form 8-K, dated as of June 12, 2003 and incorporated herein by reference)

4.7	Indenture, dated as of June 30, 2003, by and between Aviall, Inc. and The Bank of New York, as Trustee, relating to Aviall, Inc.’s 7.625% Senior Notes due 2011 (Exhibit 4.3 to Aviall, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (the “June 30, 2003 Form 10-Q”) and incorporated herein by reference)

4.8	Form of 7.625% Senior Note due 2011 of Aviall, Inc. (Exhibit 4.13 to Aviall, Inc.’s Registration Statement on Form S-4, as amended (Commission Registration No. 333-108140) and incorporated herein by reference)

Exhibit No.	Description
10.1†	Aviall, Inc. Stock Incentive Plan (Exhibit 10.1 to Aviall, Inc.’s 1993 Form 10-K and incorporated herein by reference)

10.2†	Amendment to Aviall, Inc. Stock Incentive Plan (Exhibit 10.3 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.3†	Aviall, Inc. 1998 Stock Incentive Plan (Exhibit 10.2 to Aviall, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference)

10.4†	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan (Exhibit 10.4 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.5†	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 28, 2000 (Exhibit 10.5 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.6†	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 7, 2001 (Exhibit 10.6 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.7†	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 7, 2001 (Exhibit 10.42 to Aviall, Inc.’s 2003 Form 10-K and incorporated herein by reference)

10.8†	Amendment Number One to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of December 21, 2001 (Exhibit 10.7 to Aviall, Inc.’s 2003 Form 10-K and incorporated herein by reference)

10.9†	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 14, 2002 (Exhibit 10.2 to Aviall, Inc.’s March 31, 2003 Form 10-Q and incorporated herein by reference)

10.10†	Amendment to the Aviall, Inc. 1998 Stock Incentive Plan, dated as of June 18, 2004 (Exhibit 10.2 to Aviall, Inc.’s June 30, 2004 Form 10-Q and incorporated herein by reference)

10.11†	Aviall, Inc. Amended and Restated 1998 Directors Stock Plan (Exhibit 10.3 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)

10.12†	Amendment Number One to the Aviall, Inc. Amended and Restated 1998 Directors Stock Plan, dated as of June 14, 2002 (Exhibit 10.3 to Aviall, Inc.’s March 31, 2003 Form 10-Q and incorporated herein by reference)

10.13†*	Amendment Number Two to the Aviall, Inc. Amended and Restated 1998 Directors Stock Plan, dated as of June 26, 2003

10.14†	Amendment Number Three to the Aviall, Inc. Amended and Restated 1998 Directors Stock Plan, dated as of June 18, 2004 (Exhibit 10.1 to Aviall, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (the “June 30, 2004 Form 10-Q”) and incorporated herein by reference)

10.15†	Form of Restricted Shares Award Agreement for 1998 Stock Incentive Plan (Exhibit 99.3 to Aviall, Inc.’s January 28, 2005 Form 8-K (the “January 28, 2005 8-K”) and incorporated herein by reference)

10.16†	Form of Non-Qualified Stock Option Agreement for 1998 Stock Incentive Plan (Exhibit 99.4 to the January 28, 2005 Form 8-K and incorporated herein by reference)

10.17†	Form of Incentive Stock Option Agreement for 1998 Stock Incentive Plan (Exhibit 99.5 to the January 28, 2005 Form 8-K and incorporated herein by reference)

10.18†	Form of Non-Employee Director Stock Option Agreement for Amended and Restated 1998 Directors Stock Plan (Exhibit 99.6 to the January 28, 2005 Form 8-K and incorporated herein by reference)

Exhibit No.	Description
10.19†	Form of Election Agreement for Amended and Restated 1998 Directors Stock Plan (Exhibit 99.7 to the January 28, 2005 Form 8-K and incorporated herein by reference)

10.20†	Form of Consent to Modification of Incentive Stock Option Agreements (Exhibit 99.2 to Aviall, Inc.’s November 15, 2005 Form 8-K (the “November 2005 8-K”) and incorporated herein by reference)

10.21†*	Form of Free Standing Stock Appreciation Rights Agreement for 1998 Stock Incentive Plan

10.22	Distribution and Indemnity Agreement, by and between Aviall, Inc. and Ryder, dated November 23, 1993 (Exhibit 10.3 to Aviall, Inc.’s 1993 Form 10-K and incorporated herein by reference)

10.23	Tax Sharing Agreement, by and between Aviall, Inc. and Ryder, dated November 23, 1993 (Exhibit 10.4 to Aviall, Inc.’s 1993 Form 10-K and incorporated herein by reference)

10.24†	Form of Amended and Restated Severance Agreement, by and between Aviall, Inc. and each of its executive officers (Exhibit 10.1 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.25†	Addendum to the Amended and Restated Severance Agreement, by and between Aviall, Inc. and Bruce Langsen (Exhibit 10.2 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.26†	Second Addendum to the Amended and Restated Severance Agreement, by and between Aviall, Inc. and Bruce Langsen, dated as of December 21, 2001 (Exhibit 10.13 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.27†	Aviall, Inc. Amended and Restated Severance Pay Plan (Exhibit 10.7 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.28†	Amendment Number One to the Aviall, Inc. Amended and Restated Severance Pay Plan, dated as of December 21, 2001 (Exhibit 10.15 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.29	Asset Purchase Agreement, dated as of May 31, 1994, by and between Aviall Services, Inc. and Dallas Airmotive, Inc., as amended (Exhibit 10.3 to Aviall, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994 and Exhibits 10.17 through 10.23 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference)

10.30†	Aviall, Inc. Employee Stock Purchase Plan (Exhibit 10.27 to Aviall, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference)

10.31†	Aviall, Inc. Benefit Restoration Plan (Exhibit 10.5 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.32†	Amendment No. One to the Aviall, Inc. Benefit Restoration Plan (Exhibit 10.6 to Aviall, Inc.’s March 31, 1999 Form 10-Q and incorporated herein by reference)

10.33	Agreement of Purchase and Sale, by and among Aviall, Inc., Aviall Services, Inc., Greenwich Air Services, Inc. and GASI Engine Services, Inc., dated April 19, 1996 (Exhibit 2.1 to Aviall, Inc.’s Current Report on Form 8-K, dated April 19, 1996 and incorporated herein by reference)

10.34†	Employment Agreement, dated January 1, 2006, by and between Aviall, Inc. and Paul E. Fulchino (Exhibit 99.1 to Aviall, Inc.’s Current Report on Form 8-K dated February 24, 2006 and incorporated herein by reference)

Exhibit No.	Description
10.35†	Non-Qualified Stock Option Agreement, dated December 21, 1999, by and between Aviall, Inc. and Paul E. Fulchino (Exhibit 10.17 to Aviall, Inc.’s 1999 Form 10-K and incorporated herein by reference)

10.36†	Addendum to the Non-Qualified Stock Option Agreement, dated as of December 21, 2001, by and between Aviall, Inc. and Paul E. Fulchino (Exhibit 10.24 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.37	Distribution Services Agreement, dated as of December 17, 2001, by and between Aviall Services, Inc. and Rolls-Royce Corporation (the “T56 Agreement”) (Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission) (Exhibit 10.26 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.38	Amendment Number One to T56 Agreement, dated October 1, 2003, by and between Aviall Services, Inc. and Rolls-Royce Corporation (Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission) (Exhibit 10.41 to Aviall, Inc.’s 2003 Form 10-K and incorporated herein by reference)

10.39	Distribution Services Agreement, dated January 28, 2005, by and among Aviall, Inc., Aviall Services, Inc., General Electric Company and GE Engine Services Distribution LLC (Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission) (Exhibit 2.1 to the January 28, 2005 Form 8-K and incorporated herein by reference)

10.40	Parts Supply Agreement, dated January 28, 2005, by and among Aviall Services, Inc. and General Electric Company (Exhibit 99.1 to the January 28, 2005 Form 8-K and incorporated herein by reference)

10.41	Securities Purchase Agreement, dated as of December 17, 2001, by and among Aviall, Inc., Carlyle Partners III, L.P. and CP III Coinvestment, L.P. (Exhibit 10.27 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.42	Pledge and Security Agreement, dated as of December 21, 2001, by Aviall, Inc., Aviall Services, Inc., Inventory Locator Service, LLC and Aviall Product Repair Services, Inc. in favor of Citicorp USA, Inc. (Exhibit 10.30 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.43	Lease Agreement, dated as of April 3, 2001, by and between Crow Family Holdings Industrial Texas Limited Partnership and Aviall Services, Inc. (Exhibit 10.31 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.44	Standstill Agreement, dated as of December 21, 2001, by and among Aviall, Inc., Carlyle Partners III, L.P. and CP III Coinvestment, L.P. (Exhibit 10.32 to Aviall, Inc.’s 2001 Form 10-K and incorporated herein by reference)

10.45†	Aviall, Inc. Supplemental Executive Retirement Income Plan, effective as of April 7, 2003 (Exhibit 10.1 to Aviall, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (the “March 31, 2003 Form 10-Q”) and incorporated herein by reference)

10.46	Second Amended and Restated Credit Agreement, dated as of June 30, 2003, by and among Aviall, Inc., Aviall Services, Inc., Citicorp USA, Inc. and the lenders and issuers party thereto (Exhibit 10.2 to Aviall, Inc.’s June 30, 2003 Form 10-Q and incorporated herein by reference)

Exhibit No.	Description
10.47	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of October 6, 2003, by and among Aviall, Inc, Aviall Services, Inc., Citicorp USA, Inc. and the lenders and issuers party thereto (Exhibit 10.48 to Aviall, Inc.’s 2004 Form 10-K and incorporated herein by reference)

10.48	Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated as of June 30, 2004, by and among Aviall, Inc., Aviall Services, Inc., Citicorp USA, Inc. and the lenders and issuers party thereto (Exhibit 10.3 to Aviall, Inc.’s June 30, 2004 Form 10-Q and incorporated herein by reference)

10.49	Amendment No. 3 to the Second Amended and Restated Credit Agreement, dated as of January 28, 2005, by and among Aviall, Inc., Aviall Services, Inc., Citigroup USA, Inc. and the lenders and issuers party thereto (Exhibit 99.2 to the January 28, 2005 Form 8-K and incorporated herein by reference)

10.50	Amendment No. 4 to the Second Amended and Restated Credit Agreement, dated as of November 15, 2005, by and among Aviall, Inc., Aviall Services, Inc., Citigroup North America, Inc. and the lenders and issuers party thereto (Exhibit 99.1 to the November 2005 Form 8-K and incorporated herein by reference)

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries of Aviall, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney of the Directors of Aviall, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1*	Certifications pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Each document marked with an asterisk is filed herewith.

†	Each document marked with a dagger constitutes a management contract or compensatory plan or arrangement.