Form 10-Q
period 2006-03-31
AVIALL INC
filed 2006-05-09
CIK 701650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

The number of shares of common stock, par value $0.01 per share, outstanding at May 2, 2006 was 34,208,650.

PART 1 – FINANCIAL INFORMATION

Item 1: Financial Statements

AVIALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net sales	$366,952	291,448
Cost of sales	301,712	238,281

Gross profit	65,240	53,167
Selling and administrative expense	34,090	28,086

Operating income	31,150	25,081
Interest expense, net	7,191	5,103

Earnings before income taxes	23,959	19,978
Provision for income taxes	8,125	6,978

Net earnings	$15,834	13,000

Basic net earnings per share	$0.47	0.40
Weighted average common shares	34,023,409	32,847,388

Diluted net earnings per share	$0.45	0.38
Weighted average common and potentially dilutive common shares	35,496,143	34,605,983

See accompanying notes to consolidated financial statements.

AVIALL, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$7,637	13,604
Receivables, net	200,332	178,826
Inventories	429,300	417,048
Prepaid expenses and other current assets	4,661	4,059
Deferred income taxes	16,363	23,949

Total current assets	658,293	637,486

Property and equipment, net	35,217	35,264
Goodwill	47,399	46,843
Intangible assets	319,744	225,526
Deferred income taxes	6,235	6,241
Other assets	11,205	11,627

Total assets	$1,078,093	962,987

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$619	850
Revolving line of credit	158,668	83,153
Cash overdrafts due to outstanding checks	23,027	24,117
Accounts payable	143,153	168,851
Accrued expenses	43,022	50,817

Total current liabilities	368,489	327,788

Long-term debt	199,233	199,926
Other liabilities	64,374	7,124
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock ($0.01 par value per share, 80,000,000 shares authorized; 36,274,619 shares and 36,155,382 shares issued at March 31, 2006 and December 31, 2005, respectively)	363	362
Additional paid-in capital	473,880	471,290
Retained earnings (accumulated deficit)	10,235	(5,599)
Treasury stock, at cost (2,068,165 shares and 2,050,411 shares at March 31, 2006 and December 31, 2005, respectively)	(29,166)	(28,589)
Accumulated other comprehensive loss	(9,315)	(9,315)

Total shareholders’ equity	445,997	428,149

Total liabilities and shareholders’ equity	$1,078,093	962,987

See accompanying notes to consolidated financial statements.

AVIALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net earnings	$15,834	13,000
Depreciation and amortization	7,961	5,372
Deferred income taxes	7,586	6,634
Compensation expense on stock-based awards	1,114	233
Changes in:
Receivables, net	(21,506)	(10,892)
Inventories	(12,252)	20,108
Deferred income tax asset	6	276
Accounts payable	(25,698)	(12,095)
Accrued expenses	(7,516)	(6,287)
Other, net	(1,526)	(4,744)

Net cash (used for) provided by operating activities	(35,997)	11,605

Investing activities:
Purchase of contract rights	(42,261)	(157,000)
Capital expenditures	(2,517)	(2,713)
Sales of property, plant and equipment	11	300

Net cash used for investing activities	(44,767)	(159,413)

Financing activities:
Net change in revolving credit facility	75,515	82,218
Issuance of common stock	1,198	7,101
Cash overdrafts due to outstanding checks	(1,090)	(19,421)
Purchase of treasury stock	(577)	(371)
Debt repaid	(249)	(712)
Debt issuance costs paid	—	(1,898)

Net cash provided by financing activities	74,797	66,917

Change in cash and cash equivalents	(5,967)	(80,891)
Cash and cash equivalents, beginning of period	13,604	91,632

Cash and cash equivalents, end of period	$7,637	10,741

Cash paid for interest and income taxes:
Interest	$9,173	7,902
Income taxes	$1,356	597

Noncash investing and financing activities:
Contract rights financed by seller	$56,140	—

See accompanying notes to consolidated financial statements.

AVIALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 2—STOCK-BASED COMPENSATION

Prior to January 1, 2006, Aviall, Inc., or Aviall, accounted for stock-based compensation plans in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, or SFAS 123, “Accounting for Stock-Based Compensation.” We made the appropriate disclosures as required by SFAS 123 and Statement of Financial Accounting Standards No. 148, or SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123.” Under APB 25, no compensation expense was recognized for stock option grants and, accordingly, share-based compensation related to our stock options was included as a pro forma disclosure in the financial statements and footnotes and will continue to be provided as such for periods presented prior to January 1, 2006.

Effective January 1, 2006, Aviall adopted the fair-value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment,” using the modified prospective application transition method. Under this transition method, the compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

As of March 31, 2006, Aviall has three stock incentive plans under which there were outstanding awards: the Aviall, Inc. Stock Incentive Plan, the Aviall, Inc. 1998 Stock Incentive Plan and the Directors Stock Plan. Under these plans, exercised options and stock appreciation rights, or SARs, are issued as new shares of Aviall’s common stock.

The Aviall, Inc. Stock Incentive Plan expired with respect to new grants on March 17, 1998 and was replaced by the Aviall, Inc. 1998 Stock Incentive Plan, or the 1998 Plan. The 1998 Plan provides for grants of qualified and nonqualified stock options, restricted stock, SARs and performance units to key employees. Options and SARs are granted at exercise prices not less than the fair market value of Aviall’s common stock on the date of grant. Options and SARs are for terms not exceeding ten years and vest over periods of up to four years. Restricted stock vests three years from the grant date and is subject to restrictions on sale or transfer. All restricted stock carries full dividend and voting rights. As of March 31, 2006, there were 81,114 incentive awards available for future grant under the 1998 Plan and 2,864,091 options, restricted stock shares and SARs outstanding under the 1998 Plan and The Aviall, Inc. Stock Incentive Plan combined.

The Directors Stock Plan provides for grants of nonqualified stock options and restricted stock to nonemployee directors at the fair market value of Aviall’s common stock on the date of the grant. Under the terms of the Directors Stock Plan, each nonemployee director may make an election to receive shares of Aviall’s common stock in lieu of their annual cash retainer for services as a director. Shares of common stock received in lieu of the annual cash retainer vest eleven months after the date grant. In addition, grants of options to purchase up to 5,000 shares of common stock may be made to each nonemployee director each fiscal year. As of March 31, 2006, there were 74,703 incentive awards available for future grant and 157,000 options and restricted stock shares outstanding under the Directors Stock Plan.

The fair value of each option and SAR grant is estimated using the Black-Scholes option-pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate for the expected term of the option or SAR is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life is based on the contractual term of the option or SAR and historical employee exercise and post-vesting employment termination behavior. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the award. Expected dividend yield is not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future. Forfeitures are estimated based on expected termination behavior as well as an analysis of actual option forfeitures. To the extent actual forfeitures differ from our current estimates, cumulative adjustments to stock-based compensation expense will be recorded in the period estimates are revised.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.5%	3.8%
Expected life (years)	4.5	5.0
Expected volatility	40.0%	40.0%

The following table illustrates the effect on net earnings and earnings per share, or EPS, if we had applied the fair-value recognition provisions of SFAS 123 to stock-based employee compensation in the first quarter of 2005:

(In Thousands, Except Per Share Data)	Three Months Ended March 31, 2005
Net earnings, as reported	$13,000
Deduct: Total stock-based compensation expense determined under fair-value-based method for all awards, net of related tax effects	(663)

Pro forma net earnings for purposes of computing basic net EPS	$12,337

Earnings per share:
Basic—as reported	$0.40
Basic—pro forma	$0.38

Diluted—as reported	$0.38
Diluted—proforma	$0.36

The adoption of SFAS 123R on January 1, 2006 reduced our earnings before income taxes and net earnings for the three months ended March 31, 2006 by $1.1 million and $0.7 million, respectively, and reduced both our basic and diluted EPS by $0.02. For the three months ended March 31, 2006 and 2005, we recognized total stock-based compensation expense of $1.1 million and $0.4 million, respectively, as a component of selling and administrative expense in our consolidated statements of operations. The related income tax benefit recognized was $0.4 million and $0.1 million for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, there was $10.3 million of total unrecognized stock-based compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.8 years.

Prior to the adoption of SFAS 123R, we presented all benefits of tax deductions resulting from the exercise of stock-based compensation as operating cash flows in our consolidated statements of cash flows. SFAS 123R requires that the cash flows resulting from tax deductions in excess of compensation cost recognized (excess tax benefits) be classified as financing cash flows. For the three months ended March 31, 2006, we had no excess tax benefits to be reported as financing cash flows.

The following table summarizes stock option activity for the three months ended March 31, 2006:

	Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2006	2,157,446	$13.69
Granted	45,000	$32.25
Exercised	(65,962)	$12.70
Expired, cancelled or forfeited	—	$—

Outstanding at March 31, 2006	2,136,484	$14.11	4.78	$51,213

Vested and expected to vest at March 31, 2006	2,136,484	$14.11	4.78	$51,213

Exercisable at March 31, 2006	2,091,484	$13.72	4.67	$50,951

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $12.84 and $9.43, respectively. For the three months ended March 31, 2005, the total fair value of options that vested was $2.7 million. There were no options that vested during the three months ended March 31, 2006. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $1.5 million and $18.4 million, respectively. Cash received from the exercise of options during the three months ended March 31, 2006 and 2005 was $0.8 million and $6.8 million, respectively. No income tax benefit was realized from the exercise of stock options during the three months ended March 31, 2006 and 2005.

The following table summarizes SAR activity for the three months ended March 31, 2006:

	SARs	Weighted-Average Exercise Price Per SAR	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2006	—	$—
Granted	726,400	$32.49
Exercised	—	$—
Expired, cancelled or forfeited	—	$—

Outstanding at March 31, 2006	726,400	$32.49	6.97	$4,058

Vested and expected to vest at March 31, 2006	726,400	$32.49	6.97	$4,058

Exercisable at March 31, 2006	—	$—	—	$—

The weighted-average grant-date fair value of SARs granted during the three months ended March 31, 2006 was $12.84. There were no SARs granted during the three months ended March 31, 2005.

The following table summarizes restricted stock activity for the three months ended March 31, 2006:

	Shares	Grant Date Fair Value
Nonvested at January 1, 2006	250,717	$12.73
Granted	42,115	$32.43
Vested	(134,625)	$7.46
Expired, cancelled or forfeited	—	$—

Nonvested at March 31, 2006	158,207	$22.46

For the three months ended March 31, 2006 and 2005, the total fair value of restricted stock that vested was $1.0 million and $0.8 million, respectively.

NOTE 3—SEGMENT INFORMATION

The following tables present information by operating segment (in thousands):

	Three Months Ended March 31,
	2006	2005
Net Sales
Aviall Services	$359,034	284,023
ILS	7,918	7,425

Total net sales	$366,952	291,448

Profit
Aviall Services	$32,997	26,417
ILS	3,140	2,811

Segment profit	36,137	29,228
Corporate	(4,987)	(4,147)
Interest expense, net	(7,191)	(5,103)

Earnings before income taxes	$23,959	19,978

NOTE 4—EARNINGS PER SHARE

A reconciliation of the denominator of our basic and diluted EPS calculations for net earnings follows:

	Three Months Ended March 31,
	2006	2005
Denominator
Weighted average common shares	34,023,409	32,847,388
Effect of dilutive securities:
Stock options	1,134,621	1,257,315
Restricted stock rights	75,687	238,880
Warrants	262,426	262,400

Weighted average common and potentially dilutive common shares	35,496,143	34,605,983

Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net earnings by the weighted average number of common and potentially dilutive common shares outstanding during the period.

NOTE 5—INTANGIBLE ASSETS

In January 2006, we entered into a distribution agreement with Smiths Aerospace LLC, or Smiths, an affiliate of Smiths Group plc, whereby Smiths appointed us as the worldwide aftermarket distributor for their civil aerospace line of products for a ten-year period. In March 2006, we entered into a second revenue- and risk-sharing agreement with General Electric Company, or GE, to exclusively supply a designated number of aftermarket parts for the life of the CF6 engine program, including the in-production CF6-80C2 and CF6-80E engines. Also in March 2006, we entered into a distribution agreement with GE-Aviation to exclusively supply J85 military engine parts for the remaining lifetime of the J85 engine. We paid $42.3 million in cash and will pay additional installments to the seller over the next 10 years. We have increased our intangible assets by $98.4 million for these contract rights representing the cash paid and the present value of the installment payments.

NOTE 6—DEBT

As of March 31, 2006, our senior secured credit facility, or the Credit Facility, consists of a $260.0 million revolving credit and letter of credit facility due as a balloon payment in 2008. As of March 31, 2006, we had $158.7 million of borrowings outstanding under the Credit Facility.

NOTE 7—PENSION PLANS AND POSTRETIREMENT BENEFITS

The following table sets forth the components of net pension expense for all our plans:

	Three Months Ended March 31,
(In Thousands)	2006	2005
Service cost	$849	736
Interest cost	1,129	1,028
Expected return on plan assets	(1,215)	(1,086)
Transition obligation amortization	—	34
Prior service cost amortization	63	1
Net loss recognition	476	297

Net pension expense	$1,302	1,010

The following table sets forth the components of net postretirement benefit income for all our plans:

	Three Months Ended March 31,
(In Thousands)	2006	2005
Service cost	$—	—
Interest cost	17	18
Net amortization and deferral	(33)	(35)

Net postretirement benefit income	$(16)	(17)

NOTE 8—SUBSEQUENT EVENT

On May 1, 2006, Aviall announced that it had entered into a definitive merger agreement with The Boeing Company, or Boeing, for Boeing’s acquisition of Aviall. Boeing will pay a cash price of $48 per share for each outstanding share of Aviall stock, or $1.7 billion, plus the assumption of approximately $350 million of debt. The consummation of the merger is subject to approval of Aviall’s stockholders, satisfaction of closing conditions and receipt of government approvals.

NOTE 9—GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

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

The unaudited consolidating financial information presents the consolidating balance sheets as of March 31, 2006 and December 31, 2005 and the related statements of operations and cash flows for the three-month periods ended March 31, 2006 and 2005 with separate columns for:

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

Pursuant to the terms of the Credit Facility, no subsidiary of Aviall other than Aviall Services, Inc., or Aviall Services, may pay cash dividends to Aviall, other than to fund limited repurchases or redemptions of outstanding securities. In addition, Aviall Services may pay cash dividends to Aviall for the purpose of funding (i) ordinary operating expenses and scheduled debt service, (ii) payments by Aviall of taxes in respect of Aviall and its subsidiaries, up to the amount that would be payable by Aviall Services, on a consolidated basis, if it were the taxpayer and (iii) any repurchase of the Senior Notes permitted under the terms of the Credit Facility. Additionally, the Credit Facility restricts intercompany loans made to Aviall from its direct and indirect subsidiaries, with the exception of intercompany loans made to fund limited repurchases or redemptions of outstanding securities and loans made by Aviall Services to fund required payments under the Senior Notes. The net assets of consolidating subsidiaries subject to these restrictions were $749.8 million and $741.7 million at March 31, 2006 and December 31, 2005, respectively.

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2006
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	347,683	42,744	(23,475)	366,952
Cost of sales	—	289,680	35,507	(23,475)	301,712

Gross profit	—	58,003	7,237	—	65,240
Selling and administrative expense	—	29,127	4,963	—	34,090

Operating income	—	28,876	2,274	—	31,150
Interest (income) expense, net	(5,076)	12,194	73	—	7,191
Equity in (earnings) loss of subsidiaries	(12,572)	(1,655)	—	14,227	—

Earnings (loss) before income taxes	17,648	18,337	2,201	(14,227)	23,959
Provision for income taxes	1,814	5,765	546	—	8,125

Net earnings (loss)	$15,834	12,572	1,655	(14,227)	15,834

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2005
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	272,297	35,293	(16,142)	291,448
Cost of sales	—	225,654	28,769	(16,142)	238,281

Gross profit	—	46,643	6,524	—	53,167
Selling and administrative expense	—	23,846	4,240	—	28,086

Operating income	—	22,797	2,284	—	25,081
Interest (income) expense, net	(4,645)	9,682	66	—	5,103
Equity in (earnings) loss of subsidiaries	(10,037)	(1,981)	—	12,018	—

Earnings (loss) before income taxes	14,682	15,096	2,218	(12,018)	19,978
Provision for income taxes	1,682	5,059	237	—	6,978

Net earnings (loss)	$13,000	10,037	1,981	(12,018)	13,000

CONSOLIDATED BALANCE SHEET

	March 31, 2006
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$(138)	1,519	6,256	—	7,637
Receivables, net	—	170,965	29,367	—	200,332
Inventories	—	409,909	19,391	—	429,300
Prepaid expenses and other current assets	—	4,330	331	—	4,661
Deferred income taxes	—	16,302	61	—	16,363

Total current assets	(138)	603,025	55,406	—	658,293

Property and equipment, net	—	34,476	741	—	35,217
Investment in subsidiaries	805,521	41,869	—	(847,390)	—
Intercompany receivables	—	188,472	—	(188,472)	—
Goodwill	—	45,460	1,939	—	47,399
Intangible assets	—	319,744	—	—	319,744
Deferred income taxes	—	5,911	324	—	6,235
Other assets	5,249	5,954	2	—	11,205

Total assets	$810,632	1,244,911	58,412	(1,035,862)	1,078,093

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	606	13	—	619
Revolving line of credit	—	158,668	—	—	158,668
Cash overdrafts due to outstanding checks	13	23,014	—	—	23,027
Accounts payable	—	142,405	748	—	143,153
Accrued expenses	2,760	37,243	3,019	—	43,022

Total current liabilities	2,773	361,936	3,780	—	368,489

Long-term debt	200,000	(792)	25	—	199,233
Intercompany payables	161,862	—	26,610	(188,472)	—
Other liabilities	—	64,374	—	—	64,374
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity:
Common stock	363	33	7,542	(7,575)	363
Additional paid-in capital	473,880	867,917	9,920	(877,837)	473,880
Retained earnings (accumulated deficit)	10,235	(39,242)	10,535	28,707	10,235
Treasury stock, at cost	(29,166)	—	—	—	(29,166)
Accumulated other comprehensive (loss) income	(9,315)	(9,315)	—	9,315	(9,315)

Total shareholders’ equity	445,997	819,393	27,997	(847,390)	445,997

Total liabilities and shareholders’ equity	$810,632	1,244,911	58,412	(1,035,862)	1,078,093

CONSOLIDATED BALANCE SHEET

	December 31, 2005
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$(42)	5,231	8,415	—	13,604
Receivables, net	—	148,280	30,546	—	178,826
Inventories	—	396,600	20,448	—	417,048
Prepaid expenses and other current assets	—	3,764	295	—	4,059
Deferred income taxes	—	23,880	69	—	23,949

Total current assets	(42)	577,755	59,773	—	637,486

Property and equipment, net	—	34,475	789	—	35,264
Investment in subsidiaries	794,763	40,214	—	(834,977)	—
Intercompany receivables	—	196,568	—	(196,568)	—
Goodwill	—	44,904	1,939	—	46,843
Intangible assets	—	225,526	—	—	225,526
Deferred income taxes	—	5,911	330	—	6,241
Other assets	5,498	6,125	4	—	11,627

Total assets	$800,219	1,131,478	62,835	(1,031,545)	962,987

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	837	13	—	850
Revolving line of credit	—	83,153	—	—	83,153
Cash overdrafts due to outstanding checks	7	24,110	—	—	24,117
Accounts payable	—	167,625	1,226	—	168,851
Accrued expenses	6,529	40,097	4,191	—	50,817

Total current liabilities	6,536	315,822	5,430	—	327,788

Long-term debt	200,000	(103)	29	—	199,926
Intercompany payables	165,534	—	31,034	(196,568)	—
Other liabilities	—	7,124	—	—	7,124
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity:
Common stock	362	33	7,542	(7,575)	362
Additional paid-in capital	471,290	867,917	9,920	(877,837)	471,290
Retained earnings (accumulated deficit)	(5,599)	(50,000)	8,880	41,120	(5,599)
Treasury stock, at cost	(28,589)	—	—	—	(28,589)
Accumulated other comprehensive (loss) income	(9,315)	(9,315)	—	9,315	(9,315)

Total shareholders’ equity	428,149	808,635	26,342	(834,977)	428,149

Total liabilities and shareholders’ equity	$800,219	1,131,478	62,835	(1,031,545)	962,987

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2006
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net earnings (loss)	$15,834	12,572	1,655	(14,227)	15,834
Depreciation and amortization	250	7,628	83	—	7,961
Deferred income taxes	—	7,578	8	—	7,586
Compensation expense on stock-based awards	1,114	—	—	—	1,114
Changes in:
Receivables, net	—	(22,685)	1,179	—	(21,506)
Inventories	—	(13,309)	1,057	—	(12,252)
Deferred income tax asset	—	—	6	—	6
Intercompany receivables and payables	(1,858)	6,282	(4,424)	—	—
Accounts payable	—	(25,220)	(478)	—	(25,698)
Accrued expenses	(3,490)	(2,854)	(1,172)	—	(7,516)
Other, net	(1)	(1,491)	(34)	—	(1,526)

Net cash provided by (used for) operating activities	11,849	(31,499)	(2,120)	(14,227)	(35,997)

Investing activities:
Capital expenditures	—	(2,481)	(36)	—	(2,517)
Purchase of contract rights	—	(42,261)	—	—	(42,261)
Investment in subsidiaries	(12,572)	(1,655)	—	14,227	—
Sales of property, plant and equipment	—	11	—	—	11

Net cash provided by (used for) investing activities	(12,572)	(46,386)	(36)	14,227	(44,767)

Financing activities:
Debt issue costs paid	—	—	—	—	—
Issuance of common stock	1,198	—	—	—	1,198
Purchase of treasury stock	(577)	—	—	—	(577)
Net change in revolving credit facility	—	75,515	—	—	75,515
Cash overdrafts due to outstanding checks	6	(1,096)	—	—	(1,090)
Debt repaid	—	(246)	(3)	—	(249)

Net cash provided by (used for) financing activities	627	74,173	(3)	—	74,797

Change in cash and cash equivalents	(96)	(3,712)	(2,159)	—	(5,967)
Cash and cash equivalents, beginning of period	(42)	5,231	8,415	—	13,604

Cash and cash equivalents, end of period	$(138)	1,519	6,256	—	7,637

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2005
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net earnings (loss)	$13,000	10,037	1,981	(12,018)	13,000
Depreciation and amortization	250	5,064	58	—	5,372
Deferred income taxes	—	6,634	—	—	6,634
Compensation expense on stock-based awards	233	—	—	—	233
Changes in:
Receivables, net	—	(11,830)	938	—	(10,892)
Inventories	—	20,460	(352)	—	20,108
Deferred income tax asset	—	274	2	—	276
Intercompany receivables and payables	(6,294)	14,625	(8,331)	—	—
Accounts payable	—	(11,974)	(121)	—	(12,095)
Accrued expenses	(3,878)	(2,391)	(18)	—	(6,287)
Other, net	—	(4,706)	(38)	—	(4,744)

Net cash provided by (used for) operating activities	3,311	26,193	(5,881)	(12,018)	11,605

Investing activities:
Capital expenditures	—	(2,712)	(1)	—	(2,713)
Purchase of contract rights	—	(157,000)	—	—	(157,000)
Investment in subsidiaries	(10,037)	(1,981)	—	12,018	—
Sales of property, plant and equipment	—	300	—	—	300

Net cash provided by (used for) investing activities	(10,037)	(161,393)	(1)	12,018	(159,413)

Financing activities:
Debt issue costs paid	—	(1,898)	—	—	(1,898)
Issuance of common stock	7,101	—	—	—	7,101
Purchase of treasury stock	(371)	—	—	—	(371)
Net change in revolving credit facility	—	82,218	—	—	82,218
Cash overdrafts due to outstanding checks	1	(19,372)	(50)	—	(19,421)
Debt repaid	—	(710)	(2)	—	(712)

Net cash provided by (used for) financing activities	6,731	60,238	(52)	—	66,917

Change in cash and cash equivalents	5	(74,962)	(5,934)	—	(80,891)
Cash and cash equivalents, beginning of period	(35)	83,002	8,665	—	91,632

Cash and cash equivalents, end of period	$(30)	8,040	2,731	—	10,741

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Aviall, Inc., or Aviall, is the largest independent global provider of new parts, supply-chain management and other related value-added services to the aerospace aftermarket. The aerospace aftermarket consists of parts needed for the scheduled and unscheduled maintenance, repair and modification of aircraft and engines already in use but does not include parts used in the construction of new aircraft or engines. We serve this market through our two wholly owned subsidiaries, Aviall Services, Inc., or Aviall Services, and Inventory Locator Service, LLC, or ILS. Aviall Services provides new parts and related supply-chain management services to the aerospace industry, and ILS operates electronic marketplaces for buying and selling parts, equipment and services for the global aerospace, defense and marine industries.

Aviall Services purchases a broad range of new parts, components and supplies from original equipment manufacturers, or OEMs, and resells them to its customers. As of December 31, 2005, Aviall Services purchased new parts, components and supplies from over 220 OEMs, including in some cases several business units within such manufacturers, and resold them to over 19,000 government/military, general aviation/corporate and commercial airline customers, including over 300 airlines. Aviall Services also provides value-added services to our customers and suppliers, such as repair services, supply-chain management services and information-gathering and delivery services.

ILS operates electronic marketplaces for buying and selling parts, equipment and services for the global aerospace, defense and marine industries. As of December 31, 2005, ILS had more than 16,500 users in more than 90 countries, ILS’s electronic marketplaces contained more than 58 million line items representing over five billion parts for sale and ILS also maintained databases of over 150 million cross-referenced United States, or U.S., government records, allowing users to research manufacturers and prices for specific parts, locate alternate parts, find additional uses and markets for parts and review U.S. government procurement histories.

Our first quarter 2006 net earnings of $15.8 million, or $0.45 diluted earnings per share, increased 21.5% compared to net earnings of $13.0 million, or $0.38 diluted earnings per share, in the first quarter of 2005. Our operating income in the first quarter of 2006 was $31.2 million, an increase of $6.1 million or 24.3%, from the same quarter in 2005. These improvements were driven primarily by sales of General Electric, or GE, CF6-50 and CF6-80A, or CF6, engine parts. From February 1, 2005 until July 18, 2005, or the GE transition period, Aviall Services recorded only commissions and not net sales on CF6 engine parts shipped directly by GE. In addition, January 2006 was the initial full reporting month for the first GE revenue- and risk sharing agreement and, in February 2006, we began receiving commissions on the distribution agreement with Smiths Aerospace LLC, or Smiths, an affiliate of Smiths Group plc, which was signed in January 2006. In the first quarter of 2006, our selling and administrative expense increased $6.0 million compared to the first quarter of 2005 largely due to year-over-year higher salary and benefit expenses, partially attributable to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment,” stock-based compensation costs and higher pension expenses related to our lower 2006 discount rate. Additionally, some of this increase in 2006 resulted from expenses incurred for startup costs for the Smiths agreement. In the first quarter of 2005, because we only recorded commissions paid by GE equal to the amount of gross margin that we would have earned if we had made these CF6 sales ourselves, the relative efficiency of the increased selling and administrative expense as compared to the incremental net sales is understated in the first quarter of 2005. Our selling and administrative expense as a percentage of sales decreased to 9.3% in the first quarter of 2006 from 9.6% in the first quarter of 2005, continuing to demonstrate our ability to increase revenues while incurring proportionately less selling and administrative expense.

The combination of record high fuel costs, slowing economic growth in many regions, a slowing of demand for Rolls-Royce T-56, or RR T56, parts on the part of U.S. government entities, an increase in backorders on parts ordered by us from Rolls-Royce and the uncertain future faced by many of our airline customers and some general aviation aircraft operators have combined to make our opportunities less certain. This concern was evidenced by the bankruptcy filing in 2005 of our largest airline customer, Delta Air Lines, as well as the bankruptcy filings by Northwest Airlines and Mesaba Airlines. These filings were widely anticipated, and our credit extension and evaluation process allowed us to appropriately manage our credit exposures prior to these bankruptcies. As a result, we were not required to significantly adjust our overall reserves for our airline customers because of the bankruptcies. We believe these tough conditions support the need for the capabilities offered by Aviall Services and ILS and are one of the principal reasons for Aviall’s improved results in 2005 and into 2006.

Our future strategy continues to focus on the acquisition of new long-term supplier contracts as well as adding other traditional supplier relationships, delivering superior customer service and investing in technology and infrastructure to increase supplier and customer efficiencies. We continue to evaluate potential strategic acquisitions. We believe our ability to grow at a pace similar to that which we have experienced since 2000 will depend on the award of one or a series of new long-term supplier contracts, the expansion of our traditional supplier base and product offerings and/or completion of a strategic acquisition. The timing and length of the process to procure new long-term agreements or relationships or a strategic acquisition is unpredictable. We are currently actively pursuing a number of opportunities for additional growth, including possible large, new long-term supplier agreements. No assurance can be given that we will be able to procure any such new arrangements. To the extent we do secure any such relationship, the economies of scale derived from recent contracts may not be indicative of our future results, particularly in the early stages of new contract implementation. As an example of the implementation of this strategy, we announced in January 2006 the signing of a distribution agreement with Smiths whereby Smiths appointed us as the worldwide aftermarket distributor for their civil aerospace line of products for a ten-year period.

Recent Developments

On May 1, 2006, Aviall announced that it had entered into a definitive merger agreement with The Boeing Company, or Boeing, for Boeing’s acquisition of Aviall. Boeing will pay a cash price of $48 per share for each outstanding share of Aviall stock, or $1.7 billion, plus the assumption of approximately $350 million of debt. The consummation of the merger is subject to approval of Aviall’s stockholders, satisfaction of closing conditions and receipt of government approvals.

Critical Accounting Policies

For a discussion of our critical accounting policies, refer to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations-Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net Sales. Net sales for Aviall Services were $359.0 million, an increase of $75.0 million or 26.4%, from the $284.0 million recorded in the first quarter of 2005.

The following table presents net sales for Aviall Services in each of its geographic regions and in all market sectors (amounts in millions):

	Amount of Increase	Percentage Increase
Geographic region:
Americas	$45.5	19.9%
Europe	$18.4	72.7%
Asia-Pacific	$11.1	37.6%

Market sector:
Commercial airline	$51.6	70.2%
General aviation/corporate	$15.5	22.3%
Government/military/other	$7.9	5.6%

Sales in the commercial airline sector increased primarily due to CF6 engine parts sales, as well as stronger sales volumes in the sector, including strong Honeywell parts sales. During the GE transition period which began in February 2005, Aviall Services recognized only commissions and not net sales on CF6 engine parts sales. Sales in the general aviation/corporate sector increased because of additional flight activity tempered by the effect of high fuel prices. Sales in the government/military/other sector increased slightly due to other military sales including sales of CF6 engine parts for military use offset in part by a softening of demand for RR T56 parts and select part shortages. Aggregate sales of products supplied by Rolls-Royce, Honeywell and GE pursuant to exclusive contracts were $247.8 million and $186.3 million in the first quarter of 2006 and 2005, respectively. Aggregate sales of products under these contracts continued to contribute significantly to net sales during the first quarter of 2006, aggregating approximately 68% of Aviall’s net sales. Sales under the Rolls-Royce contracts increased from the first quarter of 2005, which was a factor in the increase in the government/ military/other sector.

Net sales for ILS were $7.9 million, an increase of $0.5 million or 6.8%, compared to the first quarter of 2005 mostly because of increased customer penetration.

Gross Profit. Gross profit of $65.2 million increased $12.0 million or 22.6% in the first quarter of 2006 compared to $53.2 million in the first quarter of 2005. Gross profit as a percentage of net sales was 17.8% in the first quarter of 2006 as compared to 18.2% in the first quarter of 2005. The higher gross profit percentage in 2005 is primarily due to the effect of receiving GE revenue in the form of commissions during the transition of the CF6 contract.

Selling and Administrative Expense. Selling and administrative expense increased $6.0 million to $34.1 million in the first quarter of 2006 but decreased as a percentage of net sales to 9.3% from 9.6% in the first quarter of 2005. Selling and administrative expense increased primarily as a result of higher salary and benefit expenses, including new SFAS 123R compensation expense and higher pension expenses related to our lower 2006 discount rate. In addition, startup costs were incurred for the new Smiths agreement.

Interest Expense. Interest expense increased $2.1 million to $7.2 million in the first quarter of 2006 from $5.1 million in the first quarter of 2005. Noncash interest expense amounted to $1.2 million and $0.4 million in 2006 and 2005, respectively. Our net interest expense increased primarily due to higher borrowings under our senior secured credit facility, or the Credit Facility, which had a balance of $158.7 million at March 31, 2006 and $0.7 million of Smiths payable discount amortization related to a deferred payable due to Smiths. At March 31, 2005, the Credit Facility had a balance of $82.2 million.

Provision for Income Taxes. Our income tax expense for the first quarter of 2006 was $8.1 million, and our effective tax rate was 33.9%. Our income tax expense for the first quarter of 2005 was $7.0 million, and our effective tax rate was 34.9%. Actual cash payments made for federal, state and foreign income taxes were $1.4 million and $0.6 million in the first quarter of 2006 and 2005, respectively. Our cash income tax expense has been primarily comprised of federal Alternative Minimum Tax, foreign taxes and state income taxes that were not offset by state tax net operating loss, or NOL, carryforwards. We anticipate our federal NOL carryforward will be fully consumed during the second quarter of 2006.

Liquidity and Capital Resources

Cash Flow. Net cash flow used for operations was $36.0 million in the first three months of 2006 compared to $11.6 million provided by operations in the first three months of 2005. The $47.6 million decrease in cash provided by operating activities in 2006 compared to the same period in 2005 resulted from higher receivable and inventory levels at March 31, 2006 primarily due to the completion of working capital investments in the CF6 product lines, inventory purchases for the new J85 contract and a lower March 31, 2006 ending accounts payable balance due to the timing of month end settlements with our suppliers. Aviall Services’ inventory turns decreased slightly from 3.3 turns in December 2005 to 3.1 turns in March 2006 due to the higher inventory levels in the GE product lines in the first quarter of 2006. The days’ sales outstanding for Aviall’s receivables remained constant at 47 days at both March 31, 2006 and December 31, 2005.

Capital expenditures were $2.5 million in the first three months of 2006 compared to $2.7 million in the first three months of 2005. Capital spending in both 2006 and 2005 was primarily for upgrades to Aviall Services’ enterprise resource planning software, computer hardware and operations infrastructure. We expect to make capital expenditures, including noncash capital amounts, totaling approximately $12.0 million in 2006. These projects include upgrades and enhancements associated with both our systems and operations infrastructure at Aviall Services and ILS. Although we review our capital expenditure program periodically and modify it as required to meet current business needs, it has not significantly changed on an annual basis over the last three years.

In January 2006, we entered into a distribution agreement with Smiths whereby Smiths appointed us as the worldwide aftermarket distributor for their civil aerospace line of products for a ten-year period. In March 2006, we entered into a second revenue- and risk-sharing agreement with GE to exclusively supply a designated number of additional aftermarket parts for the life of the CF6 engine program including the in-production CF6-80C2 and CF6-80E engines. Also in March 2006, we entered into a distribution agreement with GE-Aviation to exclusively supply J85 military engine parts for the remaining lifetime of the J85 engine. We paid $98.4 million in the aggregate for these contract rights, including $56.1 million that was financed by the seller.

Variable Working Capital (see definition below) increased $59.5 million in the first three months of 2006 as compared to December 31, 2005 and increased $2.9 million in the first three months of 2005 as compared to December 31, 2004. In 2006, we invested $44.8 million in net capital expenditures and contract rights as compared to $159.4 million in 2005. The combined cash used in the first three months of 2006 of $80.8 million by both operating and investing activities was funded by $1.2 million received for common stock issued pursuant to the exercise of employee stock options, $75.5 million of net borrowings under our revolving credit facilities and a portion of the $13.6 million of cash on hand at the beginning of 2006.

In addition, our cash overdraft position decreased $1.1 million in the first three months of 2006. As a result, our cash balance decreased by $6.0 million.

By way of comparison, the combined cash used in the first three months of 2005 of $147.8 million for both operating and investing activities was funded by $7.1 million received for common stock issued pursuant to the exercise of stock options, $82.2 million of net borrowings under the Credit Facility and a majority of the $91.6 million of cash on hand at the beginning of 2005. In addition, our cash overdraft position decreased $19.4 million in the first quarter of 2005. As a result, our cash balance decreased by $80.9 million. Overdraft positions arise when we settle our accounts payable by issuing checks at month end, and the recipients of these checks have not presented them to our banks for payment before our cut-off for accounting purposes. We classify these overdraft positions as a separate current liability in our accompanying consolidated balance sheet because no right of offset existed against other cash accounts within the same bank. Generally accepted accounting principles, or GAAP, treat these amounts similar to debt in the statement of cash flows by presenting cash overdrafts as a financing activity. We expect to continue large month end settlements with our major suppliers, but the overdrafts will change in accordance with the variable amounts of products shipped to us from time to time.

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

In 2006, we have funded our internal growth and any related capital expenditures primarily out of cash flow from operations and borrowings under the Credit Facility. If we are awarded one or more additional long-term supplier agreements that require significant investments in contract rights and inventory, we may be required to increase availability and borrow significant amounts under the Credit Facility, or we may be required to sell debt, equity or other securities under our shelf registration statement or otherwise to fund the costs associated with the investment. Likewise, if we enter into a strategic acquisition or if our current projections prove to be inaccurate in 2006, we may be required to borrow significant amounts under the Credit Facility or to sell securities.

The following table presents a reconciliation of our Variable Working Capital to working capital for the periods presented:

(In Thousands)	March 31, 2006	December 31, 2005	March 31, 2005	December 31, 2004
Receivables, net	$200,332	178,826	154,979	144,087
Plus: Inventories	429,300	417,048	308,021	328,129
Less: Accounts payable	(143,153)	(168,851)	(86,534)	(98,629)

Variable Working Capital	486,479	427,023	376,466	373,587

Plus:
Cash and cash equivalents	7,637	13,604	10,741	91,632
Prepaid expenses and other current assets	4,661	4,059	5,330	2,953
Deferred income taxes	16,363	23,949	33,798	40,432
Less:
Current portion of long-term debt	(619)	(850)	(1,190)	(1,440)
Cash overdrafts due to outstanding checks	(23,027)	(24,117)	(23,602)	(43,023)
Revolving line of credit	(158,668)	(83,153)	(82,218)	—
Accrued expenses	(43,022)	(50,817)	(40,454)	(46,741)

Working capital	$289,804	309,698	278,871	417,400

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

Senior Secured Debt. The Credit Facility consists of a $260.0 million revolving credit and letter of credit facility due as a balloon payment in 2008, with availability determined by reference to a borrowing base calculated using our eligible accounts receivable and inventory and after deducting reserves required by the lenders. As of March 31, 2006, we had $158.7 million of borrowings outstanding under the Credit Facility and had issued letters of credit for $0.6 million. In addition, we had $100.3 million available for additional borrowings under the Credit Facility and our borrowing base was $306.7 million. As of March 31, 2006, borrowings under the Credit Facility bear interest based upon either: (1) a Eurodollar Rate plus an applicable margin ranging from 1.25% to 2.25% depending upon our financial ratios, or (2) a Base Rate plus an applicable margin ranging from 0.25% to 1.25% depending upon the same financial ratios. We expect to utilize both of these interest rate options during 2006. As of March 31, 2006, the weighted average interest rate on the Credit Facility was 6.60%. An annual commitment fee of 0.375% is payable monthly in arrears on the daily unused portion of the Credit Facility. Obligations under the Credit Facility are collateralized by substantially all of our domestic assets and 65% of the stock of certain of our foreign subsidiaries. The Credit Facility also contains default clauses that permit the acceleration of all amounts due following an event of default at the discretion of the lenders, and lock-box provisions that apply our cash collections to outstanding borrowings. Based on the terms of the Credit Facility and pursuant to EITF Issue No. 95-22, “Balance Sheet Classification of Revolving Credit Agreement Obligations Involving Lock-Box Arrangements,” we classify amounts outstanding under the Credit Facility, if any, as current.

We also maintain a Canadian $6.0 million secured revolving credit facility, or the Canadian Revolver. As of March 31, 2006, we had no borrowings outstanding under the Canadian Revolver.

Debt Covenants. The Credit Facility contains various restrictive operating and financial covenants, including several that are based on earnings before interest, taxes, depreciation, amortization, extraordinary gains or losses, and one-time items, or Adjusted EBITDA. We must comply with a maximum leverage ratio covenant that measures the ratio of our outstanding debt to our Adjusted EBITDA for the trailing four quarters. We must maintain a maximum leverage ratio of 3.25 to 1 for the fiscal quarters ending on or after March 31, 2006. We must also comply with a minimum interest coverage ratio covenant that measures the ratio of our Adjusted EBITDA for the trailing four quarters to our interest expense during the trailing four quarters. The minimum interest coverage ratio covenant was 3.50 to 1 at March 31, 2006 and will remain at that level for all periods thereafter.

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

The following table presents a reconciliation of our EBITDA and Adjusted EBITDA, as defined in the Credit Facility, to net earnings for the trailing four quarters ended March 31, 2006:

(In Thousands)	Second Quarter 2005	Third Quarter 2005	Fourth Quarter 2005	First Quarter 2006	Total
Net earnings	$15,371	14,262	13,898	15,834	59,365
Loss from discontinued operations	—	—	71	—	71

Earnings form continuing operations	15,371	14,262	13,969	15,834	59,436
Plus:
Income tax expense	8,347	5,959	6,969	8,125	29,400
Interest expense, net	5,262	5,277	5,482	7,191	23,212
Depreciation and amortization expense, excluding debt issuance cost and long-term payable discount amortization	6,114	6,285	6,047	6,726	25,172
Compensation expense on stock-based awards	285	257	357	1,114	2,013

EBITDA	35,379	32,040	32,824	38,990	139,233
Noncash (gains) losses	112	23	214	242	591

Adjusted EBITDA	35,491	32,063	33,038	39,232	139,824

The Adjusted EBITDA calculation above is prepared in accordance with the terms of the Credit Facility. The noncash gains and losses, which are included in the Adjusted EBITDA calculation in accordance with the terms of the Credit Facility, may occur again. The depreciation and amortization expense above excludes debt issuance cost and long-term payable discount amortization, which is included in interest expense. Adjusted EBITDA is presented solely to provide information on our debt covenants, and EBITDA and Adjusted EBITDA should not be considered an alternative to operating results or cash flows calculated in accordance with GAAP.

Contractual Obligations. As of March 31, 2006, there have been no material changes in our contractual obligations as set forth in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Adoption of New Accounting Pronouncement

Effective January 1, 2006, Aviall adopted the fair-value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment,” using the modified prospective application transition method. Under this transition method, the compensation cost recognized beginning January 1, 2006 includes compensation cost for the unvested portion of all share-based payments granted prior to January 1, 2006 and compensation cost for all share-based payments granted subsequent to December 31, 2005. Prior to January 1, 2006, Aviall accounted for stock-based compensation plans in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, or SFAS 123, “Accounting for Stock-Based Compensation.” Under APB 25, no compensation expense was recognized for stock option grants and, accordingly, share-based compensation related to our stock options was included as a pro forma disclosure in the financial statements and footnotes and will continue to be provided as such for periods presented prior to January 1, 2006. Results for prior periods have not been restated.

Under SFAS 123R, we continue to estimate the fair value of our share-based payment awards using the Black-Scholes option-pricing model. The fair value is amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate for the expected term of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life is based on the contractual term of the award and historical employee exercise and post-vesting employment termination behavior. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the award. Expected dividend yield is not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future. Forfeitures are estimated based on expected termination behavior as well as an analysis of actual option forfeitures. To the extent actual forfeitures differ from our current estimates, cumulative adjustments to stock-based compensation expense will be recorded in the period estimates are revised.

The adoption of SFAS 123R on January 1, 2006 reduced our earnings before income taxes and net earnings for the three months ended March 31, 2006 by $1.1 million and $0.7 million, respectively, and reduced both our basic and diluted EPS by $0.02. For the three months ended March 31, 2006 and 2005, we recognized total stock-based compensation expense of $1.1 million and $0.4 million, respectively. The related income tax benefit recognized was $0.4 million and $0.1 million for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, there was $10.3 million of total unrecognized stock-based compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.8 years.

Forward-Looking Statements

This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that are based on the beliefs of our management, as well as assumptions and estimates made by, and information currently available to, our management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to risks, uncertainties and assumptions relating to our operations and results of operations as well as those of our customers and suppliers, including as a result of competitive factors and pricing pressures, shifts in market demand, general economic conditions and other factors including, among others, those that effect flight activity in the commercial, business, government/military, and general/corporate aviation segments, the business activities of our customers and suppliers and developments in information and communication technology. Additional risks are set forth in our Annual Report on Form 10-K for the year ended December 31, 2005. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described in the forward-looking statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and foreign exchange rates. From time to time, we have used financial instruments to offset these risks. These financial instruments are not used for trading or speculative purposes. We did not experience any significant changes in market risk during the first three months of 2006. Our market risk is described in more detail in “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4: Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of design and operation of our disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There were no changes to our internal control over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

Not applicable.

Item 1a: Risk Factors

Not applicable.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our common stock in the quarter ended March 31, 2006:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2006 – January 31, 2006	17,754	$32.47	—	—
February 1, 2006 – February 28, 2006	—	$—	—	—
March 1, 2006 – March 31, 2006	—	$—	—	—

Total	17,754	$32.47	—	—

(1) The 17,754 total number of shares purchased were shares of restricted stock withheld for the payment of withholding taxes upon vesting of restricted stock.

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

AVIALL, INC.

May 5, 2006	By:	/s/ Colin M. Cohen
Colin M. Cohen Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002