Form 10-Q
period 2006-06-30
AVIALL INC
filed 2006-08-02
CIK 701650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, par value $0.01 per share, outstanding at July 31, 2006 was 34,430,204.

PART 1 – FINANCIAL INFORMATION

Item 1: Financial Statements

AVIALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$357,609	322,072	724,561	613,520
Cost of sales	293,806	261,643	595,518	499,924

Gross profit	63,803	60,429	129,043	113,596
Selling and administrative expense	35,865	31,449	69,955	59,535

Operating income	27,938	28,980	59,088	54,061
Interest expense, net	8,681	5,262	15,872	10,365

Earnings before income taxes	19,257	23,718	43,216	43,696
Provision for income taxes	6,590	8,347	14,715	15,325

Net earnings	$12,667	15,371	28,501	28,371

Basic net earnings per share	$0.37	0.46	0.84	0.86
Weighted average common shares	34,171,258	33,426,831	34,097,742	33,138,712

Diluted net earnings per share	$0.36	0.44	0.80	0.82
Weighted average common and potentially dilutive common shares	35,664,925	34,945,090	35,580,944	34,777,139

See accompanying notes to consolidated financial statements.

AVIALL, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$9,013	13,604
Receivables, net	207,462	178,826
Inventories	492,450	417,048
Prepaid expenses and other current assets	3,258	4,059
Deferred income taxes	10,553	23,949

Total current assets	722,736	637,486

Property and equipment, net	36,422	35,264
Goodwill	47,398	46,843
Intangible assets	370,435	225,526
Deferred income taxes	6,242	6,241
Other assets	10,799	11,627

Total assets	$1,194,032	962,987

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$394	850
Revolving line of credit	206,301	83,153
Cash overdrafts due to outstanding checks	21,705	24,117
Accounts payable	205,075	168,851
Accrued expenses	51,115	50,817

Total current liabilities	484,590	327,788

Long-term debt	198,620	199,926
Other liabilities	47,773	7,124
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock ($0.01 par value per share, 80,000,000 shares authorized; 36,495,997 shares and 36,155,382 shares issued and 34,427,832 shares and 34,104,971 shares outstanding at June 30, 2006 and December 31, 2005, respectively)	365	362
Additional paid-in capital	478,263	471,290
Retained earnings (accumulated deficit)	22,902	(5,599)
Treasury stock, at cost (2,068,165 shares and 2,050,411 shares at June 30, 2006 and December 31, 2005, respectively)	(29,166)	(28,589)
Accumulated other comprehensive loss	(9,315)	(9,315)

Total shareholders’ equity	463,049	428,149

Total liabilities and shareholders’ equity	$1,194,032	962,987

See accompanying notes to consolidated financial statements.

AVIALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net earnings	$28,501	28,371
Depreciation and amortization	16,350	11,983
Deferred income taxes	13,396	10,635
Compensation expense on stock-based awards	2,322	432
Changes in:
Receivables, net	(28,636)	(28,358)
Inventories	(75,402)	(15,538)
Accounts payable	18,184	64,086
Accrued expenses	508	4,951
Other, net	(458)	(3,604)

Net cash (used for) provided by operating activities	(25,235)	72,958

Investing activities:
Purchase of contract rights	(97,265)	(160,846)
Capital expenditures	(6,202)	(5,638)
Sales of property, plant and equipment	13	377

Net cash used for investing activities	(103,454)	(166,107)

Financing activities:
Net change in revolving credit facility	123,148	60,661
Issuance of common stock	4,443	11,764
Cash overdrafts due to outstanding checks	(2,412)	(31,722)
Purchase of treasury stock	(577)	(371)
Debt repaid	(504)	(1,094)
Debt proceeds	—	62
Debt issuance costs paid	—	(1,898)

Net cash provided by financing activities	124,098	37,402

Change in cash and cash equivalents	(4,591)	(55,747)
Cash and cash equivalents, beginning of period	13,604	91,632

Cash and cash equivalents, end of period	$9,013	35,885

Cash paid for interest and income taxes:
Interest	$12,170	8,937
Income taxes	$2,133	1,847

Noncash investing and financing activities:
Contract rights financed by seller	$56,140	—
Property and equipment acquired with debt	$—	413

See accompanying notes to consolidated financial statements.

AVIALL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENT

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of FIN 48 on our financial statements.

NOTE 3 - STOCK-BASED COMPENSATION

Prior to January 1, 2006, Aviall, Inc., or Aviall, accounted for stock-based compensation plans in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, or SFAS 123, “Accounting for Stock-Based Compensation.” We made the appropriate disclosures as required by SFAS 123 and Statement of Financial Accounting Standards No. 148, or SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123.” Under APB 25, share-based compensation related to our stock options was included as a pro forma disclosure in the financial statements and footnotes and will continue to be provided as such for periods presented prior to January 1, 2006.

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

As of June 30, 2006, Aviall has three stock incentive plans under which there were outstanding awards: the Aviall, Inc. Stock Incentive Plan, the Aviall, Inc. 1998 Stock Incentive Plan and the Directors Stock Plan. Under these plans, exercised options and stock appreciation rights, or SARs, are issued as new shares of Aviall’s common stock.

The Aviall, Inc. Stock Incentive Plan expired with respect to new grants on March 17, 1998 and was replaced by the Aviall, Inc. 1998 Stock Incentive Plan, or the 1998 Plan. The 1998 Plan provides for grants of qualified and nonqualified stock options, restricted stock, SARs and performance units to key employees. Options and SARs are granted at exercise prices not less than the fair market value of Aviall’s common stock on the date of grant. Options and SARs are for terms not exceeding ten years and vest over periods of up to four years. Restricted stock vests three years from the grant date and is subject to restrictions on sale or transfer. All restricted stock carries full dividend and voting rights. As of June 30, 2006, there were 96,114 shares of common stock available for future grant under the 1998 Plan and outstanding options, restricted stock shares and SARs covering 2,629,909 shares of common stock under the 1998 Plan and The Aviall, Inc. Stock Incentive Plan combined.

The Directors Stock Plan provides for grants of nonqualified stock options and restricted stock to nonemployee directors at the fair market value of Aviall’s common stock on the date of the grant. Under the terms of the Directors Stock Plan, each nonemployee director may make an election to receive shares of Aviall’s common stock in lieu of their annual cash retainer for services as a director. Shares of common stock received in lieu of the annual cash retainer vest eleven months after the date grant. In addition, grants of options to purchase up to 5,000 shares of common stock may be made to each nonemployee director each fiscal year. As of June 30, 2006, there were 72,507 shares of common stock available for future grant and outstanding options and restricted stock shares covering 157,000 shares of common stock under the Directors Stock Plan.

The fair value of each option and SAR grant is estimated using the Black-Scholes option-pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate for the expected term of the option or SAR is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life is based on the contractual term of the option or SAR and historical employee exercise rates and post-vesting employee turnover rates. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the award. Expected dividend yield is not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future. Forfeitures are estimated based on expected employee retention as well as an analysis of actual option forfeitures. To the extent actual forfeitures differ from our current estimates, cumulative adjustments to stock-based compensation expense will be recorded in the period estimates are revised.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows:

	Six Months Ended June 30,
	2006	2005
Risk-free interest rate	4.5%	3.8%
Expected life (years)	4.5	5.0
Expected volatility	40.0%	40.0%
Expected dividend yield	—	—

The following table illustrates the effect on net earnings and earnings per share, or EPS, if we had applied the fair-value recognition provisions of SFAS 123 to stock-based employee compensation in the three- and six-month periods ended June 30, 2005:

(In Thousands, Except Per Share Data)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net earnings, as reported	$15,371	28,371
Deduct: Total stock-based compensation expense determined under fair-value-based method for all awards, net of related tax effects	(509)	(1,172)

Pro forma net earnings for purposes of computing basic net EPS	$14,862	27,199

Earnings per share:
Basic - as reported	$0.46	0.86
Basic - pro forma	$0.44	0.82

Diluted - as reported	$0.44	0.82
Diluted - proforma	$0.42	0.78

The adoption of SFAS 123R on January 1, 2006 reduced our earnings before income taxes and net earnings for the three months ended June 30, 2006 by $1.2 million and $0.8 million, respectively, and for the six months ended June 30, 2006 by $2.3 million and $1.5 million, respectively. Both our basic and diluted EPS for the three- and six-month periods ended June 30, 2006 were reduced by $0.02 and $0.04, respectively. We recognized total stock-based compensation expense of $1.2 million and $0.3 million for the three months ended June 30, 2006 and 2005, respectively, and $2.3 million and $0.7 million for the six months ended June 30, 2006 and 2005, respectively, as a component of selling and administrative expense in our consolidated statement of operations. The related income tax benefit recognized was $0.4 million and $0.1 million for the three months ended June 30, 2006 and 2005, respectively, and $0.8 million and $0.2 million for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, there was $9.7 million of total unrecognized stock-based compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.6 years.

Prior to the adoption of SFAS 123R, we presented all benefits of tax deductions resulting from the exercise of stock-based compensation as operating cash flows in our consolidated statements of cash flows. SFAS 123R requires that the cash flows resulting from tax deductions in excess of compensation cost recognized (excess tax benefits) be classified as financing cash flows. For the six months ended June 30, 2006, we had no excess tax benefits to be reported as financing cash flows.

The following table summarizes stock option activity for the six months ended June 30, 2006:

	Options	Weighted- Average Exercise Price Per Option	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2006	2,157,446	$13.69
Granted	45,000	$32.25
Exercised	(285,144)	$14.15
Expired, cancelled or forfeited	—	$—

Outstanding at June 30, 2006	1,917,302	$14.06	4.52	$64,162

Vested and expected to vest at June 30, 2006	1,917,302	$14.06	4.52	$64,162

Exercisable at June 30, 2006	1,872,302	$13.62	4.39	$63,475

The weighted-average grant-date fair value of options granted was $12.84 and $9.43 for both the three months and the six months ended June 30, 2006 and 2005, respectively. The total fair value of options that vested was $2.7 million for the six months ended June 30, 2005. There were no options that vested during the three months ended June 30, 2005 and 2006, respectively, or during the six months ended June 30, 2006. The total intrinsic value of options exercised was $7.1 million and $10.5 million for the three months ended June 30, 2006 and 2005, respectively, and $8.6 million and $28.9 million for the six months ended June 30, 2006 and 2005, respectively. Cash received from the exercise of options was $4.0 million and $11.5 million for the six months ended June 30, 2006 and 2005, respectively. No income tax benefit was realized from the exercise of stock options during the six months ended June 30, 2006.

The following table summarizes SAR activity for the six months ended June 30, 2006:

	SARs	Weighted- Average Exercise Price Per SAR	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2006	—	$—
Granted	726,400	$32.49
Exercised	—	$—
Expired, cancelled or forfeited	(15,000)	$32.43

Outstanding at June 30, 2006	711,400	$32.49	6.73	$10,690

Vested and expected to vest at June 30, 2006	711,400	$32.49	6.73	$10,690

Exercisable at June 30, 2006	—	$—	—	$—

The weighted-average grant-date fair value of SARs granted was $12.84 for the three- and six-month periods ended June 30, 2006. There were no SARs granted during the three- and six-month periods ended June 30, 2005.

The following table summarizes restricted stock activity for employees during the six months ended June 30, 2006:

	Shares	Grant Date Fair Value
Nonvested at January 1, 2006	250,717	$12.73
Granted	42,115	$32.43
Vested	(134,625)	$7.46
Expired, cancelled or forfeited	—	$—

Nonvested at June 30, 2006	158,207	$22.46

The total fair value of restricted stock that vested was $1.0 million and $0.8 million for the six months ended June 30, 2006 and 2005, respectively. There was no vesting of restricted stock for employees during the three months ended June 30, 2005 and 2006, respectively. The total fair value of nonemployee director restricted stock that vested was $0.4 million for the three months ended June 30, 2006 and $0.6 million and $0.2 million for the six months ended June 30, 2006 and 2005, respectively. There was no vesting of nonemployee director restricted stock during the three months ended June 30, 2005.

NOTE 4 - SEGMENT INFORMATION

The following tables present information by operating segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Sales
Aviall Services	$349,731	314,630	708,765	598,653
ILS	7,878	7,442	15,796	14,867

Total net sales	$357,609	322,072	724,561	613,520

Profit
Aviall Services	$30,285	31,217	63,282	57,634
ILS	2,940	2,665	6,080	5,476

Segment profit	33,225	33,882	69,362	63,110
Corporate	(5,287)	(4,902)	(10,274)	(9,049)
Interest expense, net	(8,681)	(5,262)	(15,872)	(10,365)

Earnings before income taxes	$19,257	23,718	43,216	43,696

NOTE 5 - EARNINGS PER SHARE

A reconciliation of the denominator of our basic and diluted EPS calculations for net earnings follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Denominator	2006	2005	2006	2005
Weighted average common shares	34,171,258	33,426,831	34,097,742	33,138,712
Effect of dilutive securities:
Stock options	1,144,500	1,005,129	1,139,561	1,131,222
Restricted stock rights	86,726	250,717	81,207	244,798
Warrants	262,441	262,413	262,434	262,407

Weighted average common and dilutive potential common shares	35,664,925	34,945,090	35,580,944	34,777,139

Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net earnings by the weighted average number of common and potentially dilutive common shares outstanding during the period.

NOTE 6 - INTANGIBLE ASSETS

In January 2006, we entered into a distribution agreement with Smiths Aerospace LLC, or Smiths, an affiliate of Smiths Group plc, whereby Smiths appointed us as the worldwide aftermarket distributor for their civil aerospace line of products for a ten-year period. In March 2006, we entered into a second revenue- and risk-sharing agreement with General Electric Company, or GE, to exclusively supply a designated number of aftermarket parts for the life of the CF6 engine program, including the in-production CF6-80C2 and CF6-80E engines. Also in March 2006, we entered into a distribution agreement with GE to exclusively supply J85 military engine parts for the remaining lifetime of the J85 engine. In June 2006, we entered into a third revenue- and risk-sharing agreement with GE to exclusively supply a designated number of aftermarket parts for the life of the CF6 engine program, and we amended the three GE revenue- and risk-sharing agreements to increase our share of the revenue. We paid $97.3 million in cash for the above mentioned contract rights and will pay additional installments over the next 10 years in connection with some of these contracts. We have increased our intangible assets by $153.4 million for these contract rights representing the cash paid and the present value of the installment payments.

NOTE 7 – DEBT

As of June 30, 2006, our senior secured credit facility, or the Credit Facility, consists of a $260.0 million revolving credit and letter of credit facility due as a balloon payment in 2008. As of June 30, 2006, we had $206.3 million of borrowings outstanding under the Credit Facility.

On July 12, 2006, we entered into an amendment to the Credit Facility to increase the facility size and revise the leverage ratio. The total amount of revolving credit commitments has been increased from $260.0 million to $290.0 million, with availability still subject to a borrowing base calculation. The maximum leverage ratio of 3.25 to 1 for the periods subsequent to June 30, 2006 has been revised so that we now may not exceed 3.50 to 1 for the periods subsequent to June 30, 2006.

NOTE 8 - PENSION PLANS AND POSTRETIREMENT BENEFITS

The following table sets forth the components of net pension expense for all our plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2006	2005	2006	2005
Service cost	$849	736	1,698	1,472
Interest cost	1,129	1,028	2,258	2,056
Expected return on plan assets	(1,215)	(1,087)	(2,431)	(2,173)
Transition obligation amortization	—	34	—	68
Prior service cost amortization	63	1	127	2
Net loss recognition	476	297	952	594

Net pension expense	$1,302	1,009	2,604	2,019

The following table sets forth the components of net postretirement benefit income for all our plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2006	2005	2006	2005
Service cost	$—	—	—	—
Interest cost	17	17	34	35
Net amortization and deferral	(33)	(36)	(66)	(71)

Net postretirement benefit income	$(16)	(19)	(32)	(36)

NOTE 9 - BOEING ACQUISITION

On May 1, 2006, Aviall announced that it had entered into a definitive merger agreement with The Boeing Company, or Boeing, for Boeing’s acquisition of Aviall. Boeing will pay a cash price of $48 per share for each outstanding share of Aviall stock, or $1.8 billion, plus the assumption of Aviall’s indebtedness. The consummation of the merger is subject to approval of Aviall’s stockholders, satisfaction of closing conditions and receipt of government approvals. The acquisition is expected to close during September 2006.

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

The unaudited consolidating financial information presents the consolidating balance sheets as of June 30, 2006 and December 31, 2005 and the related statements of operations for the three- and six-month periods ended June 30, 2006 and 2005 and the statements of cash flows for the six month periods ended June 30, 2006 and 2005 with separate columns for:

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

Pursuant to the terms of the Credit Facility, no subsidiary of Aviall other than Aviall Services, Inc., or Aviall Services, may pay cash dividends to Aviall, other than to fund limited repurchases or redemptions of outstanding securities. In addition, Aviall Services may pay cash dividends to Aviall for the purpose of funding (i) ordinary operating expenses and scheduled debt service, (ii) payments by Aviall of taxes in respect of Aviall and its subsidiaries, up to the amount that would be payable by Aviall Services, on a consolidated basis, if it were the taxpayer and (iii) any repurchase of the Senior Notes permitted under the terms of the Credit Facility. Additionally, the Credit Facility restricts intercompany loans made to Aviall from its direct and indirect subsidiaries, with the exception of intercompany loans made to fund limited repurchases or redemptions of outstanding securities and loans made by Aviall Services to fund required payments under the Senior Notes. The net assets of consolidating subsidiaries subject to these restrictions were $754.8 million and $741.7 million at June 30, 2006 and December 31, 2005, respectively.

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2006
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	337,931	40,690	(21,012)	357,609
Cost of sales	—	280,986	33,832	(21,012)	293,806

Gross profit	—	56,945	6,858	—	63,803
Selling and administrative expense	—	31,381	4,484	—	35,865

Operating income	—	25,564	2,374	—	27,938
Interest (income) expense, net	(5,076)	13,724	33	—	8,681
Equity in (earnings) loss of subsidiaries	(9,405)	(1,568)	—	10,973	—

Earnings (loss) before income taxes	14,481	13,408	2,341	(10,973)	19,257
Provision for income taxes	1,814	4,003	773	—	6,590

Net earnings (loss)	$12,667	9,405	1,568	(10,973)	12,667

CONSOLIDATED STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2006
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	685,614	83,434	(44,487)	724,561
Cost of sales	—	570,666	69,339	(44,487)	595,518

Gross profit	—	114,948	14,095	—	129,043
Selling and administrative expense	—	60,508	9,447	—	69,955

Operating income	—	54,440	4,648	—	59,088
Interest (income) expense, net	(10,152)	25,918	106	—	15,872
Equity in (earnings) loss of subsidiaries	(21,977)	(3,223)	—	25,200	—

Earnings (loss) before income taxes	32,129	31,745	4,542	(25,200)	43,216
Provision for income taxes	3,628	9,768	1,319	—	14,715

Net earnings (loss)	$28,501	21,977	3,223	(25,200)	28,501

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2005
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	302,277	37,280	(17,485)	322,072
Cost of sales	—	248,393	30,735	(17,485)	261,643

Gross profit	—	53,884	6,545	—	60,429
Selling and administrative expense	—	26,974	4,475	—	31,449

Operating income	—	26,910	2,070	—	28,980
Interest (income) expense, net	(4,645)	9,810	97	—	5,262
Equity in (earnings) loss of subsidiaries	(12,409)	(1,102)	—	13,511	—

Earnings (loss) before income taxes	17,054	18,202	1,973	(13,511)	23,718
Provision for income taxes	1,683	5,793	871	—	8,347

Net earnings (loss)	$15,371	12,409	1,102	(13,511)	15,371

CONSOLIDATED STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2005
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	574,574	72,573	(33,627)	613,520
Cost of sales	—	474,047	59,504	(33,627)	499,924

Gross profit	—	100,527	13,069	—	113,596
Selling and administrative expense	—	50,820	8,715	—	59,535

Operating income	—	49,707	4,354	—	54,061
Interest (income) expense, net	(9,290)	19,492	163	—	10,365
Equity in (earnings) loss of subsidiaries	(22,446)	(3,083)	—	25,529	—

Earnings (loss) before income taxes	31,736	33,298	4,191	(25,529)	43,696
Provision for income taxes	3,365	10,852	1,108	—	15,325

Net earnings (loss)	$28,371	22,446	3,083	(25,529)	28,371

CONSOLIDATED BALANCE SHEET

	June 30, 2006
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$(27)	1,190	7,850	—	9,013
Receivables, net	—	178,989	28,473	—	207,462
Inventories	—	473,385	19,065	—	492,450
Prepaid expenses and other current assets	—	2,966	292	—	3,258
Deferred income taxes	—	10,485	68	—	10,553

Total current assets	(27)	667,015	55,748	—	722,736

Property and equipment, net	—	35,606	816	—	36,422
Investment in subsidiaries	813,112	43,437	—	(856,549)	—
Intercompany receivables	—	174,076	—	(174,076)	—
Goodwill	—	45,459	1,939	—	47,398
Intangible assets	—	370,435	—	—	370,435
Deferred income taxes	—	5,911	331	—	6,242
Other assets	4,999	5,798	2	—	10,799

Total assets	$818,084	1,347,737	58,836	(1,030,625)	1,194,032

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	381	13	—	394
Revolving line of credit	—	206,301	—	—	206,301
Cash overdrafts due to outstanding checks	4	21,701	—	—	21,705
Accounts payable	—	204,094	981	—	205,075
Accrued expenses	6,550	41,906	2,659	—	51,115

Total current liabilities	6,554	474,383	3,653	—	484,590

Long-term debt	200,000	(1,403)	23	—	198,620
Intercompany payables	148,481	—	25,595	(174,076)	—
Other liabilities	—	47,773	—	—	47,773
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity:
Common stock	365	33	7,542	(7,575)	365
Additional paid-in capital	478,263	867,920	9,920	(877,840)	478,263
Retained earnings (accumulated deficit)	22,902	(31,654)	12,103	19,551	22,902
Treasury stock, at cost	(29,166)	—	—	—	(29,166)
Accumulated other comprehensive (loss) income	(9,315)	(9,315)	—	9,315	(9,315)

Total shareholders’ equity	463,049	826,984	29,565	(856,549)	463,049

Total liabilities and shareholders’ equity	$818,084	1,347,737	58,836	(1,030,625)	1,194,032

CONSOLIDATED BALANCE SHEET

	December 31, 2005
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$(42)	5,231	8,415	—	13,604
Receivables, net	—	148,280	30,546	—	178,826
Inventories	—	396,600	20,448	—	417,048
Prepaid expenses and other current assets	—	3,764	295	—	4,059
Deferred income taxes	—	23,880	69	—	23,949

Total current assets	(42)	577,755	59,773	—	637,486

Property and equipment, net	—	34,475	789	—	35,264
Investment in subsidiaries	794,763	40,214	—	(834,977)	—
Intercompany receivables	—	196,568	—	(196,568)	—
Goodwill	—	44,904	1,939	—	46,843
Intangible assets	—	225,526	—	—	225,526
Deferred income taxes	—	5,911	330	—	6,241
Other assets	5,498	6,125	4	—	11,627

Total assets	$800,219	1,131,478	62,835	(1,031,545)	962,987

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	837	13	—	850
Revolving line of credit	—	83,153	—	—	83,153
Cash overdrafts due to outstanding checks	7	24,110	—	—	24,117
Accounts payable	—	167,625	1,226	—	168,851
Accrued expenses	6,529	40,097	4,191	—	50,817

Total current liabilities	6,536	315,822	5,430	—	327,788

Long-term debt	200,000	(103)	29	—	199,926
Intercompany payables	165,534	—	31,034	(196,568)	—
Other liabilities	—	7,124	—	—	7,124
Commitments and contingencies	—	—	—	—	—
Shareholders’ equity:
Common stock	362	33	7,542	(7,575)	362
Additional paid-in capital	471,290	867,917	9,920	(877,837)	471,290
Retained earnings (accumulated deficit)	(5,599)	(50,000)	8,880	41,120	(5,599)
Treasury stock, at cost	(28,589)	—	—	—	(28,589)
Accumulated other comprehensive (loss) income	(9,315)	(9,315)	—	9,315	(9,315)

Total shareholders’ equity	428,149	808,635	26,342	(834,977)	428,149

Total liabilities and shareholders’ equity	$800,219	1,131,478	62,835	(1,031,545)	962,987

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2006
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net earnings (loss)	$28,501	21,977	3,223	(25,200)	28,501
Depreciation and amortization	500	15,693	157	—	16,350
Deferred income taxes	—	13,396	—	—	13,396
Compensation expense on stock-based awards	2,322	—	—	—	2,322
Changes in:
Receivables, net	—	(30,709)	2,073	—	(28,636)
Inventories	—	(76,785)	1,383	—	(75,402)
Intercompany receivables and payables	(13,425)	18,867	(5,442)	—	—
Accounts payable	—	18,429	(245)	—	18,184
Accrued expenses	231	1,809	(1,532)	—	508
Other, net	—	(467)	9	—	(458)

Net cash provided by (used for) operating activities	18,129	(17,790)	(374)	(25,200)	(25,235)

Investing activities:
Purchase of contract rights	—	(97,265)	—	—	(97,265)
Capital expenditures	—	(6,018)	(184)	—	(6,202)
Investment in subsidiaries	(21,977)	(3,223)	—	25,200	—
Sales of property, plant and equipment	—	13	—	—	13

Net cash provided by (used for) investing activities	(21,977)	(106,493)	(184)	25,200	(103,454)

Financing activities:
Net change in revolving credit facility	—	123,148	—	—	123,148
Issuance of common stock	4,443	—	—	—	4,443
Cash overdrafts due to outstanding checks	(3)	(2,409)	—	—	(2,412)
Purchase of treasury stock	(577)	—	—	—	(577)
Debt repaid	—	(497)	(7)	—	(504)

Net cash provided by (used for) financing activities	3,863	120,242	(7)	—	124,098

Change in cash and cash equivalents	15	(4,041)	(565)	—	(4,591)
Cash and cash equivalents, beginning of period	(42)	5,231	8,415	—	13,604

Cash and cash equivalents, end of period	$(27)	1,190	7,850	—	9,013

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2005
(In Thousands)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net earnings (loss)	$28,371	22,446	3,083	(25,529)	28,371
Depreciation and amortization	500	11,367	116	—	11,983
Deferred income taxes	—	10,635	—	—	10,635
Compensation expense on stock based awards	432	—	—	—	432
Changes in:
Receivables, net	—	(29,424)	1,066	—	(28,358)
Inventories	—	(14,079)	(1,459)	—	(15,538)
Intercompany receivables and payables	(21,533)	30,337	(8,804)	—	—
Accounts payable	—	64,231	(145)	—	64,086
Accrued expenses	3,299	835	817	—	4,951
Other, net	—	(3,476)	(128)	—	(3,604)

Net cash provided by (used for) operating activities	11,069	92,872	(5,454)	(25,529)	72,958

Investing activities:
Purchase of distribution rights	—	(160,846)	—	—	(160,846)
Capital expenditures	—	(5,615)	(23)	—	(5,638)
Investment in subsidiaries	(22,446)	(3,083)	—	25,529	—
Sales of property, plant and equipment	—	344	33	—	377

Net cash provided by (used for) investing activities	(22,446)	(169,200)	10	25,529	(166,107)

Financing activities:
Net change in revolving credit facility	—	60,000	661	—	60,661
Issuance of common stock	11,764	—	—	—	11,764
Cash overdrafts due to outstanding checks	—	(31,930)	208	—	(31,722)
Purchase of treasury stock	(371)	—	—	—	(371)
Debt repaid	—	(1,071)	(23)	—	(1,094)
Debt proceeds		62			62
Debt issue costs paid	—	(1,898)	—	—	(1,898)

Net cash provided by financing activities	11,393	25,163	846	—	37,402

Change in cash and cash equivalents	16	(51,165)	(4,598)	—	(55,747)
Cash and cash equivalents, beginning of period	(35)	83,002	8,665	—	91,632

Cash and cash equivalents, end of period	$(19)	31,837	4,067	—	35,885

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

Our second quarter 2006 net earnings of $12.7 million, or $0.36 diluted earnings per share, decreased 17.5% compared to net earnings of $15.4 million, or $0.44 diluted earnings per share, in the second quarter of 2005. This resulted primarily from higher interest expense of $3.4 million in the second quarter of 2006 compared to the same quarter in 2005 from higher interest rates and a higher debt balance. In addition, our operating income in the second quarter of 2006 was $27.9 million, a decrease of $1.0 million or 3.5%, from the same quarter in 2005. This decline was driven by reduced revenues and gross profit from the Rolls-Royce T-56, or RR T56, and RR 250 product lines due primarily to part shortages and a softening in demand. This performance was offset in part by improved gross profit from sales of General Electric, or GE, CF6-50 and CF6-80A, or CF6, engine parts.

The revenues on the CF6 parts for the quarter is not comparable with 2005 because from February 1, 2005 until July 18, 2005, or the GE transition period, Aviall Services recorded only commissions and not net sales on CF6 engine parts shipped directly by GE. In addition, January 2006, April 2006 and June 2006 were the first full reporting months for the first, second and third GE revenue- and risk sharing agreements. In February 2006, we also began receiving commissions on the distribution agreement with Smiths Aerospace LLC, or Smiths, an affiliate of Smiths Group plc, which was signed in January 2006. Also, in April 2006, we began receiving commissions for the GE J85 contract signed in March 2006.

In the second quarter of 2006, our selling and administrative expense increased $4.4 million compared to the second quarter of 2005 largely due to year-over-year higher salary and benefit expenses, partially attributable to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment,” stock-based compensation costs and higher pension expenses related to our lower 2006 discount rate. Additionally, a portion of this increase in 2006 resulted from The Boeing Company, or Boeing, acquisition-related expenses and expenses incurred for startup costs for the Smiths agreement, which had a greater effect than the expenses incurred to start up the GE CF6 products in the same period in 2005. In the aggregate, these increased expenses amounted to $1.3 million, excluding employee-related expenses. Our selling and administrative expense as a percentage of sales increased to 10.0% in the second quarter of 2006 from 9.8% in the second quarter of 2005. Without the $0.9 million of Boeing acquisition-related expenses, the selling and administrative expense as a percentage of sales would have been 9.8% in the second quarter of 2006.

We have observed less certainty in our more immediate outlook. This is prompted by the combination of record high fuel costs, an increased rate of airframe and engine retirements, a reduction of demand for RR T56 parts on the part of U.S. government entities, combined with an increase in backorders on parts ordered by us from Rolls-Royce and the uncertain future faced by many of our airline customers and some general aviation aircraft operators. This concern is evidenced by the continued uncertainty surrounding the U.S. military airlift requirements, Rolls-Royce’s inability to predict some elements of the production of RR T56 and RR 250 parts, high aviation fuel prices, the bankruptcy filing in 2005 of our largest airline customer, Delta Air Lines, as well as the bankruptcy filings by Northwest Airlines and Mesaba Airlines. Despite these challenges, we continue to believe these uncertain conditions support the long-term need for the capabilities offered by Aviall Services and ILS.

Our future strategy continues to focus on the acquisition of new long-term supplier contracts as well as adding other traditional supplier relationships, delivering superior customer service and aggressively investing in technology and infrastructure to increase supplier and customer efficiencies. While we continue to evaluate potential strategic acquisitions, we believe our ability to grow at a pace similar to that which we have experienced since 2000 will largely depend on the award of a series of new long-term supplier contracts, the expansion of our traditional supplier base and product offerings and/or completion of a strategic acquisition. The timing and length of the process to procure new long-term agreements or a strategic acquisition is unpredictable. We continue to pursue a number of opportunities for additional growth, including possible large, new long-term supplier agreements. No assurance can be given that we will be able to procure any such new arrangements. To the extent we do secure any such relationship, the economies of scale derived from recent contracts may not be indicative of our future results, particularly in the early stages of new contract implementation.

The proposed merger with Boeing has resulted in the Company incurring certain expenses and taking other actions that were not previously expected. As a result, and driven largely by factors associated with the Boeing merger, we are withdrawing our 2006 earnings guidance provided earlier in 2006 and do not plan to provide future earnings guidance in light of the pending merger.

Recent Developments

On May 1, 2006, Aviall announced that it had entered into a definitive merger agreement with Boeing for Boeing’s acquisition of Aviall. Boeing will pay a cash price of $48 per share for each share of Aviall stock, or $1.8 billion, plus the assumption of Aviall’s indebtedness. The consummation of the merger is subject to approval of Aviall’s stockholders, satisfaction of closing conditions and receipt of government approvals. The estimated closing date of the acquisition is during September 2006.

In June 2006, our board of directors agreed to a proposal that will result in us increasing the size of our DFW Airport facility from about 330,000 square feet to 655,000 square feet in a single phase of construction that is expected to be completed by the end of the first quarter 2007. The program is being financed by amendments to our existing lease for this site and will increase our annual rentals, once completed, by about $0.7 million.

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

Results of Operations-Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net Sales. Net sales for Aviall Services were $349.7 million, an increase of $35.1 million or 11.2%, from the $314.6 million recorded in the second quarter of 2005.

The following table presents net sales for Aviall Services in each of its geographic regions and in all market sectors (amounts in millions):

	Amount of Increase/ (Decrease)	Percentage Increase/ (Decrease)
Geographic region:
Americas	$14.7	5.7%
Europe	$11.0	44.5%
Asia-Pacific	$9.4	28.6%

Market sector:
Commercial airline	$59.0	74.9%
General aviation/corporate	$3.5	4.4%
Government/military/other	$(27.4)	(17.5)%

Sales in the commercial airline sector increased primarily due to CF6 engine parts sales, as well as stronger sales volumes in the sector, including strong Honeywell parts sales. During the GE transition period which began in February 2005, Aviall Services recognized only commissions and not net sales on CF6 engine parts sales. Sales in the general aviation/corporate sector increased because of additional flight activity tempered by the effect of high fuel prices and somewhat by a decrease in RR 250 sales primarily due to part shortages. Sales in the government/military/other sector decreased due to a softening of demand for RR T56 parts and select part shortages offset slightly by sales of CF6 engine parts for military use. Aggregate sales of products supplied by Rolls-Royce, Honeywell and GE pursuant to exclusive contracts were $232.3 million and $212.4 million in the second quarter of 2006 and 2005, respectively. Aggregate sales of products under these contracts continued to contribute significantly to net sales during the second quarter of 2006, aggregating approximately 65% of Aviall’s net sales.

Net sales for ILS were $7.9 million, an increase of $0.5 million or 6.8%, compared to the second quarter of 2005 mostly because of increased customer penetration.

Gross Profit. Gross profit of $63.8 million increased $3.4 million or 5.6% in the second quarter of 2006 compared to $60.4 million in the second quarter of 2005. Gross profit as a percentage of net sales was 17.8% in the second quarter of 2006 as compared to 18.8% in the second quarter of 2005. The lower gross profit percentage in 2006 is primarily due to changes in product mix.

Selling and Administrative Expense. Selling and administrative expense increased $4.4 million to $35.9 million in the second quarter of 2006 and increased slightly as a percentage of net sales to 10.0% from 9.8% in the second quarter of 2005. Selling and administrative expense increased primarily as a result of higher salary and benefit expenses, including new SFAS 123R compensation expense and higher pension expenses related to our lower 2006 discount rate. In addition, $0.9 million of Boeing acquisition-related expenses as well as startup costs for the new Smiths agreement were incurred.

Interest Expense. Interest expense increased $3.4 million to $8.7 million in the second quarter of 2006 from $5.3 million in the second quarter of 2005. Noncash interest expense amounted to $1.5 million and $0.5 million in 2006 and 2005, respectively. Our net interest expense increased primarily due to higher borrowings under our senior secured credit facility, or the Credit Facility, which had a balance of $206.3 million at June 30, 2006 and a 158 basis point increase in the weighted average borrowing rate for the Credit Facility. Additionally, we incurred $1.1 million of Smiths payable discount amortization related to a deferred payable due to Smiths. At June 30, 2005, the Credit Facility had a balance of $60.0 million.

Provision for Income Taxes. Our income tax expense for the second quarter of 2006 was $6.6 million, and our effective tax rate was 34.2%. Our income tax expense for the second quarter of 2005 was $8.3 million, and our effective tax rate was 35.2%. Actual cash payments made for federal, state and foreign income taxes were $0.8 million and $1.2 million in the second quarter of 2006 and 2005, respectively. Our cash income tax expense has been primarily comprised of federal Alternative Minimum Tax, foreign taxes and state income taxes that were not offset by state tax net operating loss, or NOL, carryforwards. We anticipate our federal NOL carryforward will be fully consumed during the second half of 2006.

Results of Operations-Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net Sales. Net sales for Aviall Services were $708.8 million, an increase of $110.1 million or 18.4%, from the $598.7 million recorded in the first six months of 2005.

The following table presents net sales for Aviall Services in each of its geographic regions and in all market sectors (amounts in millions):

	Amount of Increase/ (Decrease)	Percentage Increase/ (Decrease)
Geographic region:
Americas	$60.2	12.4%
Europe	$29.4	58.8%
Asia-Pacific	$20.5	32.9%

Market sector:
Commercial airline	$110.5	72.6%
General aviation/corporate	$19.0	12.7%
Government/military/other	$(19.4)	(6.5)%

Sales in the commercial airline sector increased primarily due to CF6 engine parts sales, as well as stronger sales volumes in the sector, including strong Honeywell parts sales. During the GE transition period, which began in February 2005, Aviall Services recognized only commissions and not net sales on CF6 engine parts sales. Sales in the general aviation/corporate sector increased because of additional flight activity tempered by the effect of high fuel prices and slightly by lower RR 250 sales resulting primarily from part shortages. Sales in the government/military/other sector decreased due to a softening of demand for RR T56 parts and select part shortages offset in part by other military sales including sales of CF6 engine parts for military use. Aggregate sales of products supplied by Rolls-Royce, Honeywell and GE pursuant to exclusive contracts were $480.1 million and $398.7 million in the first six months of 2006 and 2005, respectively. Aggregate sales of products under these contracts continued to contribute significantly to net sales during the first six months of 2006, aggregating approximately 66% of Aviall’s net sales.

Net sales for ILS were $15.8 million, an increase of $0.9 million or 6.0%, compared to the first six months of 2005 mostly because of increased customer penetration.

Gross Profit. Gross profit of $129.0 million increased $15.4 million or 13.6% in the first six months of 2006 compared to $113.6 million in the first six months of 2005. Gross profit as a percentage of net sales was 17.8% in the first six months of 2006 as compared to 18.5% in the first six months of 2005. The higher gross profit percentage in 2005 is primarily due to a change in product mix.

Selling and Administrative Expense. Selling and administrative expense increased $10.4 million to $70.0 million in the first six months of 2006. Selling and administrative expense increased primarily as a result of higher salary and benefit expenses, including new SFAS 123R compensation expense and higher pension expenses related to our lower 2006 discount rate. In addition, $0.9 million of Boeing acquisition-related expenses as well as startup costs for the new Smiths agreement were incurred. Selling and administrative expense as a percentage of net sales was 9.7% in both 2006 and 2005.

Interest Expense. Interest expense increased $5.5 million to $15.9 million in the first six months of 2006 from $10.4 million in the first six months of 2005. Noncash interest expense amounted to $2.7 million and $0.9 million in 2006 and 2005, respectively. Our net interest expense increased primarily due to higher borrowings under our Credit Facility which had a balance of $206.3 million at June 30, 2006 and a 158 basis point increase in the weighted average borrowing rate for the Credit Facility. Additionally, we incurred $1.8 million of Smiths payable discount amortization related to a deferred payable due to Smiths. At June 30, 2005, the Credit Facility had a balance of $60.0 million.

Provision for Income Taxes. Our income tax expense for the first six months of 2006 was $14.7 million, and our effective tax rate was 34.1%. Our income tax expense for the first six months of 2005 was $15.3 million, and our effective tax rate was 35.1%. Actual cash payments made for federal, state and foreign income taxes were $2.1 million and $1.8 million in the first six months of 2006 and 2005, respectively. Our cash income tax expense has been primarily comprised of federal Alternative Minimum Tax, foreign taxes and state income taxes that were not offset by state tax NOL carryforwards. We anticipate our federal NOL carryforward will be fully consumed during the second half of 2006.

Liquidity and Capital Resources

Cash Flow. Net cash flow used for operations was $25.2 million in the first six months of 2006 compared to $73.0 million provided by operations in the first six months of 2005. The $98.2 million decrease in cash provided by operating activities in 2006 compared to the same period in 2005 resulted from higher inventory levels at June 30, 2006 primarily due to the completion of working capital investments in the CF6 product lines, inventory purchases for the new Smiths and J85 contracts and a lower year-over-year increase in our ending accounts payable balance due to the timing of month end settlements with our suppliers. Aviall Services’ inventory turns decreased from 3.3 turns in December 2005 to 2.9 turns in June 2006 due to the higher inventory levels in the GE product lines on June 30, 2006. The days’ sales outstanding for Aviall’s receivables increased from 47 days at December 31, 2005 to 52 days at June 30, 2006 due to higher sales in the last month of the second quarter of 2006 relative to the full quarter sales compared to the fourth quarter of 2005. Capital expenditures were $6.2 million in the first six months of 2006 as compared to $6.1 million in the first six months of 2005, including $0.4 million for noncash capital expenditures. Capital spending in both 2006 and 2005 was primarily for upgrades to Aviall Services’ enterprise resource planning software, computer hardware and operations infrastructure. We expect to make capital expenditures, including noncash capital amounts, totaling approximately $12.0 million in 2006. These projects include upgrades and enhancements associated with both our systems and operations infrastructure at Aviall Services and ILS.

In January 2006, we entered into a distribution agreement with Smiths whereby Smiths appointed us as the worldwide aftermarket distributor for their civil aerospace line of products for a ten-year period. In March 2006, we entered into a second revenue- and risk-sharing agreement with GE to exclusively supply a designated number of additional aftermarket parts for the life of the CF6 engine program including the in-production CF6-80C2 and CF6-80E engines. Also in March 2006, we entered into a distribution agreement with GE to exclusively supply J85 military engine parts for the remaining lifetime of the J85 engine. In June 2006, we entered into a third revenue- and risk-sharing agreement with GE to exclusively supply a designated number of aftermarket parts for the life of the CF6 engine program. Additionally in June 2006, we amended the three GE revenue- and risk-sharing agreements to increase our share of the revenue. We paid $97.3 million in cash for the above mentioned contract rights and will pay additional installments over the next 10 years in connection with some of these contracts. We have increased our intangible assets by $153.4 million for these contract rights representing the cash paid and the present value of the installment payments.

Variable Working Capital (see definition below) increased $67.8 million in the first six months of 2006 as compared to December 31, 2005 and decreased $20.2 million in the first six months of 2005 as compared to December 31, 2004. In 2006, we invested $103.5 million in net capital expenditures and contract rights as compared to $166.1 million in 2005. The combined cash used in the first six months of 2006 of $128.7 million by both operating and investing activities was funded by $4.4 million received for common stock issued pursuant to the exercise of employee stock options, $123.1 million of net borrowings under our revolving credit facilities and a portion of the $13.6 million of cash on hand at the beginning of 2006. In addition, our cash overdraft position decreased $2.4 million in the first six months of 2006. As a result, our cash balance decreased by $4.6 million.

By way of comparison, the combined cash used in the first six months of 2005 of $93.1 million for both operating and investing activities was funded by $11.8 million received for common stock issued pursuant to the exercise of stock options, $60.7 million of net borrowings under the Credit Facility and a portion of the $91.6 million of cash on hand at the beginning of 2005. In addition, our cash overdraft position decreased $31.7 million in the first six months of 2005. As a result, our cash balance decreased by $55.7 million. Overdraft positions arise when we settle our accounts payable by issuing checks at month end, and the recipients of these checks have not presented them to our banks for payment before our cut-off for accounting purposes. We classify these overdraft positions as a separate current liability in our accompanying consolidated balance sheet because no right of offset existed against other cash accounts within the same bank. Generally accepted accounting principles, or GAAP, treat these amounts similar to debt in the statement of cash flows by presenting cash overdrafts as a financing activity. We expect to continue large month end settlements with our major suppliers, but the overdrafts will change in accordance with the variable amounts of products shipped to us from time to time.

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

In 2006, we have funded our internal growth and any related capital expenditures primarily out of cash flow from operations and borrowings under the Credit Facility. If we are awarded one or more additional long-term supplier agreements that require significant investments in contract rights and inventory, we may be required to increase availability and borrow significant amounts under the Credit Facility, or we may be required to sell debt, equity or other securities under our shelf registration statement or otherwise to fund the costs associated with the investment. Likewise, if we enter into a strategic acquisition or if our current projections prove to be inaccurate in 2006, we may be required to borrow significant amounts under the Credit Facility or otherwise secure capital resources.

The following table presents a reconciliation of our Variable Working Capital to working capital for the periods presented:

(In Thousands)	June 30, 2006	December 31, 2005	June 30, 2005	December 31, 2004
Receivables, net	$207,462	178,826	172,445	144,087
Plus: Inventories	492,450	417,048	343,667	328,129
Less: Accounts payable	(205,075)	(168,851)	(162,715)	(98,629)

Variable Working Capital	494,837	427,023	353,397	373,587

Plus:
Cash and cash equivalents	9,013	13,604	35,885	91,632
Prepaid expenses and other current assets	3,258	4,059	3,824	2,953
Deferred income taxes	10,553	23,949	29,795	40,432
Less:
Current portion of long-term debt	(394)	(850)	(1,157)	(1,440)
Cash overdrafts due to outstanding checks	(21,705)	(24,117)	(11,301)	(43,023)
Revolving line of credit	(206,301)	(83,153)	(60,661)	—
Accrued expenses	(51,115)	(50,817)	(51,692)	(46,741)

Working capital	$238,146	309,698	298,090	417,400

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

Senior Unsecured Debt. We have $200.0 million of senior unsecured notes, or the Senior Notes, outstanding. The Senior Notes bear interest at 7.625% per annum and mature on July 1, 2011, unless previously redeemed at our option. We may redeem some or all of the Senior Notes at specified redemption prices at any time after July 1, 2007. Prior to July 1, 2006, we were able to but did not redeem up to 35% of the Senior Notes from the proceeds of qualifying equity offerings.

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

Senior Secured Debt. As of June 30, 2006, the Credit Facility consists of a $260.0 million revolving credit and letter of credit facility due as a balloon payment in 2008, with availability determined by reference to a borrowing base calculated using our eligible accounts receivable and inventory and after deducting reserves required by the lenders. As of June 30, 2006, we had $206.3 million of borrowings outstanding under the Credit Facility and had issued letters of credit for $0.6 million. In addition, we had $52.7 million available for additional borrowings under the Credit Facility and our borrowing base was $337.8 million. As of June 30, 2006, borrowings under the Credit Facility bear interest based upon either: (1) a Eurodollar Rate plus an applicable margin ranging from 1.25% to 2.25% depending upon our financial ratios, or (2) a Base Rate plus an applicable margin ranging from 0.25% to 1.25% depending upon the same financial ratios. We expect to utilize both of these interest rate options during 2006. As of June 30, 2006, the weighted average interest rate on the Credit Facility was 6.78%. An annual commitment fee of 0.375% is payable monthly in arrears on the daily unused portion of the Credit Facility. Obligations under the Credit Facility are collateralized by substantially all of our domestic assets and 65% of the stock of certain of our foreign subsidiaries. The Credit Facility also contains default clauses that permit the acceleration of all amounts due following an event of default at the discretion of the lenders, and lock-box provisions that apply our cash collections to outstanding borrowings. Based on the terms of the Credit Facility and pursuant to EITF Issue No. 95-22, “Balance Sheet Classification of Revolving Credit Agreement Obligations Involving Lock-Box Arrangements,” we classify amounts outstanding under the Credit Facility, if any, as current.

On July 12, 2006, we entered into an amendment to the Credit Facility to increase the facility size and revise the leverage ratio. The total amount of revolving credit commitments has been increased from $260.0 million to $290.0 million, with availability still subject to a borrowing base calculation. The maximum leverage ratio of 3.25 to 1 for the periods subsequent to June 30, 2006 has been revised so that we now may not exceed 3.50 to 1 for the periods subsequent to June 30, 2006.

We also maintain a Canadian $6.0 million secured revolving credit facility, or the Canadian Revolver. As of June 30, 2006, we had no borrowings outstanding under the Canadian Revolver.

Debt Covenants. The Credit Facility contains various restrictive operating and financial covenants, including several that are based on earnings before interest, taxes, depreciation, amortization, extraordinary gains or losses, and one-time items, or Adjusted EBITDA. We must comply with a maximum leverage ratio covenant that measures the ratio of our outstanding debt to our Adjusted EBITDA for the trailing four quarters. We must maintain a maximum leverage ratio of 3.25 to 1 for the fiscal quarter ended June 30, 2006 and 3.50 to 1 for the fiscal quarters ending on or after September 30, 2006. We must also comply with a minimum interest coverage ratio covenant that measures the ratio of our Adjusted EBITDA for the trailing four quarters to our interest expense during the trailing four quarters. The minimum interest coverage ratio covenant was 3.50 to 1 at June 30, 2006 and will remain at that level for all periods thereafter.

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

The following table presents a reconciliation of our EBITDA and Adjusted EBITDA, as defined in the Credit Facility, to net earnings for the trailing four quarters ended June 30, 2006:

(In Thousands)	Third Quarter 2005	Fourth Quarter 2005	First Quarter 2006	Second Quarter 2006	Total
Net earnings	$14,262	13,898	15,834	12,667	56,661
Loss from discontinued operations	—	71	—	—	71

Earnings form continuing operations	14,262	13,969	15,834	12,667	56,732
Plus:
Income tax expense	5,959	6,969	8,125	6,590	27,643
Interest expense, net	5,277	5,482	7,191	8,681	26,631
Depreciation and amortization expense, excluding debt issuance cost and long-term payable discount amortization	6,285	6,047	6,726	6,795	25,853
Compensation expense on stock-based awards	257	357	1,114	1,208	2,936

EBITDA	32,040	32,824	38,990	35,941	139,795
Noncash (gains) losses	23	214	242	(216)	263

Adjusted EBITDA	32,063	33,038	39,232	35,725	140,058

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

Contractual Obligations. As of June 30, 2006, there have been no material changes in our contractual obligations as set forth in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2005.

New Accounting Pronouncements

Effective January 1, 2006, Aviall adopted the fair-value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment,” using the modified prospective application transition method. Under this transition method, the compensation cost recognized beginning January 1, 2006 includes compensation cost for the unvested portion of all share-based payments granted prior to January 1, 2006 and compensation cost for all share-based payments granted subsequent to December 31, 2005. Prior to January 1, 2006, Aviall accounted for stock-based compensation plans in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, or SFAS 123, “Accounting for Stock-Based Compensation.” Under APB 25, share-based compensation related to our stock options was included as a pro forma disclosure in the financial statements and footnotes and will continue to be provided as such for periods presented prior to January 1, 2006. Results for prior periods have not been restated.

Under SFAS 123R, we continue to estimate the fair value of our share-based payment awards using the Black-Scholes option-pricing model. The fair value is amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The risk-free interest rate for the expected term of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life is based on the contractual term of the award and historical employee exercise rates and post-vesting employee turnover rates. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the award. Expected dividend yield is not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future. Forfeitures are estimated based on expected employee retention as well as an analysis of actual option forfeitures. To the extent actual forfeitures differ from our current estimates, cumulative adjustments to stock-based compensation expense will be recorded in the period estimates are revised.

The adoption of SFAS 123R on January 1, 2006 reduced our earnings before income taxes and net earnings for the three months ended June 30, 2006 by $1.2 million and $0.8 million, respectively, and for the six months ended June 30, 2006 by $2.3 million and $1.5 million, respectively. Both our basic and diluted EPS for the three- and six-month periods ended June 30, 2006 were reduced by $0.02 and $0.04, respectively. We recognized total stock-based compensation expense of $1.2 million and $0.3 million for the three months ended June 30, 2006 and 2005, respectively, and $2.3 million and $0.7 million for the six months ended June 30, 2006 and 2005, respectively, as a component of selling and administrative expense in our consolidated statement of operations. The related income tax benefit recognized was $0.4 million and $0.1 million for the three months ended June 30, 2006 and 2005, respectively, and $0.8 million and $0.2 million for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, there was $9.7 million of total unrecognized stock-based compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.6 years.

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of FIN 48 on our financial statements.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and foreign exchange rates. From time to time, we have used financial instruments to offset these risks. These financial instruments are not used for trading or speculative purposes. We did not experience any significant changes in market risk during the first six months of 2006. Our market risk is described in more detail in “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

There were no changes to our internal control over financial reporting during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Not applicable.

Item 1a: Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

AVIALL, INC.

August 1, 2006	By:	/s/ Colin M. Cohen
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